Form 10-K/A
period 1997-03-31
UNITED HERITAGE CORP
filed 1998-06-02
CIK 354567

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 2
Mark One

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 1997 --- Commission File Number 0-9997; OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ____________ to _____________.


                        UNITED HERITAGE CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             UTAH                                     87-0372864
   ------------------------                ---------------------------------
   (State of Incorporation)                (IRS Employer Identification No.)


      2 North Caddo Street, P. O. Box 1956, Cleburne, Texas  76033-1956
      -----------------------------------------------------------------
                  (Address of principal executive offices)


                                (817) 641-3681
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


                                            Name of each exchange
Title of each class                         on which registered
-------------------                         ---------------------
Common Stock, $0.001 par value              Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $0.001 par value

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No [  ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

	The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of the Common Stock quoted on the National Association of Securities
Dealers Automated Quotation System on April 30, 1997, was $22,568,203. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of June 25, 1997, 96,121,542 shares of Common Stock were outstanding.

	Documents Incorporated by Reference: Portions of the Company's Information Statement dated not later than 120 days after the end of the Company's most recent fiscal year, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1997 Annual Meeting of Shareholders of United Heritage Corporation are incorporated by reference into Part III.

PAGE

                                   PART I

ITEM 1.	BUSINESS

GENERAL

	United Heritage Corporation (the "Company") is a Utah corporation formed in 1981. The Company has its principal office in Cleburne, Texas and operates its business through its wholly-owned subsidiaries, National Heritage Sales Corporation ("National"), UHC Petroleum Corporation ("Petroleum") UHC Petroleum Services Corporation ("Services") and Sovereign Communications Corporation ("Sovereign"), (collectively, the "Subsidiaries").

DESCRIPTION OF BUSINESS

General
-------

	Through its wholly-owned subsidiary, National, the Company engages in operations in the beef industry, involved in fresh beef sales, ultimately supplying beef products to suppliers of such products for retail sale to consumers. An emerging segment of the beef industry deals with beef products which contain, due to natural causes, less fat than typical choice beef. Typical choice beef has been the object of criticism by health authorities due to its high fat content, resulting in a portion of beef purchasers selecting alternate food choices, such as poultry or fish. The "lite" beef concept has been a response to health-conscious consumers' demand for beef with reduced levels of fat. The Company produces its "lite" beef product under the United States Department of Agriculture ("USDA") Food Safety and Inspection Service's Final Rule on Nutrition Labeling of Meat and Poultry Products, wherein "lite" beef is defined as having at least 50% less fat and one-third less calories than typical choice beef, as defined by USDA Handbook 8-13.

	Through its wholly owned subsidiary, Petroleum, the Company is engaging in the oil and gas business since its acquisition of the membership interests of Apex Petroleum, L.L.C. ("Apex") on February 11, 1997 and the subsequent merger of Apex with and into Petroleum on February 27, 1997. Through the Apex transaction, the Company acquired the assets of Apex (by virtue of the merger after the interests were acquired), which consisted primarily of leases of an oil field in South Texas consisting of 10,502 + or - acres. The transaction was completed based on a report received from Surtek, Inc., a Golden, Colorado petroleum engineering firm ("Surtek") that did extensive testing of the leases. It is the intent of the Company to develop these leases. Because of the nature of the formation containing the oil, it has been determined that using an Alkaline-Surfactant-Polymer flood method of recovery could produce at least 60% of the oil-in-place. The Alkaline-Surfactant-Polymer flood method of recovery ("A-S-P")is a technique that combines three methods to achieve a synergistic effect. The proper combination and injection of these chemicals has been used to optimize the pH of the oil reservoirs, lower the interfacial tensions allowing the oil to flow more easily, reverse the wettability of the formation rock to make the oil more susceptible to migration to the producing wellbores, and provide a means to literally push the oil to the producing wells. Surtek's experience in other fields and the results of the laboratory testing of the formation rock, oil, and water from the Field indicate that the A-S-P method has the potential to allow oil recovery greater than any other proven method presently available to the Company.

PAGE

	Services was formed to act as the operating company for the Petroleum leases at such time as the current operator's agreement is either terminated or assigned. The present operator is Pruitt Engineering & Petroleum Co. ("PEPCO"). PEPCO has agreed to assign all of its rights and obligations under its current operating agreement to Services. The assignment has not yet occurred, and Services is not currently operating. Sovereign was formed in anticipation of a possible foreclosure by the Company of certain radio broadcasting assets of which it is a lienholder, and is not currently operating.

PRODUCTS AND OPERATIONS

	Beef. The Company has produced to its specifications and sells "lite" beef products. Such "lite" beef products come from heavy, grain-fed beef animals that have the necessary carcass specifications to meet the Company's standards and thereby qualify for the USDA's definition of "lite." The basic raw material, carcass beef, is acquired by the Company through a network of independent producers and/or slaughter houses. To insure continued compliance of and consistency in its products, the Company's quality control agent is present each time the beef products are fabricated, and all fabrication is done in USDA inspected facilities.

	The Company has fabricated for it only the amount of beef products which it has sold prior to fabrication, and does not maintain an excess inventory due to limited product life. Approximate production capacity is currently 2,000 head of beef per week, and the Company's average weekly production during the fiscal year ended March 31, 1997 was 56 head per week. Another limiting factor is the number of head of cattle available which meet the carcass specifications required by the Company's standards. Management, based on its contacts with various feed yards throughout the country, estimates the supply available to the Company at approximately 175,000 head per year.

	During the fiscal year ended March 31, 1997 two (2) customers each accounted for 10% or more of the Company's sales, as follows:
Lucky Stores, Inc. 71%; and Tri-State Wholesale Associated
Grocers, Inc. 22%.

        Oil and Gas. The Company just completed the acquisition of Apex on February 11, 1997, and had no production since the mid-fourth quarter acquisition. The Company anticipates activity in this area upon the raising of additional capital needed for the recovery operation. The Company estimates a total of $15,000,000 in additional capital will be needed for the recovery operation over a period of 24 months, and anticipates raising it through a combination of private and public securities offerings. There are no assurances that this capital can be raised.

MARKETING AND DISTRIBUTION. The Company primarily uses its own sales personnel to market its products. The Company utilizes newspaper advertising and point-of-sale information materials in connection with retail sales in grocery stores. When necessary,

                                     -2-
PAGE
the Company also utilizes the services of food brokers in certain areas of the United States to act as brokers for the Company in sales of its "lite" beef product.

EMPLOYEES. The Company currently employs nine (9) full-time employees, including a quality control and procurement agent who is always present in the plant when the "lite" beef products are fabricated.

COMPETITION

	Beef. The Company has found the beef market to be dominated by large, well-established companies which have large-scale consumer recognition, large sales forces and extensive marketing budgets. The Company must continue to offer specialty products such as its "lite" beef products to compete with these companies.
 The Company intends to be competitive in the market by offering a high quality healthier alternative to other beef products and to appeal to a more health conscious consumer who would like to eat beef, but wants a lower fat alternative. The Company is at a competitive disadvantage with regard to the price of its product in comparison to regular beef and the limited resources it has for advertising.

	Oil and Gas. The oil and gas business is highly competitive and has few barriers to entry. Although the Company owns all of the rights to produce oil from the Field, the Company will be competing with other oil and gas companies and investment partner-ships in search for, and obtaining of, future desirable prospects, the securing of contracts with third parties for the development of oil and gas properties, the contracting for the purchase or rental of drilling rigs and other equipment necessary for drilling operations, and the purchase of equipment necessary for the completion of wells, as well as in the marketing of any oil and gas which may be discovered. Many of the Company's competitors are larger than the Company and have substantially greater access to capital and technical resources than does the Company and may therefore have a significant competitive advantage. Many of the Company's competitors are capable of making a greater investment in a given area than is the Company, although large and small companies alike are subject to the economics of cost effectiveness. The prices at which the Company will be able to sell any oil or gas production will have a substantial effect on its earnings, if any.

ACQUISITIONS

	On February 11, 1997 the Company acquired all of the member-ship interests of Apex Petroleum, L.L.C. (Apex"), a Texas limited liability company, in consideration of 77,500,000 shares of the Company's $0.001 par value common stock ("Common Stock") issued to the members of Apex. The acquisition was completed in a private transaction which was exempt from registration under the Federal Securities Laws. On February 27, 1997, Apex was merged with and into Petroleum, a newly formed Texas corporation. The transaction was based on an independent valuation of Apex by Surtek, Inc. ("Surtek"), a petroleum engineering company, which performed certain tests on the primary assets of Apex, leases of an oil field in South Texas consisting of approximately 10,502 acres, to determine the value of the Apex assets. Based on the Surtek

                                     -3-
PAGE
report, the Company's board of directors unanimously accepted the valuation and elected to close the transaction to purchase the Apex interests. The number of shares issued to the members of Apex for their interests was determined based on the price per share at the time the contract dated September 28, 1995, between the Company and the Apex members was executed ($0.25 per share) and the valuation by Surtek ($846,000,000), as modified by an amendment to the contract between the Company and the Apex members which was executed April 30, 1996, which limited the number of shares that could be issued in the transaction to 77,500,000 shares. The transaction was approved unanimously by the Company's independent directors.

FINANCIAL INFORMATION BY SEGMENT

	Revenues, net income and identifiable assets are presented below for the fiscal years ended March 31, 1997, 1996 and 1995.

                                 1997             1996              1995
                              ----------      --------------   --------------
Revenue:
    Beef Products             $2,737,489      $ 1,087,229     	$ 3,500,116
    Corporate                       -0-              -0-                580
    Oil and Gas                     -0-       Not Applicable   Not Applicable

Net Income (Loss):
    Beef Products                197,535         (138,214)         (106,580)
    Corporate                   (390,037)        (199,115)         (879,181)
    Oil and Gas                     -0-       Not Applicable   Not Applicable

Identifiable Assets:
    Beef Products                171,384          123,766           233,670
    Corporate                  1,377,165        1,797,519         1,366,648
    Oil and Gas               24,293,613      Not Applicable   Not Applicable


	The Company operated only one business segment for the entire fiscal year, the sale of processed "lite" beef products. The
Company has operated the oil and gas segment only since the acquisition of Apex on February 11, 1997, however, the operations from that time until the end of the fiscal year have been immaterial. For revenue, net income (loss) and identifiable assets of the Company's discontinued operations, see the financial statements and related footnotes.

ITEM 2.	PROPERTIES

	The Company operates out of offices provided by Walter G.
Mize, Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Mize provides the office space and equipment

                                     -4-
PAGE
without charge to the Company. The value of the office space and services provided is estimated to be $18,000 annually.

	The Company owns leases of an oil field in Edwards County, Texas consisting of approximately 10,502 acres. Although there have been estimates of the oil in place, the reserves have not yet been proved. The Company intends that these reserves will be proved during the fiscal year ending March 31, 1998.

ITEM 3.	LEGAL PROCEEDINGS

	The Company and its subsidiaries are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of its fiscal year ended March
31, 1997.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

	The executive officers of the Company, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors, their respective ages and their present position with the Company are as follows:

Name               Age    Position with Company           Position Held Since
----               ---    ---------------------           -------------------
Walter G. Mize      59    Chairman of the Board,                1987
                          President and Chief
                          Executive Officer

Stanley L. Vick     40    Vice President and Controller         1994

Harold L. Gilliam   50    Secretary, Treasurer and Chief        1990
                          Financial Officer


	The business experience of each of these executive officers during the past five (5) years is set forth below:

	Mr. Walter G. Mize has served as Chairman of the Board, President and Chief Executive Officer of the Company since September 1987. He has also served as President, Chairman of the Board and Chief Executive Officer of National Heritage Sales Corporation since September 1987. He has been engaged in oil and gas exploration and development, cattle ranching, real estate development, banking, and various other investment activities for over thirty years.

	Mr. Stanley L. Vick has served as Vice President of the Company since March 1994, and as the Company's Controller since February 1993. From June 1991 to February 1993 he served as a controller in privately-held companies. Mr. Vick was employed by

                                     -5-
PAGE

Weaver and Tidwell, L.L.P. from May 1979 to June 1991, and has been a Certified Public Accountant in the state of Texas since
1982.

	Mr. Harold L. Gilliam has served as Secretary, Treasurer and Chief Financial Officer of the Company since November 1990. He has been a partner in the firm of Gilliam, Wharram & Co., P.C., Certified Public Accountants, located in Cleburne, Texas, since August 1987, and has been a Certified Public Accountant in the state of Texas since 1972.

	No family relationships exist among the executive officers and directors of the Company. No director of the Company is a director of any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of that Act or of any company registered as an investment company under the Investment Corporation Act of 1940, as amended.

                                  PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

	The principal market for the Company's Common Stock is the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), trading under the symbol "UHCP." The Company's Common Stock is also listed on the Boston Stock Exchange ("BSE"), trading under the symbol "UHC."

	The following table sets forth, for the periods indicated, the high and low bid price per share of the Company's Common Stock as reported on NASDAQ. The NASDAQ quotations reflect prices quoted by market makers of the Company's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                High    Low
                                               -----   -----
Fiscal Year Ended March 31, 1997:
     First Quarter                             $0.94   $0.53
     Second Quarter                             0.91    0.50
     Third Quarter                              1.72    0.84
     Fourth Quarter                             1.97    1.13

Fiscal Year Ended March 31, 1996:
     First Quarter                             $0.59   $0.19
     Second Quarter                             0.75    0.22
     Third Quarter                              0.66    0.19
     Fourth Quarter                             1.22    0.19

                                     -6-
PAGE

SHAREHOLDERS

	As of May 31, 1997 there were approximately 2,986 record holders of the Company's Common Stock.

DIVIDENDS

	The Company has never declared any dividends and does not anticipate declaring a cash dividend in the foreseeable future.

	Pursuant to Section 16-10a-640 of the Utah Business Corporation Act, the Company may not pay dividends if, after giving effect to the distribution, (a) the Company would not be able to pay its debts as they become due in the usual course of business, or (b) the Company's total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

	The Company has sold, within the past three years, the following shares of common stock not registered under the Securities Act of 1933, as amended ("33 Act"), to the persons, on the dates, for the aggregate consideration, and pursuant to the registration exemption listed. No underwriters were used, and no underwriting discounts or commissions were paid in any of the sales.


 Date       Purchaser               Amount                Consideration                           Exemption
-------   --------------          ----------      ------------------------------------      --------------------
9/29/95   Walter G. Mize           2,500,000      $625,000                                  ss. 4(2) of 33 Act (1)

2/11/97   Walter G. Mize          72,900,000      94.064516% of Apex Petroleum, L.L.C.      ss. 4(2) of 33 Act (2)

2/11/97   Adam Lee Mize            1,550,000      2% of Apex Petroleum, L.L.C.              ss. 4(2) of 33 Act (3)

2/11/97   Mary Catherine Hicks     1,550,000      2% of Apex Petroleum, L.L.C.              ss. 4(2) of 33 Act (3)

2/11/97   Gail T. Pruitt           1,500,000      1.935484% of Apex Petroleum, L.L.C.       ss. 4(2) of 33 Act (4)


                                     -7-
PAGE

1 Relying on the fact that there was no public offering to a single sophisticated offeree who is president and chairman of the Company and the purchaser bought for investment purposes.

2 Relying on the fact that there was no public offering to a small number of sophisticated offerees and the purchaser, who is president and chairman of the Company bought for investment purposes.

3 Relying on the fact that there was no public offering to a small number of sophisticated offerees and the purchaser, who is a family member of the president of the Company bought for investment purposes.

4 Relying on the fact that there was no public offering to a small number of sophisticated offerees and the purchaser, who has a pre-existing business relationship with the president of the Company, bought for investment purposes.


	The Company has also sold, within the past three years, warrants exercisable for shares of common stock not registered under the 33 Act, to the persons, on the dates, for the aggregate consideration, on the exercise terms, and pursuant to the registration exemption listed. No underwriters were used, and no underwriting discounts or commissions were paid in any of the sales.

                                     -8-
PAGE


                                                                Shares      Exercise Price
 Date       Purchaser                   Consideration         Exercisable     per Share                Exemption
-------   ----------------        --------------------------- -----------  ---------------    ----------------------
8/16/96   Mark G. Hollo           Investment Banking Services   650,000    465,000 @ $0.75    ss. 4(2) of 33 Act (1)

                                                                            46,500 @ $1.00

                                                                            46,500 @ $1.25

                                                                            46,500 @ $1.50

                                                                            22,750 @ $1.75

                                                                            22,750 @ $2.00

8/16/96   Sands Brothers &        Investment Banking Services   650,000    465,000 @ $0.75    ss. 4(2) of 33 Act (1)
          Co., Ltd.
                                                                            46,500 @ $1.00

                                                                            46,500 @ $1.25

                                                                            46,500 @ $1.50

                                                                            22,750 @ $1.75

                                                                            22,750 @ $2.00


1 Relying on the fact that there was no public offering to a small number of sophisticated offerees and the purchaser bought for investment purposes.

                                     -9-
PAGE

ITEM 6.	SELECTED FINANCIAL DATA

	The following selected financial data for the five years ended March 31, 1997 is derived from the consolidated financial statements of the Company. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

                                Year Ended       Year Ended      Year Ended      Year Ended      Year Ended
                                 03/31/97         03/31/96        03/31/95        03/31/94        03/31/93
                                -----------     -----------     -----------     -----------     -----------
Income Data: (1)

Revenues                        $ 2,737,489     $ 1,087,229     $ 3,500,696   	$ 3,786,211   	$ 7,704,661
Income (Loss) From
  Continuing Operations            (192,502)       (337,330)       (985,761)       (445,125)       (537,051)
Income (Loss) From Continuing
  Operations Per Share                (0.00)           (.02)          (0.06)          (0.03)          (0.04)
Weighted Average Number of
  Shares Outstanding             28,584,726      16,480,990      15,204,542      15,016,874      14,422,823

Balance Sheet Data: (1)

Working Capital                 $   149,008     $   508,708     $   184,612     $    33,029     $   428,843
Total Assets                     25,842,162       1,921,285       1,600,318       3,104,094       3,369,858
Current Liabilities                 119,403          25,939          64,960         225,283          95,141
Long-Term Debt                          ---             ---             ---             ---             ---
Shareholders' Equity             25,722,759       1,895,346       1,535,358       2,878,811       3,274,717


(1)	Reclassified to reflect discontinued operations.  See Note 3 to the consolidated financial statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

	The Company has operated the "lite" beef products segment of its business since October 1, 1987. The Company operated its cattle breeding segment from October 1, 1987 until its sale on March 31, 1995; therefore, operations of the cattle segment for the fiscal year ended March 31, 1995 are reported as a discontin-ued operation, and this discussion and analysis of financial

                                     -10-
PAGE
condition and results of operations does not include the cattle segment.

	The main focus of the Company continues to be Heritage Lifestyle Lite Beef. The Company sells its lite beef to Jewel Osco supermarkets in New Mexico, and in 1996 added 32 test stores from a major West Coast supermarket chain. In August 1996, this chain came off "test status" and also increased the number of stores carrying the beef to 41.

	On February 11, 1997 the Company acquired all of the member-ship interests of Apex in consideration of 77,500,000 shares of the Company's Common Stock issued to the members of Apex. See
"Item 1. Business - Acquisitions."

RESULTS OF OPERATIONS

	Revenues from continuing operations for the year ended March 31, 1997 ("Fiscal 1997") were $2,737,489, compared to revenues of $1,087,229 for the fiscal year ended March 31, 1996 ("Fiscal
1996") and $3,500,696 for the fiscal year ended March 31, 1995 ("Fiscal 1995"). The increase in sales revenues for Fiscal 1997 is due primarily to additional customers carrying the product.
The decline in sales revenues for Fiscal 1996 was due primarily to less customers carrying the product.

	Total operating expenses of $2,942,865 reflect an increase in Fiscal 1997 as compared to $1,437,653 in Fiscal 1996 due to the additional volume of beef sales. The decrease of total operating expenses in Fiscal 1996 from $3,791,325 in Fiscal 1995 is due to the lower volume of beef sales.

	The loss from continuing operations for Fiscal 1997 was $192,502, a decrease as compared to both the Fiscal 1996 loss of $337,330 and the Fiscal 1995 loss of $985,761. The decrease in the Fiscal 1997 loss was due primarily to the increased volume of beef sales. The decrease in the Fiscal 1996 loss was due primarily to there being no bad debts written off.

	During Fiscal 1997 two (2) customers accounted for 10% or more of National's sales, as follows: Lucky Stores, Inc., 71% and Tri-State Wholesale Grocers, Inc., 22%.

	Beef Products Segment: Revenues generated by National (the "Beef Products Segment") were $2,737,489 for Fiscal 1997, representing 100% of total Company revenues and reflecting an increase from Fiscal 1996 amounts. Revenue for Fiscal 1997 was impacted by the addition of a new large customer, a west coast supermarket chain, resulting in a higher volume of beef sales.
Beef product revenues for Fiscal 1996 of $1,087,229 showed a decline from Fiscal 1995 revenues of $3,500,116 due to the loss of a large customer resulting in a lower volume of beef sales.

	The cost of processed beef products as a percentage of revenues of 83% shows a decrease as compared to the Fiscal 1996 and 1995 percentages of 91% and 89%, respectively. The decrease for Fiscal 1997 from that of prior years is due primarily to

                                     -11-
PAGE
decreased costs associated with the higher volume of beef sold and an improved pricing structure.

	Selling expenses for Fiscal 1997 of $108,095 were substantially increased as compared to Fiscal 1996 primarily due to the use of an outside salesperson. Selling expenses for Fiscal 1996 of $49,667 were substantially less than the prior year amount of $254,895. The decrease for Fiscal 1996 was due, in part, to a decrease in advertising, travel and compensation.

	The Beef Products Segment reported a profit of $197,535 for Fiscal 1997, which reflects the impact of the additional sales volume from the west coast supermarket chain and a reduction of overhead. The Fiscal 1996 loss of $138,214 was primarily due to the reduced sales volume resulting from the loss of a large customer.

	Impact of Inflation: Sales prices are based on a multiple of current cattle costs (raw materials) and are adjusted weekly with the cattle market; therefore, the cost of raw materials (cattle) has little impact on gross profit (percentage). Cattle prices can have a significant impact on sales and, consequently, net profits. However, gross profits on a per head basis are not significantly impacted by rising beef prices since the sales prices are based on a multiple of the cost.

	Corporate: General and administrative expenses of $565,511 for Fiscal 1997, increased as compared to $398,833 for Fiscal
1996 due to additional legal expenses, amortization of consulting agreements and additional SEC, NASDAQ and Boston Stock Exchange filing fees. General and administrative expenses of $398,833 for Fiscal 1996 were similar to the Fiscal 1995 amount of $410,322.

	Interest income of $12,874 in Fiscal 1997 was similar to the Interest income of $14,585 in Fiscal 1996. The Fiscal 1996 interest income increased from $9,298 in Fiscal 1995 due to an increase in cash and that cash being invested in an interest-bearing account.

LIQUIDITY AND CAPITAL RESOURCES

	Liquidity. Current assets of the Company decreased from $534,647 at March 31, 1996 to $268,411 at March 31, 1997, and
current liabilities increased from $25,939 at March 31, 1996, to $119,403 at March 31, 1997. Working capital was $149,008 at March 31, 1997, as compared to $508,708 for the prior year end. The decrease is primarily due to cash invested in oil and gas properties.

	Equity capital increased by $1,652,597 during Fiscal 1997. Stockholders' equity was $25,722,759 at March 31, 1997, as compared to $1,895,346 at March 31, 1996. The increase was due to the Apex acquisition which added over $23,500,000 in equity.

        The total assets of the Company were $25,842,162 at March 31, 1997, as compared to $1,921,285 for the previous year end. The increase in total assets results primarily from the acquisition of Apex.

                                     -12-
PAGE

	Cash Flow: The Company's continuing operations used $30,549, $184,915, and $264,420 in cash flow in Fiscal 1997, 1996 and 1995, respectively. In Fiscal 1997, the cash used in continuing operations decreased as compared to Fiscal 1996 due to the decreased net loss and an increase in accrued expenses. The change in Fiscal 1996 was primarily due to the liquidation of trade receivables during the year. Cash consumed by discontinued operations was $0 for Fiscal 1997 and Fiscal 1996 and $176,291 for Fiscal 1995. The cash used by discontinued operations for Fiscal 1995 was due to the cattle operations.

	Cash of $525,635 was used by investing activities during Fiscal 1997, primarily related to capital expenditures for the oil and gas properties. Cash of $44,144 was used by investing activities during Fiscal 1996, primarily related to the oil and gas investment. Cash of $518,951 was provided by investing activities during Fiscal 1995, primarily related to the sale of property and equipment related to the cattle segment. Investing activities relating to continuing operations for Fiscal 1998 are expected to be considerably more than the Fiscal 1997 amounts, due to the development of the oil and gas investment.

	Cash of $199,250 was provided by financing activities in Fiscal 1997, resulting from the exercise of stock options. Cash of $655,000 was provided by financing activities in Fiscal 1996, resulting from the issuance of common stock. Financing activities used cash of $148,500 in Fiscal 1995, resulting from principal payments of $1,060,597 and proceeds from loans of $912,097.

	Capital Resources: In Fiscal 1998 it is anticipated that funds will be utilized towards the development of the oil and gas property. In management's opinion, the anticipated funds to be derived from operations together with proceeds from equity or debt financing, as necessary, should be sufficient to meet the Company's capital and liquidity needs for the next twelve months.
 However, no assurance can be provided that such will be the case.

	There are no additional material commitments for capital expenditures as of March 31, 1997.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The financial statements and supplementary data required to be included in this Item 8 are set forth in Item 14 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

	The Company has had no changes in accountants or disagreements with its accountants on accounting and disclosure to report under this Item 9.

                                     -13-
PAGE

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	This information is incorporated by reference from the Company's definitive Information Statement for the Company's 1997 annual meeting for the fiscal year ended March 31, 1997, to be filed no later than July 29, 1997, and from "Part 1. Item 4A. Executive Officers of the Company" included in this report.

ITEM 11. EXECUTIVE COMPENSATION

	This information is incorporated by reference from the Company's definitive Information Statement for the Company's 1997 annual meeting for the fiscal year ended March 31, 1997, to be filed no later than July 29, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

	This information is incorporated by reference from the Company's definitive Information Statement for the Company's 1997 annual meeting for the fiscal year ended March 31, 1997, to be filed no later than July 29, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	This information is incorporated by reference from the Company's definitive Information Statement for the Company's 1997 annual meeting for the fiscal year ended March 31, 1997, to be filed no later than July 29, 1997.

                                     -14-
PAGE

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of Report.

        1.      Financial Statements                                   Page
                                                                       ----
		The following financial statements of the Company required to be included in Item 8 are filed under Item 14 at the page indicated:

                Independent Auditor's Report                            F-1

		Consolidated Balance Sheets at March 31, 1997
                and 1996                                                F-2

		Consolidated Statements of Operations for the
                years ended March 31, 1997, 1996 and 1995               F-4

		Consolidated Statements of Changes in
                Shareholders' Equity for the years ended
                March 31, 1997, 1996 and 1995                           F-5

		Consolidated Statements of Cash Flows for the
                years ended March 31, 1997, 1996 and 1995               F-6

                Notes to Consolidated Financial Statements              F-9

	2.	Financial Statement Schedules.

		No schedules are required because they are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

	3.	Exhibits.

                3.01 Articles of Incorporation, as amended on April 20, 1995. (1) (3.01)

                3.02    Bylaws. (2) (3.2)

                10.01 Letter Agreement between the Company and Apex Petroleum, L.L.C., dated April 30, 1996. pertaining to the Definitive Stock Purchase Agreement between the Company and Apex Petroleum, L.L.C., dated September 28, 1995. (3) (10.1)

                21      Subsidiaries of the Company. (4) (21)

                23      Consent of Weaver and Tidwell, L.L.P.*

                24      Power of Attorney. (4) (24)

                27      Financial Data Schedule.*

                                     -15-
PAGE

	 *	Filed herewith.

	(1)	Filed with the Company's Annual Report on Form 10-K for
                the fiscal year ended March 31, 1995 and incorporated by reference herein.

	(2)	Filed with the Company's Registration Statement No. 33-
                43564 on Form S-1 and incorporated by reference herein.

	(3)	Filed with the Company's Quarterly Report on Form 10-Q
                for the fiscal quarter ended June 30, 1996 and incorporated by reference herein.

	(4)	Filed with the Company's Annual Report on Form 10-K for
                the fiscal year ended March 31, 1997 and incorporated by reference herein.

(b)	Reports on Form 8-K.

	On February 24, 1997 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to report that on February 11, 1997 the Company acquired all of the membership interests of Apex Petroleum, L.L.C. (Apex"), a Texas limited liability company, in consideration for the issuance of 77,500,000 shares of the Company's common stock, $0.001 par value, to the members of Apex. This filing was amended on April 28, 1997.

(c)	Exhibits Required by Item 601 of Regulation S-K.

	The exhibits listed in Part IV, Item 14(a)(3) of this report, and not incorporated by reference to a separate file, are included after "Signature," below.

(d)	Financial Statement Schedules Required by Regulation S-X.

	All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.

                                     -16-
PAGE

                                   SIGNATURE

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNITED HERITAGE CORPORATION



Date:  June 1, 1998                          By:/s/Walter G. Mize
                                                ------------------------
                                                Walter G. Mize, Chairman
                                                of the Board, President and
                                                Chief Executive Officer

                                     -17-
PAGE

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage
Corporation and subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, certain conditions exist which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
June 2, 1997


                                      F-1
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1997 AND 1996



                                          1997                1996
                                      -----------          ----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents              80,722             437,656
    Trade accounts receivable             134,940              28,092
    Inventories                               750              25,862
    Other current assets                   51,999              43,037
                                      -----------          ----------
        Total current assets              268,411             534,647

NOTE RECEIVABLE                         1,245,766           1,261,766

OIL AND GAS PROPERTIES                 24,293,613             110,731

PROPERTY AND EQUIPMENT, at cost
    Equipment, furniture and fixtures      29,149              28,820
    Vehicles                               56,720              22,046
                                      -----------          ----------

                                           85,869              50,866
    Less accumulated depreciation          51,497              37,039
                                      -----------          ----------

                                           34,372              13,827
INVESTMENTS AND OTHER ASSETS
    Intangible assets, net                                        314
                                      -----------          ----------

TOTAL ASSETS                          $25,842,162          $1,921,285
                                      ===========          ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-2
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1997 AND 1996


                                             1997            1996
                                         -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                      $    61,876     $    23,108
   Accrued expenses                           57,527           2,831
                                         -----------     -----------
       Total current liabilities             119,403          25,939


SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value,
     5,000,000 shares authorized,
     none issued
   Common stock, $.001 par value,
     100,000,000 shares authorized,
     shares issued and outstanding
     1997 - 96,021,542
     1996 - 17,824,542                        96,021          17,824
   Additional paid-in capital             32,425,853       8,458,441
   Accumulated deficit                    (6,714,807)     (6,522,305)
                                         -----------     -----------
                                          25,807,067       1,953,960

   Deferred compensation and consulting      (84,308)        (52,500)
   Stock subscriptions receivable                             (6,114)
                                         -----------     -----------
                                          25,722,759       1,895,346
                                         -----------     -----------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY               $25,842,162     $ 1,921,285
                                         ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-3
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED MARCH 31, 1997, 1996 AND 1995

<CAPTIOM>
                                              1997           1996         1995
                                           ----------     ----------   -----------
OPERATING REVENUES
   Processed beef products                 $2,737,489     $1,087,229   $ 3,500,116
   Other                                                                       580
                                           ----------     ----------   -----------
        Total operating revenues            2,737,489      1,087,229     3,500,696

OPERATING COSTS AND EXPENSES
   Processed beef products                  2,269,259        989,153     3,126,108
   General and administrative                 565,511        398,833       410,322
   Selling expenses                           108,095         49,667       254,895
                                           ----------     ----------   -----------
        Total operating expenses            2,942,865      1,437,653     3,791,325
                                           ----------     ----------   -----------

   Loss from operations                      (205,376)      (350,424)     (290,629)

OTHER INCOME (EXPENSE)
   Interest income                             12,874         14,585         9,298
   Interest expense                                           (1,491)      (17,540)
   Bad debt expense                                                       (686,890)
                                           ----------     ----------   -----------
        Loss from continuing operations      (192,502)      (337,330)     (985,761)

DISCONTINUED OPERATIONS
   Loss form operations of discon-
     tinued broadcasting affiliate                                        (169,379)
   Loss from operations of discon-
     tinued cattle segment                                                (204,293)
   Loss on disposal of discontinued
     cattle business                                                       (44,634)
                                           ----------     ----------   -----------
        Net loss                            ($192,502)     ($337,330)  ($1,404,067)
                                           ==========     ==========   ===========
Loss per share -
   continuing operations                     $   0.00       $  (0.02)   $    (0.06)
                                           ==========     ==========   ===========

Net loss per share                           $   0.00       $  (0.02)   $    (0.09)
                                           ==========     ==========   ===========

Weighted average
   number of common shares                 28,584,726     16,480,990  	15,204,542
                                           ==========     ==========   ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-4
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                              Common Stock
                                       -------------------------        Additional
                                                                         Paid-in       Accumulated
                                         Shares         Amount           Capital         Deficit           Other
                                       ----------     ----------      ------------    -------------     -----------
Balance, March 31, 1994                15,204,279     $   15,204      $  7,753,561    ($ 4,780,908)     ($ 109,046)
        Rounding adjustment                   263

	Realization of services
          received for stock
          issued in prior year                                                                              60,614
        Net loss                                                                      (  1,404,067)
                                       ----------     ----------      ------------    -------------     -----------

Balance, March 31, 1995                15,204,542         15,204         7,753,561    (  6,184,975)     (   48,432)
	Stock issued upon exercise
          of stock options                120,000            120            82,380                      (   52,500)
        Realization of stock issued
          in exchange for future
          services                                                                                          42,318
	Stock issued pursuant to
          private placement             2,500,000          2,500           622,500
        Net loss                                                                      (    337,330)
                                       ----------     ----------      ------------    -------------     -----------

Balance, March 31, 1996                17,824,542         17,824         8,458,441    (  6,522,305)     (   58,614)
        Stock issued for assets        77,500,000         77,500        23,598,750
	Stock issued upon exercise
                of stock options          697,000            697           198,555
	Realization of stock issued
		in exchange for future
                services                                                                                    52,500
	Stock options granted for
                consulting                                                 170,107                      (  170,107)
	Realization of deferred
                consulting costs                                                                            85,799
	Write-off of subscription
                receivable                                                                                   6,114
        Net loss                                                                      (    192,502)
                                       ----------     ----------      ------------    -------------     -----------

Balance, March 31, 1997                96,021,542     $   96,021      $ 32,425,853    ($ 6,714,807)     ($  84,308)
                                       ==========     ==========      ============    =============     ===========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-5
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                               1997           1996          1995
                                                          ------------    -----------    -----------
CASH FLOWS FROM
OPERATING ACTIVITIES:
        Loss from continuing operations                   ($  192,502)    ($ 337,330)    ($ 985,761)
	Adjustments to reconcile loss from
          continuing operations to net cash
          used in continuing operations:
               Depreciation                                    14,460          8,252          8,246
               Amortization                                       314
               Interest rolled into note receivable                                          (8,937)
               Deferred compensation and consulting
                 recognized in current year                   138,299         42,318         60,614
               Write-off of note receivable                     6,114                       686,890
               Changes in assets and liabilities:
                 (Increase) decrease in trade
                   accounts receivable                       (106,848)       163,570        (76,268)
                 (Increase) decrease in inventory              25,112        (24,122)        28,083
                 (Increase) decrease in other
                   current assets                              (8,962)         1,418         10,890
                 Increase (decrease) in accounts
                   payable and accrued expenses                93,464        (39,021)        11,823
                                                          ------------    -----------    -----------

                 Net cash used in continuing operations       (30,549)      (184,915)      (264,420)

                 Loss from discontinued operations                                         (418,306)

	Adjustments to reconcile loss from
          discontinued operations to net cash
          used in discontinued operations:
               Equity in losses of
                 discontinued operations                                                    373,672
               Loss on disposal of discontinued
                 cattle business                                                             44,634
               Cash advances to discontinued operations                                    (176,291)
                                                          ------------    -----------    -----------

                 Net cash used in discontinued operations                                  (176,291)
                                                          ------------    -----------    -----------

                 Net cash used in operating activities        (30,549)      (184,915)     ($440,711)


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-6
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                (continued)

                                              1997          1996           1995
                                          -----------   -----------   ------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
	Proceeds from sale of
          property and equipment          $             $             $   626,008
        Capital expenditures                (541,635)     (113,264)      (129,302)
        Collections of notes receivable       16,000        69,120         22,245
                                          -----------   -----------   ------------
             Net cash (used in) provided
                by investing activities     (525,635)      (44,144)       518,951
                                          -----------   -----------   ------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
        Principal payments on borrowings                  (520,000)    (1,060,597)
        Proceeds from loans                                520,000        912,097
	Proceeds from issuance
          of common stock                    199,250       655,000
                                          -----------   -----------   ------------

             Net cash provided by (used in)
                financing activities         199,250       655,000       (148,500)
                                          -----------   -----------   ------------

Net increase (decrease) in
        cash and cash equivalents           (356,934)      425,941        (70,260)

Cash and cash equivalents,
    beginning of year                        437,656        11,715         81,975
                                          -----------   -----------   ------------

Cash and cash equivalents, end of year    $   80,722    $  437,656    $    11,715
                                          ===========   ===========   ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:

	Cash paid during the year for:
           Interest
              Continuing operations                     $    1,491    $    17,540
              Discontinued operations                                           1
                                          -----------   -----------   ------------
                                          $        -    $    1,491    $    17,541
                                          ===========   ===========   ============

           Taxes                          $             $             $
                                          ===========   ===========   ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-7
PAGE

                        UNITED HERITAGE CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED MARCH 31, 1997, 1996 and 1995
                                (continued)


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

        On February 11, 1997, the Company issued 77,500,000 shares of common stock in exchange for 100% of the membership interests in Apex Petroleum, L.L.C. [] in a transaction accounted for as an acquisition of assets. The acquisition of assets was recorded at the fair value of the commmon stock issued of $23,676,250.

        During the year ended March 31, 1995, the Company sold the assets of the discontinued broadcasting operations. In exchange for the assets which had a net book value of $1,328,766, the Company received a note receivable for $2,500,000.


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-8
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Principles of Consolidation and Presentation

                The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, National Heritage Sales Corporation, UHC Petroleum Corporation (formerly Heritage Cattle Corporation), UHC Petroleum Services Corporation, formed January 21, 1997 and Sovereign Communications Corporation, formed January 21, 1997. UHC Petroleum Services Corporation and Sovereign Communications Corporation had no operations for the year ended March 31, 1997.

                Auldridge Broadcasting, Inc. was sold on April 30, 1991. The results of operations of Auldridge have been presented as discontinued operations in the accompanying consolidated statements of operations for all applicable years.

                All intercompany transactions and balances have been eliminated upon consolidation.

	Nature of Operations

                United Heritage Corporation (the Company) distributes "lite" beef products. On March 31, 1995, the Company discontinued cattle operations and sold substantially all the assets of Heritage Cattle Corporation. During the year ended March 31, 1996, the Company entered into an agreement with Apex Petroleum, L.L.C., wherein the Company had the right to acquire certain unproved oil and gas leases. The results of testing and evaluations were favorable and the acquisition was finalized on February 11, 1997. The Company continues to explore oil and gas properties.

	Acquisition

                Effective February 11, 1997, United Heritage Corporation
                (UHC) issued 77,500,000 shares of common stock to Walter G. Mize, Mary Catherine Hicks, Adam Mize and Gail Pruitt in exchange for 100% of the membership interests in Apex Petroleum, L.L.C. Walter G. Mize is President and Chairman of the Board of UHC. After the issuance of the shares the former Apex members hold approximately 90% of the outstanding shares of UHC and the transaction has


                                      F-9
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	Acquisition - continued

                been accounted for as an acquisition of assets. The assets of Apex consist of unproved oil and gas leases. The unproved properties were recorded at the fair value of the common stock issued of $23,676,250. Apex has had no operations since its inception on September 5, 1995. Subsequent to the acquisition, Apex was merged into UHC Petroleum Corporation.

	Revenue

		Revenue is recognized when products are delivered to customers.

	Inventories

                Lite beef inventories represent lite beef purchased for resale and is valued at the lower of cost (first-in, first-out) or market.

	Property and Equipment

                Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

                   Equipment, furniture and fixtures        3-7 years
                   Vehicles                                 3-5 years

	Loss Per Share

                The loss per share, continuing operations and the net loss per share have been computed by dividing the respective losses by the weighted average number of shares of common stock outstanding throughout the year. Shares issuable upon exercise of stock options have not been included in the per share computations because the effect of their inclusion would be antidilutive.

                                      F-10
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	Intangible Assets

                Intangible assets are recorded at cost less accumulated amortization of $12,728 and $12,414 at March 31, 1997 and 1996.

	Cash Flows Presentation

                For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

	Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	Financial Instruments

                Financial instruments of the Company consist of cash and cash equivalents, trade accounts receivable, notes receivable, and accounts payable. Recorded values of cash, trade receivables and payables approximate fair values due to short maturities of the instruments. The fair value of the note receivable was estimated to approximate its carrying amount based on an appraisal of the underlying collateral.

	Stock-based Employee Compensation

                The Company accounts for the issuance of stock options under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option.

                                      F-11
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	Stock-based Employee Compensation - continued

                The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which provides for an alternative measure of compensation cost based on the fair value of the options granted. The fair value of an option is based on the intrinsic value as well as the time value of the option. See Note 10 for the additional disclosures required by SFAS No. 123.


NOTE 2.  UNCERTAINTY

        As shown in the accompanying financial statements, the Company continues to generate net losses and has accumulated a substantial deficit since inception, which has been eliminated in recording the reverse acquisition. However, the Company anticipates a continued increase in beef sales in the fiscal year ending March 31, 1998, and management continues to evaluate its unproved oil and gas properties. In management's opinion, working capital available now as well as funds to be derived from operations together with proceeds from equity or debt financing, as necessary, should be sufficient to meet the Company's capital and liquidity needs for the next twelve months.


NOTE 3.  DISCONTINUED OPERATIONS

        The following net revenues, assets and liabilities have been included in loss from discontinued operations and net assets of discontinued operations in the accompanying consolidated statements of operations and consolidated balance sheets:

                                 1997            1996             1995
                                ------          ------          --------
		Net revenues	$    -      	$    -      	$120,725
                                ======          ======          ========
		Total assets	$    -      	$    -      	$     -
                                ======          ======          ========

                                      F-12
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 3.  DISCONTINUED OPERATIONS - continued

                                           1997       1996       1995
                                          ------     ------    --------

                Total liabilities         $    -     $    -    $      -
                                          ======     ======    ========
		Depreciation, depletion
                        and amortization  $    -     $    -    $ 46,791
                                          ======     ======    ========

                Capital expenditures      $    -     $    -    $    950
                                          ======     ======    ========


        On November 1, 1994, the Company sold its broadcasting business to Madison Radio Group, Inc., a wholly-owned subsidiary of Madison Group Associates, Inc., for $2,500,000. The broadcasting business included AM/FM radio stations in Canyon and Amarillo, Texas. The consideration of $2,500,000 is in the form of a three-year note bearing interest at 7%, and pursuant to a modification of the note on August 31, 1995, is payable in monthly payments of $5,000 for the first nine months beginning December 1, 1994, through August 1, 1995, when such payments increased to $6,500 principal per month for three months beginning September 1, 1995, through November 1, 1995. Then payments increased to $7,500 per month for three months beginning December 1, 1995 through February 1, 1996, when such payments decreased to $5,000 principal per month plus interest accrued thereon until November 1, 1997, when the remaining principal balance will be due. Madison failed to make the March 1, 1996 payment, and thus is in default. Presently, the Company has filed suit to collect this note.

        The $2,500,000 note is secured by a First Purchase Money Security Interest Lien on all real and personal property transferred pursuant to this transaction, one million (1,000,000) shares of the common stock of Madison Group Associates, Inc., and by all the outstanding stock of Madison Radio Group, Inc., Madison's wholly-owned subsidiary. The stock of Madison Radio Group, Inc. was foreclosed on in November 1996 and subsequently sold to Heritage Communications Corporation, a company related to United Heritage Corporation through common stockholders. At March 31, 1997, Madison Radio Group, Inc. is wholly owned by Heritage Communications Corporation. In addition, Madison Group Associates, Inc., has pledged a promissory note executed on September 20, 1992, in the original amount of $1,000,000 payable to Canaveral International Corp. (now known as Madison Group Associates, Inc.) by First Capital Trust, Sam Podany and Ted Yashcheshen. Madison Group Associates, Inc. has filed for bankruptcy. The Company has had

                                      F-13
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 3.  DISCONTINUED OPERATIONS - continued

        the collateral securing the note receivable appraised and has determined that the value of the collateral exceeds the Company's carrying amount of the note receivable.

        The potential gain of $1,254,234 has been deferred due to the lack of a significant initial investment by the buyer. This accounting treatment will continue until the buyer's cumulative payments are sufficient to qualify the transaction for gain recognition under generally accepted accounting principles. During the year ended March 31, 1997, the Company received $16,000 of interest payments, which have been added to and included in the deferred gain.

        Also, on March 31, 1995, Heritage Cattle Corporation, now known as UHC Petroleum Corporation, entered into an agreement with Walter G. Mize to sell its cattle herd, fixed assets (equipment, hay, supplies, etc.) and land leases to Mr. Mize for the agreed upon value of $506,402. The cattle herd was appraised by a qualified independent appraiser at $487,744, the value of the fixed assets was $16,648, and the value of the land leases was $2,010. The book value of these assets at March 31, 1995 was $658,060. Also part of this transaction is Mr. Mize's agreement to forego cattle maintenance fees and land and equipment lease payments in the amount of $107,025. The result of these transactions was a reduction in the consolidated assets of UHC of approximately $658,000 and a reduction in the consolidated liabilities of UHC of approximately $613,000. The transaction effectively disposes of the cattle segment of the Company and is reported as a loss on disposal of discontinued operations.

        The following net revenues, assets and liabilities disposed of have been included in loss from discontinued operations and net assets of discontinued operations in the accompanying consolidated statements of operations and consolidated balance sheets.

                                     1997       1996         1995
                                    ------     ------     ---------

                Net revenues        $    -     $    -     $  78,357
                                    ======     ======     =========
                Total assets        $    -     $    -     $       -
                                    ======     ======     =========
                Total liabilities   $    -     $    -     $       -
                                    ======     ======     =========

                                      F-14
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 3.  DISCONTINUED OPERATIONS - continued

                                             1997      1996         1995
                                            ------    ------      ---------
		Depreciation, depletion
                        and amortization    $    -    $    -      $  67,091
                                            ======    ======      =========
                Capital expenditures        $    -    $    -      $ 127,053
                                            ======    ======      =========

        The statement of operations for the year ended March 31, 1995 has been restated to reflect the cattle operations as discontinued.


NOTE 4.  NOTES RECEIVABLE

        Included in notes receivable at March 31, 1997, is the note receivable from Madison Radio Group, Inc., recorded at $1,245,766. The Madison note (see Note 3) for $2,500,000 is recorded net of the initial deferred gain plus subsequent interest payments totaling $1,254,234. The investment in the Madison note is past due and considered impaired. However, no valuation allowance is required because the fair value of the collateral exceeds the recorded investment in the receivable. In accordance with the cost recovery method of accounting, no interest income has been recognized on this note receivable. Principal and interest collected reduce the Company's recorded investment in the note receivable.

        In October 1990, the Company sold Heritage Marine Corporation, a former wholly-owned subsidiary of the Company, for $1,000,000. Consideration consisted of a cash payment of $202,805 and an unsecured promissory note to the Company for $797,195. Under the terms of the agreement between the two companies, Banner paid principal of $211,113 in advance and additional payments were not due until March 1994 when interest of approximately $111,000 was due. Banner failed to make the interest payment and at March 31, 1994 was in default. On June 1, 1994, the Company renegotiated the note. In accordance with the modification agreement, $8,937 of accrued interest was rolled into the note balance on June 13, 1994. Thereafter, monthly installments of $13,601, including principal and interest at 7%, were due over a period of sixty months at which time all remaining principal and interest was due.

                                      F-15
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 4.  NOTES RECEIVABLE - continued

        As of March 31, 1995, the purchaser was in default on the negotiated agreement and as a result, the principal and accrued interest balance were written off resulting in a loss from bad debt of $686,890 and a reduction of 1995 interest income of $40,069.

        Interest income for the year ended March 31, 1997 and 1996, is a result of cash held in an interest-bearing account.


NOTE 5.  INVENTORIES

	Inventories consist of the following:
                                             1997           1996
                                          ---------       -------
                  Lite beef               $     750       $25,862
                                          =========       =======

NOTE 6.  OIL AND GAS PROPERTIES

        In September 1995, the Company entered into an agreement to acquire 100% of Apex Petroleum, L.L.C. (Apex) owner of certain unproved oil and gas leases located in Edwards County, Texas. The agreement was contingent on the Company having certain testing and development performed and a valuation being obtained which was acceptable to the Company. Apex is related to the Company through members who are also shareholders of the Company including Mr. Mize, who has a controlling interest in Apex. Pursuant to the agreement, the Company has incurred exploration costs necessary to obtain an evaluation of reserves. Costs incurred have been capitalized as oil and gas properties.

        A favorable valuation report was received and the transaction was closed on February 11, 1997. The Company issued
        77,500,000 shares of common stock to the members of Apex, pursuant to the agreement and subsequent revision.

        As of March 31, 1997, a determination cannot be made about the extent of proved reserves for this project and no oil or gas has been produced. Consequently, no amortization has been computed on the exploration costs. The Company will begin

                                      F-16
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS


NOTE 6.  OIL AND GAS PROPERTIES - continued

        to amortize these costs when evaluation of the project is complete and production commences, which is currently estimated to be later in 1997. All costs capitalized as of March 31, 1997 were incurred to acquire and evaluate the project and are considered exploration costs.


NOTE 7.   CONCENTRATIONS OF CREDIT RISK

        Financial instruments which potentially subject the company to concentrations of credit risk consist of cash equivalents, notes and trade receivables. During the year ended March 31, 1997, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits. Cash equivalents held in money market accounts at March 31, 1997 were $69,947. The Company has a secured promissory note receivable at March 31, 1997 and 1996, from Madison Radio Group, Inc. for $2,500,000 (see Notes 3 and 4).

        Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating within the United States. Receivables from two customers at March 31, 1997 and one customer at March 31, 1996, comprised approximately 77% and 79%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible.


NOTE 8.  RELATED PARTY TRANSACTIONS

        The Company previously had operating leases for ranch land and equipment with Mr. Mize. Included in loss from operations of discontinued cattle segment for the fiscal year ended March 31, 1995 is $55,050 of lease expense under the terms of these leases. During fiscal 1994, the Company obtained a $300,000 unsecured revolving line of credit, bearing interest at 6%, from ALMAC Financial Corporation, a corporation owned by Mr. Mize. At
        March 31, 1997, and 1996, no amounts were outstanding under the line of credit. Included in interest expense for the years ended March 31, 1997, 1996, and 1995, is $-0-, $1,491, and $17,512, respectively, for interest expense incurred under this agreement. The weighted average interest rate under this agreement was 6% for 1996 and 1995.

                                      F-17
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 8.  RELATED PARTY TRANSACTIONS - continued

        On March 31, 1995, Heritage Cattle Corporation, now known as UHC Petroleum Corporation, sold its cattle herd, certain fixed assets and land leases to Mr. Mize, effectively disposing of the cattle segment (see Note 3).

        On September 29, 1995, Mr. Mize bought 2,500,000 shares of the Company's common stock for $625,000 to provide working capital for the Company.

        On February 22, 1996, the Company granted stock options for 120,000 shares to Lavaca Mortgage Investors, Inc., a corporation owned by Mr. Mize's brother. Options were exercised on the grant date at $0.25 per share when the market value was $.69 per share. Deferred consulting costs of $52,500 were recorded as a reduction of shareholder's equity and were expensed in 1997 as the services were rendered.

        On February 11, 1997, the Company acquired 100% of Apex Petroleum, L.L.C. The Company issued 77,500,000 shares of common stock to the members of Apex. Mr. Mize, President and Chairman of the Board of the Company, has a controlling interest in Apex.


NOTE 9.  BUSINESS SEGMENTS AND MAJOR CUSTOMERS

        Subsequent to the sale of its cattle and broadcast segments, the Company operated in only one business segment, the sale of processed Lite Beef products. In the last quarter of the year ended March 31, 1996, the Company began investigating oil and gas exploration activities. As of March 31, 1996, this did not constitute a significant business segment. During the year ended March 31, 1997, the Company invested $506,632 and acquired an additional $23,676,250 interest in oil and gas properties. As of March 31, 1997, the $24,293,613 in oil and gas activities constitutes a business segment and the assets are separately identified on the balance sheet.
        No revenues or expenses have been recognized from these activities (see Note 6).

                                      F-18
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 9.  BUSINESS SEGMENTS AND MAJOR CUSTOMERS - continued

        The Company recorded Lite Beef sales to the following major customers for the years ended March 31:

                                       1997                    1996                   1995
                               -------------------    ---------------------   -------------------
                                 Amount    Percent      Amount      Percent     Amount    Percent
                               ----------  -------    ----------    -------   ----------  -------
                Customer A     $        -      -%     $        -       -%     $  855,881     24%

                Customer B      1,933,904     71               -       -               -      -

                Customer C        187,319      7               -       -         596,490     17

                Customer D        615,841     22         559,578      51               -      -

                Customer E              -      -         119,846      11         652,190     19

                Customer F              -      -         400,917      37       1,242,524     35
                               ----------  -------    ----------    -------   ----------  -------
                               $2,737,064    100%     $1,080,341      99%     $3,347,085     95%
                               ==========  =======    ==========    =======   ==========  =======


NOTE 10.  STOCK OPTION PLANS

        Directors of the Company adopted the 1995 Stock Option Plan effective September 11, 1995. This Plan set aside 2,000,000 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan must be exercised within five years after the date of grant, but may be affected by the termination of employment.

                                      F-19
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 10.  STOCK OPTION PLANS- continued

        The following schedule summarizes pertinent information with regard to the 1995 Plan for the years ended March 31, 1997 and 1996:

                                              1997                    1996
                                    -----------------------  -----------------------
                                                   Weighted                 Weighted
                                                   Average                  Average
                                      Shares       Exercise    Shares       Exercise
                                    Outstanding     Price    Outstanding     Price
                                    -----------   ---------  -----------   ---------
                Beginning of year    1,872,000    $    .42            -    $      -
                        Granted              -           -    2,027,000         .41
                        Exercised     (647,000)        .25     (120,000)        .25
                        Forfeited     (325,000)       1.28      (35,000)        .25
                        Expired              -           -            -           -
                                    -----------   ---------  -----------   ---------
                End of year            900,000    $    .25    1,872,000    $    .42
                                    ===========   =========  ===========   =========
                Exercisable            870,000    $    .25    1,602,000    $    .25
                                    ===========   =========  ===========   =========

		Weighted average
                  fair value of
                  options granted:  $     0.00               $     0.20
                                    ===========              ===========


        Stock options outstanding under the 1995 Plan are all exercisable at $0.25 per share and weighted average remaining contractual life is 3.5 years.

        Directors of the Company adopted the 1996 Stock Option Plan effective March 13, 1996. This Plan and its subsequent amendment set aside 1,450,000 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the company and/or its subsidiaries. Options granted under the Plan must be exercised over periods of 180 days to five years after the date of grant, but may be affected by the termination of employment.

                                      F-20
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 10.  STOCK OPTION PLANS- continued

        The following schedule summarizes pertinent information with regard to the 1996 Plan for the years ended March 31, 1997 and 1996:

                                              1997                   1996
                                     ----------------------  ---------------------
                                                   Weighted               Weighted
                                                   Average                Average
                                        Shares     Exercise    Shares     Exercise
                                     Outstanding    Price    Outstanding   Price
                                     -----------   --------  -----------  --------
                Beginning of year       500,000    $    .30          -    $      -
                        Granted       1,170,000         .70    500,000         .30
                        Exercised       (50,000)        .75          -           -
                        Forfeited      (500,000)        .30          -           -
                        Expired        (600,000)       1.06          -           -
                                     -----------   --------  -----------  --------
                End of year             520,000    $    .82    500,000    $    .30
                                     ===========   ========  ===========  ========
                Exercisable             520,000    $   . 82    500,000    $    .30
                                     ===========   ========  ===========  ========

		Weighted average
                  fair value of
                  options granted:   $     0.28               $   0.00
                                     ===========             ===========


        The following table summarizes information about the stock options outstanding under the 1996 Plan at March 31, 1997:

                         Weighted
                         Average      Weighted
           Range of       Number      Remaining       Average
           Exercise     of Shares    Contractual      Exercise
            Prices      at 3/31/97       Life          Price
        -------------   ----------   -----------      --------
        $1.00 - $1.50     330,000     1.1 years        $1.20
        $1.63 - $2.44      80,000      .9 years         1.96
        $2.75 - $4.13      80,000     1.0 years         3.38
        $6.00              30,000     1.1 years         6.00
                        ----------
                          520,000
                        ==========

                                      F-21
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 10.  STOCK OPTION PLANS- continued

        During the year ended March 31, 1997 and 1996, the Company recorded $85,799 and $-0-, respectively, as compensation expense for options granted under the two plans.

        The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of 1.5 years; expected volatility of 116.8%; and no expected dividends.

        If the Company had elected to record compensation expense using the fair value method prescribed by SFAS No. 123, the compensation cost related to options would have been $85,799 and $82,705 for 1997 and 1996, respectively. Pro forma net loss and loss per share would have been:

                                                     1997           1996
                                                  ----------     ----------
        Pro forma net loss                        ($192,502)     ($420,035)

        Pro forma net loss per share                 ($0.00)        ($0.03)

        Pro forma fully diluted net loss per share   ($0.00)        ($0.03)


NOTE 11.  STOCK WARRANTS

        Directors of the Company entered into a stock warrant agreement effective August 16, 1996. Pursuant to the agreement, the Company issued 1,300,000 warrants to purchase common stock as consideration for consulting services to be performed. Warrants issued under the agreement must be exercised within five years after the date of grant.

                                      F-22
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS


NOTE 11.  STOCK WARRANTS - continued

        The following schedule summarizes pertinent information with regard to the stock warrants for the year ended March 31, 1997:

                                                          Weighted
                                                          Average
                                          Shares          Exercise
                                        Outstanding        Price
                                        -----------      ---------
                Beginning of year                -       $       -
                        Granted          1,300,000             .94
                        Exercised                -               -
                        Forfeited                -               -
                        Expired                  -               -
                                        -----------      ---------
                End of year              1,300,000       $     .94
                                        ===========      =========
                Exercisable              1,300,000       $    . 94
                                        ===========      =========
		Weighted average
                   fair value of
                   warrants issued:     $     0.07
                                        ===========

        The following table summarizes information about the stock warrants outstanding at March 31, 1997:

                            Weighted
                            Average       Weighted
           Range of          Number       Remaining      Average
           Exercise        of Shares     Contractual     Exercise
            Prices         at 3/31/97       Life          Price
        -------------      ----------    -----------     --------
        $0.75 - $1.00       1,023,000     4.3 years       $0.77
        $1.25 - $1.75         231,500     4.3 years        1.45
        $2.00                  45,500     4.3 years        2.00
                           ----------
                            1,300,000
                           ==========

                                      F-23
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 11.  STOCK WARRANTS - continued

        During the year ended March 31, 1997, the Company recorded $26,924 as compensation expense for warrants issued under the agreement.

        The fair value of warrants issued is estimated on the date of issue using a Black-Sholes pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of one to two years; expected volatility of 116.8%; and no expected dividends.


NOTE 12.  INCOME TAXES

        Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. At March 31, 1997, 1996, and 1995, there was no current or deferred tax expense.

        At March 31, the deferred tax asset and liability balances are as follows:

					      1997     	     1996
                                           ----------      ----------
                Deferred tax asset         $9,599,871      $1,485,418
                Deferred tax liability              -               -
                                           ----------      ----------

                Net deferred tax asset      9,599,871       1,485,418
                Valuation allowance        (9,599,871)     (1,485,418)
                                           ----------      ----------

                                           $        -      $        -
                                           ==========      ==========

        The net change in the valuation allowance for 1997 is an increase of $8,080,715. The deferred tax asset is due to the net operating loss carryover and difference in book, tax basis in oil and gas properties.

        The Company has a net operating loss carryover of approximately $4,550,000 available to offset future income for income tax reporting purposes which will ultimately expire in 2012 if not previously utilized.

                                      F-24
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 13.  STOCK BONUS PLAN

        The Company has a stock bonus plan which provides incentive compensation for its directors, officers, and key employees. The administration of the plan is done by the Company's stock option committee. The Company has reserved 300,000 shares of common stock for issuance under the plan. As of March 31, 1997, 278,000 shares had been issued in accordance with the plan.


NOTE 14.  EARNINGS PER SHARE

        The FASB has issued Statement No. 128, Earnings Per Share, which supersedes Accounting Principles Board Opinion No. 15, and requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities outstanding that trade in a public market. The Company must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

        Because the Company has potential common stock outstanding (stock options to employees, etc. as discussed in Note 10), the Company is required to present basic and diluted earnings per share amounts. If the Company had applied Statement No. 128 in the accompanying financial statements, the following per share amounts would have been reported.

                                                 Years Ended March 31
                                              -----------------------------
                                               1997       1996       1995
                                              ------    --------   --------
	Basic earnings (loss) per share:
          Loss from continuing operations     $ 0.00    ($ 0.02)   ($ 0.06)
          Loss from discontinued operations     0.00       0.00      (0.03)
                                              ------    --------   --------
             Net loss                         $ 0.00    ($ 0.02)   ($ 0.09)
                                              ======    ========   ========
	Diluted earnings (loss) per share:
          Loss from continuing operations     $ 0.00    ($ 0.02)   ($ 0.06)
          Loss from discontinued operations     0.00       0.00      (0.03)
                                              ------    --------   --------
             Net loss                         $ 0.00    ($ 0.02)   ($ 0.09)
                                              ======    ========   ========

                                      F-25
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 14.  EARNINGS PER SHARE - continued

        The calculation of diluted earnings (loss) per share is the same as the basic earnings (loss) per share for the above years because the calculation is not allowed to reduce a loss per share from continuing operations. The exercise of the stock options would have resulted in reducing the loss per share data as compared to the amounts reported for the basic per share data.

PAGE

                                EXHIBIT INDEX

Exhibit
Number	 Description
-------  -----------

23       Consent of Weaver & Tidwell, L.L.P.

27       Financial Data Schedule.