Form 10-Q/A
period 1997-06-30
UNITED HERITAGE CORP
filed 1998-06-02
CIK 354567

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-Q/A

Mark One

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997; or

[ ]     Transition report pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934 for the
        transition period from _____________________ to
        ___________________.

                         Commission File No. 0-9997

                         United Heritage Corporation
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

           Utah                                  87-0372864
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

                 2 North Caddo Street, Cleburne, Texas 76031
                 -------------------------------------------
                  (Address of principal executive offices)

                               (817) 641-3681
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                  No Change
                ----------------------------------------------
                (Former name, former address and former fiscal
                        year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]        NO [ ]

	The number of shares of common stock, $0.001 par value, outstanding at July 31, 1997, was 96,179,042 shares.

PAGE

Part I, Item 1.  Financial Statements


PAGE

                        UNITED HERITAGE CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                         June 30,         March 31,
                                           1997             1997
                                       ------------     -----------
                                        UNAUDITED

ASSETS

CURRENT ASSETS
        Cash                           $     56,195     $    80,722
        Accounts receivable-trade           113,940         134,940
        Inventories                             750             750
        Other                                45,819          51,999
                                       ------------     -----------
        Total Current Assets                216,704         268,411
                                       ------------     -----------

PROPERTY AND EQUIPMENT, at cost              85,868          85,869
	Less accumulated depreciation	    (53,865)	    (51,497)
                                       ------------     -----------
	Net Property and Equipment	     32,003	     34,372
                                       ------------     -----------

NOTE RECEIVABLE                           1,245,766       1,245,766

OIL AND GAS PROPERTIES                   24,351,952      24,293,613
                                       ------------     -----------

                                       $ 25,846,425     $25,842,162
                                       ============     ===========

PAGE

                        UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED BALANCE SHEET - CONTINUED


                                                   June 30,       March 31,
                                                     1997           1997
                                                ------------    ------------
                                                  UNAUDITED

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

	Accounts payable and accrued expenses:	$    100,951	$    119,403
                                                ------------    ------------

        Total Current Liabilities                    100,951         119,403
                                                ------------    ------------


SHAREHOLDERS' EQUITY

	Common stock-$.001 par value;
	100,000,000 shares authorized:
	issued and outstanding
            96,121,542 shares at June 30, 1997,       96,121
            96,021,542 shares at March 31, 1997                       96,021
        Additional paid-in capital                32,500,751      32,425,853
        Accumulated deficit                       (6,782,486)     (6,714,807)
        Deferred compensation                        (68,912)        (84,308)
                                                ------------    ------------

        Total Shareholders' Equity                25,745,474      25,722,759
                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 25,846,425	$ 25,842,162
                                                ============    ============

See notes to consolidated condensed financial statements.

PAGE

                        UNITED HERITAGE CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                              THREE MONTHS ENDED
                                            June 30,         June 30,
                                              1997             1996
                                          -----------      -----------
REVENUES
 Processed beef products                  $   644,144      $   696,135
 Interest and other income                        758            4,506
                                          -----------      -----------
    TOTAL REVENUES                            644,902          700,641
                                          -----------      -----------

COSTS AND EXPENSES
 Processed beef products                      557,065          555,312
 Selling                                       41,830   	14,592
 General and administrative                   113,686           84,975
                                          -----------      -----------

    TOTAL COSTS AND EXPENSES                  712,581          654,879
                                          -----------      -----------


    NET INCOME (LOSS)                     $   (67,679)     $    45,762
                                          ===========      ===========

    NET INCOME (LOSS)
         PER SHARE                        $         -      $         -
                                          ===========      ===========

AVERAGE NUMBER OF COMMON SHARES            96,090,773       17,854,256
                                          ===========      ===========


See notes to consolidated condensed financial statements.

PAGE

                        UNITED HERITAGE CORPORATION
	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              June 30,      June 30,
                                                                1997          1996
                                                             ---------     ---------
OPERATING ACTIVITIES
        Net income (loss)                                    $ (67,679)    $  45,762
	Adjustments to reconcile net income
	 (loss)  to net cash provided by
	 operating activities:
          Depreciation                                           2,368         3,806
	  Deferred compensation recognized
            in current year                                     15,396        13,125
	  Changes in operating assets and liabilities:
                (Increase) Decrease in accounts receivable      21,000        (3,402)
                (Increase) Decrease in inventories                   -       (14,802)
                (Increase) Decrease in other current assets      6,180         5,139
		Increase (Decrease) in accounts payable
                      and accrued expenses                     (18,452)       22,861
                                                             ---------     ---------

NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                                  (41,187)       72,489
                                                             ---------     ---------

INVESTING ACTIVITIES
        Additions to property and equipment                          -       (28,673)
        Additions to oil and gas properties                    (58,338)      (84,242)
        Collections of notes receivable                              -         7,500
                                                             ---------     ---------

NET CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES                                   (58,338)     (105,415)
                                                             ---------     ---------


FINANCING ACTIVITIES
        Proceeds from issuance of common stock                  74,998       108,000
                                                             ---------     ---------

NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                                    74,998       108,000
                                                             ---------     ---------

INCREASE (DECREASE) IN CASH                                    (24,527)       75,074

  Cash at beginning of period                                   80,722       437,656
                                                             ---------     ---------

        CASH AT END OF PERIOD                                $  56,195     $ 512,730
                                                             =========     =========

See notes to consolidated condensed financial statements.

PAGE

                        UNITED HERITAGE CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

	In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

NOTE 2 - INVENTORIES

	Inventory consists of the following:

				June 30,	     March 31,
                                  1997                 1997
                                --------             ---------
        Lite beef                 $750                 $750
                                ========             =========


NOTE 3 - NOTE RECEIVABLE

	Included in notes receivable at June 30, 1997, is the note receivable from Madison Radio Group, Inc. recorded at $1,245,766. The Madison note for $2,500,000 is recorded net of the initial deferred gain plus subsequent interest payments totaling $1,254,234.

	On November 1, 1994, the Company sold its broadcasting assets to Madison Radio Group, Inc., a wholly-owned subsidiary of Madison Group Associates, Inc., for $2,500,000. The broadcasting assets included AM/FM radio stations in Canyon and Amarillo, Texas. The consideration of $2,500,000 is in the form of a three-year note bearing interest at 7%, and pursuant to a modification of the note on August 31, 1995, is payable in monthly payments of $5,000 for the first nine months beginning December 1, 1994, through August 1, 1995, when such payments increased to $6,500 per month for three months beginning September 1, 1995 through November 1, 1995.

	Then payments increased to $7,500 per month for three months beginning December 1, 1995 through February 1, 1996, when such payments increased to $5,000 principal per month plus interest accrued thereon until November 1, 1997, when the remaining principal balance will be due. Madison failed to make the March 1, 1996 payment, and thus is in default. Presently, the Company has filed suit to collect this note.

PAGE

                        UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED) (CONTINUED)


NOTE 3 - NOTE RECEIVABLE (CONTINUED)

	The $2,500,000 note is secured by a First Purchase Money Security Interest Lien on all real and personal property transferred pursuant to this transaction, one million (1,000,000) shares of the common stock of Madison Group Associates, Inc., and by all the outstanding stock of Madison Radio Group, Inc., the wholly-owned subsidiary.
The stock of Madison Radio Group, Inc. was foreclosed on in November
1996 and subsequently sold to Heritage Communications Corporation, a company related to United Heritage Corporation through common stockholders. At June 30, 1997, Madison Radio Group, Inc. is wholly owned by Heritage Communications Corporation. In addition, Madison
Group Associates, Inc., has pledged a promissory note executed on September 20, 1992, in the original amount of $1,000,000 payable to Canaveral International Corp. (now known as Madison Group
Associates, Inc.) by First Capital Trust, Sam Podany and Ted
Yashcheshen. Madison Group Associates, Inc. has filed for bankruptcy. The Company has had the collateral securing the note receivable appraised and has determined that the value of the collateral exceeds the Company's carrying amount of the note receivable.

	The potential gain of $1,254,234 has been deferred due to the lack of a significant initial investment by the buyer. This accounting treatment will continue until the buyer's cumulative payments are sufficient to qualify the transaction for gain recognition under generally accepted accounting principles.



NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

	On February 22, 1996, the Company granted stock options for 120,000 shares to Lavaca Mortgage Investors, Inc., a corporation owned by Mr. Mize's brother. Options were exercised on the grant date at $0.25 per share when the market value was $0.69 per share. Deferred consulting costs of $52,500 were recorded as a reduction of shareholder's equity and were expensed in 1997 as the services were rendered.

	On June 28, 1996, Mr. Mize exercised stock options and bought 400,000 shares of the Company's common stock for $100,000.

	On February 11, 1997, the Company acquired 100% of Apex Petroleum, L.L.C. The Company issued 77,500,000 shares of common stock to the members of Apex. Mr. Mize, President and Chairman of the Board of the Company, has a controlling interest in Apex.

PAGE

                        UNITED HERITAGE CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED) (CONTINUED)


NOTE 5 - INCOME (LOSS) PER COMMON SHARE

	Income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended June
30, 1997 and June 30, 1996.


NOTE 6 - INCOME TAXES

	As of March 31, 1997, the Company had net operating loss carry overs of approximately $4,550,000 available to offset future income for income tax reporting purposes which will ultimately expire in 2012 if not previously utilized.


NOTE 7 - DEFERRED COMPENSATION

	During the year ended March 31, 1997, the Company issued various stock options and warrants. Deferred compensation costs (resulting from the options and warrants), are recorded as a reduction of shareholder's equity and are being amortized over their expected lives.


NOTE 8 - OIL AND GAS PROPERTIES

	In September 1995, the Company entered into an agreement to acquire 100% of Apex Petroleum, L.L.C., (Apex) owner of certain unproved oil and gas leases located in Edwards County, Texas. The agreement was contingent on the Company having certain testing and development performed and a valuation being obtained which was acceptable to the Company. Apex is related to the Company through members who are also shareholders of the Company including Mr. Mize, who has a controlling interest in Apex. Pursuant to the agreement, the Company has incurred exploration costs necessary to obtain an evaluation of reserves. Costs incurred have been capitalized as oil and gas properties.

	A favorable valuation report was received and the transaction was closed on February 11, 1997. The Company issued 77,500,000 shares of common stock to the members of Apex, pursuant to the agreement and subsequent revision.

	As of June 30, 1997, a determination cannot be made about the extent of proved reserves for this project and no oil or gas has been produced. Consequently, no amortization has been computed on the exploration costs. The Company will begin to amortize these costs when testing of the project is complete and production commences, which is currently estimated to be later in 1997. All costs capitalized as of June 30, 1997 were incurred to evaluate the project and are considered exploration costs.

PAGE

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results ofOperations

General
-------

	On February 11, 1997 the Company acquired all of the membership interests of Apex Petroleum, L.L.C. ("Apex"), a Texas limited liability company, in consideration of 77,500,000 shares of the Company's $0.001 par value common stock ("Common Stock") issued to the members of Apex. On February 27, 1997, Apex was merged with and into UHC Petroleum Corporation, a newly formed Texas corporation, which is a wholly-owned subsidiary of the Company. The transaction was based on an independent valuation of Apex by Surtek, Inc. ("Surtek"), a petroleum engineering company, which performed certain tests on the primary assets of Apex, leases of an oil field in South Texas consisting of approximately 10,502 acres, to determine the value of the Apex assets. Based on the Surtek report, the Company's board of directors unanimously accepted the valuation and elected to close the transaction to purchase the Apex interests.

	The Company continues to purvey Heritage Lifestyle Lite Beef, the lower-fat beef product marketed by the Company to a New Mexico supermarket chain and 41 stores of a major West Coast supermarket chain.

Material Changes in Results of Operations
-----------------------------------------

	Revenues for the Company's beef products were $644,144 for the quarter ended June 30, 1997. The results for the quarter are somewhat less than that reported in the prior year quarter of $696,135. The decrease for the current quarter is due primarily to a lower volume of sales. Gross profit from beef products was $87,079 for the three-month period ended June 30, 1997, as compared with $140,823 gross profit for the same period last year. The cost of beef products as a percentage of sales was 86.5% for the three months ended June 30, 1997, as compared to 79.8% for the three months ended June 30, 1996. The increase in the cost of beef product percentage is due primarily to an increase in packaging and transportation costs for the current period as compared with the previous year's period.

        The Company is selling Heritage Lifestyle Lite Beef (R) in 41 selected stores out of the 250-store southern division of a major West Coast supermarket chain. The southern and northern divisions of this chain together contain 425 stores. The Company also continues to sell its lower-fat beef product to the Jewel-Osco supermarket chain in New Mexico. While these prospects have the potential for significantly increasing the Company's beef sales, there can be no guarantee that such will be the case.

	Interest and other income for the current quarter is below the level of the prior year period. This results from having less cash available to invest in interest-bearing accounts.

PAGE

-----------------------------------------

	Selling expenses of $41,830 for the current quarter have increased from that of the prior year period of $14,592. This increase results mainly from an increase in advertising and outside sales representative's costs. General and administrative costs have increased during the quarter ended June 30, 1997, at $113,686, as compared to $84,975 for the same period last year. This is a result of increased legal and audit fees.

	On a consolidated basis, the Company had a net loss for the current three-month period of $67,679. The comparable quarter
result for the prior fiscal year was a net income of $45,762.   The
primary reasons for the change from net income to a net loss is an increase in costs and expenses.

	On November 1, 1994, the Company sold its broadcasting business to Madison Radio Group, Inc., a wholly-owned subsidiary of Madison Group Associates, Inc., for $2,500,000. The broadcasting business included AM/FM radio stations in Canyon and Amarillo, Texas. The consideration of $2,500,000 is in the form of a three-year note bearing interest at 7%, and pursuant to a modification of the note on August 31, 1995, is payable in monthly payments of $5,000 for the first nine months beginning December 1, 1994, through August 1, 1995, when such payments increased to $6,500 per month for three months beginning September 1, 1995, through November 1, 1995. Then payments increased to $7,500 per month for three months beginning December 1, 1995, through February 1, 1996, when such payments decreased to $5,000 principal per month plus interest accrued thereon until November 1, 1997, when the remaining principal balance will be due. Madison failed to make the March 1, 1996 payment, and thus is in default. Presently, the Company has filed suit to collect this note.

	The $2,500,000 note is secured by a First Purchase Money Security Interest Lien on all real and personal property transferred pursuant to this transaction, one million (1,000,000) shares of the common stock of Madison Group Associates, Inc., as well as all outstanding stock of Madison Radio Group, Inc., the wholly-owned subsidiary.
The stock of Madison Radio Group, Inc. was foreclosed on in November
1996 and subsequently sold to Heritage Communications Corporation, a company related to United Heritage Corporation through common stockholders. As of June 30, 1997, Madison Radio Group, Inc. is wholly owned by Heritage Communications Corporation. In addition, Madison Group Associates, Inc., has pledged a promissory note executed on September 20, 1992, in the original amount of $1,000,000 payable to Canaveral International Corp. (now known as Madison Group Associates, Inc.) by First Capital Trust, Sam Podany and Ted
Yashcheshen. Madison Group Associates, Inc. has filed for bankruptcy. The Company has had the collateral securing the note receivable appraised and has determined that the value of the collateral exceeds the Company's carrying amount of the note receivable.

	The potential gain of $1,254,234 has been deferred due to the lack of a significant initial investment by the buyer . This accounting treatment will continue until the buyer's cumulative payments are sufficient to qualify the transaction for gain recognition under generally accepted accounting principles. During the year ended March 31, 1997, the Company received $16,000 of interest payments, which have been added to and included in the deferred gain.


PAGE

Material Changes in Financial Position
--------------------------------------

	The Company's equity capital has shown an increase of $22,715 since March 31, 1997, the previous fiscal year-end. This increase is primarily the result of the issuance of common stock, which generated $75,000, and the net loss for the three months ended June 30, 1997, of $67,679.

	The working capital of the Company was $115,753 at June 30, 1997, a decrease from the working capital of $149,008 reported at March
31, 1997. Current assets decreased $51,707 during the current three-month period, and current liabilities decreased $18,452, resulting in a decrease in the overall working capital position.

	The total assets of the Company were $25,915,753 at June 30, 1997, which is $4,263 greater than total assets at the previous year end. This increase in total assets is primarily due to an increase in oil and gas properties for this three months.

	The Company's operating activities used $41,187 in cash flow for the three months ended June 30, 1997, as compared to providing
$72,489 in cash during the prior year period. The cash used in the current period was primarily due to the net loss. The cash provided in the prior year period was primarily from net income and an increase in payables. Investing activities used $58,338 during the three months ended June 30, 1997, due to additions to the oil and gas properties. Investing activities used cash of $105,415 for the three months ended June 30, 1996, due to additions to property and equipment and additions to oil and gas properties. Financing activities provided $74,998 cash during the current three months from the issuance of common stock. Financing activities from the prior year period provided $108,000 from the issuance of common stock.

PAGE

Part II - Other Information


    Item 6.   Exhibits and Reports on Form 8-K

	(a)	Exhibits.

                27      Financial Data Schedule *

                *       Filed herewith.

	(b)	Reports on Form 8-K

		Form 8-K/A was filed April 28, 1997, for the Form 8-K filed for the events of February 11, 1997. The item reported in the 8-K/A was Item 7, disclosing financial statements for the business acquired and proforma financial information for the Company as of March 31, 1996.


PAGE

UNITED HERITAGE CORPORATION



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HERITAGE CORPORATION



                                        /s/ Walter G Mize
                                        -------------------------
Date:   May 28, 1998                    Walter G. Mize, President



PAGE

                             INDEX TO EXHIBITS



  Exhibit Number        Description
  --------------        -----------
        27              Financial Data Schedule