Form 10-Q/A
period 1997-09-30
UNITED HERITAGE CORP
filed 1998-06-02
CIK 354567

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q/A

Mark One

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997; or

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


                                 No Change
     --------------------------------------------------------------------
     (Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]        NO   [ ]

	The number of shares of common stock, $0.001 par value, outstanding at November 7, 1997, was 96,199,042 shares.

PAGE

Part I, Item 1.  Financial Statements

PAGE

                        UNITED HERITAGE CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                        September 30,      March 31,
                                            1997             1997
                                        ------------     ------------
                                         UNAUDITED
ASSETS

CURRENT ASSETS
        Cash                            $      6,661     $     80,722
        Accounts receivable-trade            117,686          134,940
        Inventories                           45,354              750
        Other                                 44,755           51,999
                                        ------------     ------------
        Total Current Assets                 214,456          268,411
                                        ------------     ------------

PROPERTY AND EQUIPMENT, at cost               87,196           85,869
        Less accumulated depreciation        (56,260)         (51,497)
                                        ------------     ------------
        Net Property and Equipment            30,936           34,372
                                        ------------     ------------

NOTE RECEIVABLE                            1,245,766        1,245,766

OIL AND GAS PROPERTIES                    24,424,479       24,293,613
                                        ------------     ------------

                                        $ 25,915,637     $ 25,842,162
                                        ============     ============

PAGE

                        UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED BALANCE SHEET - CONTINUED

                                                     September 30,    March 31,
                                                         1997           1997
                                                     -------------   -----------
                                                       UNAUDITED
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
	Accounts payable and accrued
         expenses:                                    $   166,501    $   119,403
        Note payable - Affiliate                            4,000
                                                     -------------   -----------
        Total Current Liabilities                         170,501        119,403
                                                     -------------   -----------


SHAREHOLDERS' EQUITY
	Common stock-$.001 par value;
	100,000,000 shares authorized:
	issued and outstanding
           96,179,042 shares at September 30, 1997,        96,179
           96,021,542 shares at March 31, 1997                            96,021
        Additional paid-in capital                     32,520,693     32,425,853
        Accumulated deficit                            (6,818,220)    (6,714,807)
        Deferred compensation                             (53,516)       (84,308)
                                                     -------------   -----------
        Total Shareholders' Equity                     25,745,136     25,722,759
                                                     -------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $25,915,637    $25,842,162
                                                     =============   ===========


See notes to consolidated condensed financial statements.

PAGE

                        UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                       September 30,                    September 30,
                                    1997           1996             1997             1996
                                ----------      ----------      -----------     ------------
REVENUES
 Processed beef products	$  689,181	$  720,326	$ 1,333,325	$  1,416,461
 Interest and other income              40           4,156              798            8,662
                                ----------      ----------      -----------     ------------
    TOTAL REVENUES                 689,221         724,482        1,334,123        1,425,123
                                ----------      ----------      -----------     ------------


COSTS AND EXPENSES
 Processed beef products           576,353         592,795        1,133,417        1,148,107
 Selling                            24,583          14,446           66,414           29,037
 General and administrative        124,019         115,192          237,705          200,168
                                ----------      ----------      -----------     ------------
    TOTAL COSTS AND EXPENSES       724,955         722,433        1,437,536        1,377,312
                                ----------      ----------      -----------     ------------

 NET INCOME (LOSS)              $  (35,734)     $    2,049      $  (103,413)    $     47,811
                                ==========      ==========      ===========     ============

TOTAL NET INCOME (LOSS)
 PER SHARE                      $    (0.00)     $     0.00      $     (0.00)    $       0.00
                                ==========      ==========      ===========     ============

AVERAGE NUMBER
 OF COMMON SHARES               96,179,042      18,256,542       95,614,608       18,054,137
                                ==========      ==========      ===========     ============

See notes to consolidated condensed financial statements.

PAGE

                        UNITED HERITAGE CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  September 30,
                                                                 1997         1996
                                                              ----------    ---------
OPERATING ACTIVITIES
        Net income (loss)                                     $(103,413)    $ 47,811
	Adjustments to reconcile net income
	 (loss)  to net cash provided by
	 operating activities:
          Depreciation                                            4,763        7,413
          Deferred compensation recognized in current year       30,792       26,250
	  Changes in operating assets and liabilities:
            (Increase) Decrease in accounts receivable           17,254      (55,970)
            (Increase) Decrease in inventories                  (44,604)      24,562
            (Increase) Decrease in other current assets           7,244      (22,113)
	    Increase (Decrease) in accounts payable
                    and accrued expenses                         47,098        5,501
                                                              ----------    ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (40,866)      33,454
                                                              ----------    ---------

INVESTING ACTIVITIES
        Additions to property and equipment                      (1,327)     (34,673)
        Additions to oil and gas properties                    (130,866)    (252,086)
        Collections of notes receivable                                        7,500
                                                              ----------    ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (132,193)    (279,259)
                                                              ----------    ---------

FINANCING ACTIVITIES
        Proceeds from issuance of common stock                   94,998      108,000
        Principal payments on borrowings                        (37,000)
        Proceeds from loans                                      41,000
                                                              ----------    ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 98,998      108,000
                                                              ----------    ---------

INCREASE (DECREASE) IN CASH                                     (74,061)    (137,805)

  Cash at beginning of period                                    80,722      437,656
                                                              ----------    ---------

        CASH AT END OF PERIOD                                 $   6,661     $299,851
                                                              ==========    =========

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

	In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.

NOTE 2 - INVENTORIES

	Inventory consists of the following:

                        SEPTEMBER 30,     MARCH 31,
                            1997            1997
                        -------------     ---------
        Lite beef       $     45,354      $     750
                        =============     =========

NOTE 3 - NOTE RECEIVABLE

	Included in notes receivable at September 30, 1997, is the note receivable from Madison Radio Group, Inc. recorded at $1,245,766.
The Madison note for $2,500,000 is recorded net of the initial deferred gain and interest payments totaling $1,254,234.

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

Heritage Corporation through common stockholders. At September 30, 1997, Madison Radio Group, Inc. is wholly owned by Heritage Communications Corporation. In addition, Madison Group Associates, Inc., has pledged a promissory note executed on September 20, 1992, in the original amount of $1,000,000 payable to Canaveral International Corp. (now known as Madison Group Associates, Inc.) by First Capital Trust, Sam Podany and Ted Yashcheshen. In addition, Madison Group Associates, Inc. has filed for bankruptcy. The Company has had the collateral securing the note receivable appraised and has determined that the value of the collateral exceeds the Company's carrying amount of the note receivable.

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

	Deferred consulting costs of $52,000 were recorded as a reduction of shareholder's equity and were expensed in 1997 as the services were rendered.

	On June 28, 1996, Mr. Mize exercised stock options and bought 400,000 shares of the Company's common stock for $100,000.

	On February 11, 1997, the Company acquired 100% of Apex Petroleum, L.L.C. The Company issued 77,500,000 shares of common stock to the members of Apex. Mr. Mize, President and Chairman of the Board of the Company, has a controlling interest in Apex.

	On August 5, 1997, the Company obtained a $300,000 unsecured revolving line of credit from ALMAC Financial Corporation, a company owned by Walter G. Mize. At September 30, 1997, the Company owed $4,000 on the line of credit which bears interest at 8 1/2 % and matures August 5, 1998.


NOTE 5 - INCOME (LOSS) PER COMMON SHARE

	Income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended
September 30, 1997 and September 30, 1996.

PAGE

                        UNITED HERITAGE CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED) (CONTINUED)


NOTE 6 - INCOME TAXES

	As of March 31, 1997, the Company had net operating loss carryovers of approximately $4,550,000 available to offset future income for income tax reporting purposes which will ultimately expire in 2012 if not previously utilized.


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

	As of September 30, 1997, a determination cannot be made about the extent of proved reserves for this project and no oil or gas has been produced. Consequently, no amortization has been computed on the exploration costs. The Company will begin to amortize these costs when testing of the project is complete and production commences, which is currently estimated to be later in 1997. All costs capitalized as of September 30, 1997 were incurred to evaluate the project and are considered exploration costs.

PAGE

                        UNITED HERITAGE CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED) (CONTINUED)


Note 9 - CONTINGENCIES

	The Company has formed a wholly-owned subsidiary, Sovereign Communications Corporation ("Sovereign"). If and when the Company forecloses its lien position pertaining to the radio stations in Canyon and Amarillo, Texas ("KZRK AM/FM"), Sovereign will hold these properties. Sovereign has entered into a Letter of Intent with Cumulus Broadcasting, Inc. ("Cumulus"), which states that if and when Sovereign acquires the properties pertaining to KZRK AM/FM, a portion of same will be sold to Cumulus for $1,000,000 cash with Sovereign and/or the Company retaining certain real and personal properties for future sale. The consummation of this transaction may result in a minimal loss to the Company.

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

PAGE

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

General
-------

	On February 11, 1997 the Company acquired all of the membership interests of Apex Petroleum, L.L.C. ("Apex"), a Texas limited liability company, in consideration of 77,500,000 shares of the Company's $0.001 par value common stock ("Common Stock") issued to the members of Apex. On February 27, 1997, Apex was merged with and into UHC Petroleum Corporation, a newly formed Texas corporation, which is a wholly-owned subsidiary of the Company. The transaction was based on an independent valuation of Apex by Surtek, Inc. ("Surtek"), a petroleum engineering company, which performed certain tests on the primary assets of Apex, leases of an oil field in South Texas consisting of approximately 10,502 acres, to determine the value of the Apex assets. Based on the Surtek report, the Company_s board of directors unanimously accepted the valuation and elected to close the transaction to purchase the Apex interests.

	After completion of a successful test, the Company acquired a Klaeger Oil Retrieval System ("KORS") unit. Utilizing the technology of the KORS unit, the Company has announced that it has 24 wells capable of production.

	The Company has formed a wholly-owned subsidiary, Sovereign Communications Corporation ("Sovereign"). If and when the Company forecloses its lien position pertaining to radio stations in Canyon and Amarillo, Texas ("KZRK AM/FM"), Sovereign will hold these properties. Sovereign has entered into a Letter of Intent with Cumulus Broadcasting, Inc. ("Cumulus"), which states that if and when Sovereign acquires the properties pertaining to KZRK AM/FM, a portion of same will be sold to Cumulus for $1,000,000 cash with Sovereign and/or the Company retaining certain real and personal properties for future sale. The consummation of this transaction may result in a minimal loss to the Company.

	The Company continues to purvey Heritage Lifestyle Lite Beef, the lower-fat beef product marketed by the Company to a New Mexico supermarket chain and 41 stores of a major West Coast supermarket chain.

Material Changes in Results of Operations
-----------------------------------------

	Revenues for the Company's beef products were $689,181 and $1,333,325 for the quarter and six-month period ended September 30, 1997, respectively. The results for the quarter and six-month period are somewhat less than that reported in the prior year quarter and six-month period of $720,326 and $1,416,461, respectively. Gross profit from beef products was $199,908 for the six-month period ended September 30, 1997, as compared with $268,354 gross profit for the same period last year. The cost of beef products as a percentage of sales was 85.0% for the six months ended September 30, 1997, as compared to 81.1% for the six months ended September 30, 1996. The increase in the cost of beef product percentage is due

PAGE

-----------------------------------------

primarily to an increase in transportation costs for the current period as compared with the previous year's period.

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

	Selling expenses of $24,583 for the current quarter have increased from that of the prior year period of $14,446. This increase results mainly from an increase in outside sales representative's costs.
Selling expenses of $66,414 for the current six-month period have increased from that of the prior year period of $29,037. This increase results mainly from an increase in advertising and outside sales representatives costs. General and administrative costs have increased to $124,019 and $237,705 for the quarter and six-month period ended September 30, 1997, as compared to $115,192 and $200,168 for the same periods last year. This is a result of increased travel, audit fees, and compensation resulting from stock options.

	On a consolidated basis, the Company had a net loss for the current six-month period of $103,413. The comparable period result
for the prior fiscal year was a net income of $47,811.   The primary
reasons for the change from net income to a net loss are a slight decrease in sales and a slight increase in cost of sales, as previously discussed.

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

	The $2,500,000 note is secured by a First Purchase Money Security Interest Lien on all real and personal property transferred pursuant to this transaction, one million (1,000,000) shares of the common stock of Madison Group Associates, Inc., as well as all outstanding stock of Madison Radio Group, Inc., the wholly-owned subsidiary. The

PAGE

-----------------------------------------

stock of Madison Radio Group, Inc. was foreclosed on in November 1996 and subsequently sold to Heritage Communications Corporation, a company related to United Heritage Corporation through common stockholders. As of September 30, 1997, Madison Radio Group, Inc. is wholly owned by Heritage Communications Corporation. In addition, Madison Group Associates, Inc., has pledged a promissory note executed on September 20, 1992, in the original amount of $1,000,000 payable to Canaveral International Corp. (now known as Madison Group Associates, Inc.) by First Capital Trust, Sam Podany and Ted Yashcheshen. Madison Group Associates, Inc. has filed for bankruptcy. The Company has had the collateral securing the note receivable appraised and has determined that the value of the collateral exceeds the Company's carrying amount of the note receivable.

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

Material Changes in Financial Position
--------------------------------------

	The Company's equity capital has shown an increase of $22,377 since March 31, 1997, the previous fiscal year-end. This increase is primarily the result of the issuance of common stock, which generated $95,000, the net loss for the six months ended September 30, 1997, of $103,413, and the recognition of deferred compensation of $30,790.

	The working capital of the Company was $43,955 at September 30, 1997, a decrease from the working capital of $149,008 reported at March 31, 1997. Current assets decreased $53,955 during the current six-month period, and current liabilities increased $51,098, resulting in a decrease in the overall working capital position.

	The total assets of the Company were $25,915,637 at September 30, 1997, which is $73,475 greater than total assets at the previous year end. This increase in total assets is primarily due to an increase in oil and gas properties for this six months.

	The Company's operating activities used $40,866 in cash flow for the six months ended September 30, 1997, as compared to providing $33,454 in cash during the prior year period. The cash used in the current period was primarily due to the net loss. The cash provided in the prior year period was primarily from net income. Investing activities used $132,193 during the six months ended September 30, 1997, due to additions to the oil and gas properties. Investing activities used cash of $279,259 for the six months ended September
30, 1996, due to additions to property and equipment and additions to oil and gas properties. Financing activities provided $98,998 cash during the current six months from the issuance of common stock. Financing activities from the prior year period provided $108,000 from the issuance of common stock.

PAGE

Part II - Other Information


    Item 6.   Exhibits and Reports on Form 8-K


		(a)	Exhibits.

                        27      Financial Data Schedule *

                        *       Filed herewith.

		(b)	Reports on Form 8-K

			None



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