Form 10-Q/A
period 1997-12-31
UNITED HERITAGE CORP
filed 1998-06-02
CIK 354567

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-Q/A
                              Amendment No. 2

Mark One

[X]     Quarterly report pursuant to
        Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for
        the quarterly period ended December
        31, 1997; or

[ ]     Transition report pursuant to
        Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for
        the transition period from
        _____________ to  ___________________.

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


                                  No Change
        --------------------------------------------------------------
	(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    [ X ]        NO    [   ]

	The number of shares of common stock, $0.001 par value, outstanding at February 3, 1998 was 97,375,512 shares.


PAGE

Part I, Item 1.  Financial Statements

PAGE

                        UNITED HERITAGE CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 December 31,      March 31,
                                                     1997            1997
                                                  UNAUDITED
ASSETS
Current Assets
        Cash                                    $     642,315   $      80,722
        Accounts receivable-trade                     109,575         134,940
        Inventories                                    37,971             750
        Other                                          40,753          51,999
                                                -------------   -------------
        Total Current Assets                          830,614         268,411
                                                -------------   -------------

NOTE RECEIVABLE                                     1,245,766       1,245,766
OIL AND GAS PROPERTIES                             24,455,792      24,293,613
PROPERTY AND EQUIPMENT, at cost                       281,777          85,869
        Less accumulated depreciation                 (59,254)        (51,497)
                                                -------------   -------------
        Net Property and Equipment                    222,523          34,372
                                                -------------   -------------

        TOTAL ASSETS                            $  26,754,695   $  25,842,162
                                                =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
	Accounts payable and accrued expenses	$      99,189	$     119,403
                                                -------------   -------------
        Total Current Liabilities                      99,189         119,403
                                                -------------   -------------

SHAREHOLDERS' EQUITY
	Common stock-$.001 par value;
         125,000,000 shares authorized:
         97,375,512 shares issued and
         outstanding at December 31, 1997,
         96,021,542 at March 31, 1997                  97,375          96,021
        Additional paid-in capital                 33,394,651      32,425,853
        Accumulated deficit                        (6,728,400)     (6,714,807)
        Deferred compensation                         (38,120)        (84,308)
                                                -------------   -------------
        Total Shareholders' Equity                 26,655,506      25,722,759
                                                -------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $26,754,695     $25,842,162
                                                =============   =============

See notes to consolidated condensed financial statements.

PAGE

                        UNITED HERITAGE CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                          Three Months Ended             Nine  Months Ended
                                             December 31,                   December 31,
                                          1997          1996            1997            1996
REVENUES
        Processed beef products         $645,446     $  567,950     $ 1,978,771     $ 1,984,412
        Oil and Gas Revenue               20,158                         20,158
        Interest and other income          1,433          2,779           2,231          11,441
                                        --------     ----------     -----------     -----------
    TOTAL REVENUES                       667,037        570,729       2,001,160       1,995,853
                                        --------     ----------     -----------     -----------

COSTS AND EXPENSES
        Processed beef products          542,847        478,347       1,676,265       1,626,454
        Selling                           22,782          9,485          89,196          38,522
        General and administrative        81,588        110,298         319,292         310,466
                                        --------     ----------     -----------     -----------
    TOTAL COSTS AND EXPENSES             647,217        598,130       2,084,753       1,975,442
                                        --------     ----------     -----------     -----------

    NET INCOME (LOSS)                   $(10,026)    $  (27,401)    $   (83,593)    $    20,411
                                        ========     ==========     ===========     ===========

Total Net Income (Loss) per share       $  (0.00)    $     0.00     $     (0.00)    $      0.00
                                        ========     ==========     ===========     ===========

Average Number of Common Shares       96,453,492     18,262,520      96,243,848      18,123,852
                                      ==========     ==========     ===========     ===========


See notes to consolidated condensed financial statements.

PAGE

                        UNITED HERITAGE CORPORATION
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended
                                                                          December 31,
                                                                       1997          1996
OPERATING ACTIVITIES
        Net income (loss)                                          $   (83,593)    $ 20,411
	Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
                Depreciation                                             7,757       10,780
	  	Deferred compensation recognized in current year	46,188	     39,375
	  	Changes in operating assets and liabilities:
                (Increase) Decrease in account receivable               25,365      (58,341)
                (Increase) Decrease in inventories                     (37,221)      (2,841)
                (Increase) Decrease in other current assets             11,245      (10,393)
		Increase (Decrease) in accounts
                       payable and accrued expenses                    (20,211)      24,150
                                                                   -----------     --------
Net Cash Provided (Used) by Operating Activities                       (50,470)      23,141
                                                                   -----------     --------

INVESTING ACTIVITIES
        Additions to property and equipment                           (195,908)     (34,673)
        Additions to oil and gas properties                           (162,179)    (372,029)
        Collections of notes receivable                                              16,000
                                                                   -----------     --------
Net Cash (Used) Provided by Investing Activities                      (358,087)    (390,702)
                                                                   -----------     --------

FINANCING ACTIVITIES
        Proceeds from issuance of common stock                         970,150      114,250
	Principal payments on borrowings
	Proceeds from loans
                                                                   -----------     --------
Net Cash Provided (Used) by Financing Activities                       970,150      114,250
                                                                   -----------     --------

INCREASE (DECREASE) IN CASH THIS PERIOD                                561,593     (253,311)
Cash at beginning of period                                             80,722      437,656
                                                                   -----------     --------
CASH AT END OF PERIOD                                              $   642,315     $184,345
                                                                   ===========     ========

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

	In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1997.



NOTE 2 - INVENTORIES

	Inventory consists of the following:
				December 31, 1997    March 31, 1997

        Lite beef                  $     37,971         $     750
                                   ============         =========


NOTE 3 - NOTE RECEIVABLE

	Included in notes receivable at December 31, 1997, is the note receivable from Madison Radio Group, Inc. recorded at $1,245,766.
The Madison note for $2,500,000 is recorded net of the initial deferred gain and interest payments totaling $1,254,234.

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

	Then payments increased to $7,500 per month for three months beginning December 1, 1995 through February 1, 1996, when such payments increased to $5,000 principal per month plus interest accrued thereon until November 1, 1997, when the remaining principal balance will be due. Madison failed to make the March 1, 1996 payment, and thus is in default. The Company filed suit to collect this note.

	The $2,500,000 note is secured by a First Purchase Money Security
Interest Lien


PAGE

                        UNITED HERITAGE CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED) (CONTINUED)

NOTE 3 - NOTE RECEIVABLE  (CONTINUED)

on all real and personal property transferred pursuant to this transaction, one million (1,000,000) shares of the common stock of Madison Group Associates, Inc., and by all the outstanding stock of Madison Radio Group, Inc., the wholly-owned subsidiary. In addition, Madison Group Associates, Inc., has pledged a promissory note executed on September 20, 1992, in the original amount of $1,000,000 payable to Canaveral International Corp. (now known as Madison Group Associates, Inc.) by First Capital Trust, Sam Podany and Ted Yashcheshen. In addition, Madison Group Associates, Inc. has filed for bankruptcy. The Company has had the collateral securing the note receivable appraised and has determined that the value of the collateral exceeds the Company's carrying amount of the note receivable. The stock of Madison Radio Group, Inc. was foreclosed on in November 1996 and subsequently sold to Heritage Communications Corporation, a company related to United Heritage Corporation through common stockholders. At December 31, 1997, Madison Radio Group, Inc. is wholly owned by Heritage Communications Corporation.


	The potential gain of $1,254,234 has been deferred due to the lack of a significant initial investment by the buyer. This accounting treatment will continue until the buyer's cumulative payments are sufficient to qualify the transaction for gain recognition under generally accepted accounting principles.

	Subsequent to December 31, 1997, the Company foreclosed on its lien position pertaining to the radio stations in Canyon and
Amarillo, Texas.   Sovereign Communications Corporation ("Sovereign"),
a wholly owned subsidiary of the Company, became owner of the real estate, furniture, fixtures, equipment, etc., that will be sold under an agreement between Sovereign and Cumulus Broadcasting, Inc. ("Cumulus") dated December 30, 1997. Cumulus is currently operating the stations under a Local Management Agreement, pending approval by the Federal Communications Commission ("FCC") of the application to transfer the licenses of the stations from Sovereign (the current
license holder) to Cumulus.   When FCC approval is granted, Cumulus
will pay $1,000,000 in cash for the radio stations' property and assets. In addition, the Company is retaining certain radio station related assets and has initiated sales efforts to market these assets, which include an office building in Canyon, Texas, and various
furniture, fixtures, and equipment.   The consummation of these
transactions may result in a minimal loss to the Company.

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

	Deferred consulting costs of $52,000 were recorded as a reduction of shareholder's equity and were expended in 1997 as the services were rendered.

	On June 28, 1996, Mr. Mize exercised stock options and bought 400,000 shares of the Company's common stock for $100,000.

PAGE

                        UNITED HERITAGE CORPORATION
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED) (CONTINUED)

NOTE 4 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

	On February 11, 1997, the Company acquired 100% of Apex Petroleum, L.L.C. The Company issued 77,500,000 shares of common stock to the members of Apex. Mr. Mize, President and Chairman of the Board of the Company, had a controlling interest in Apex.

	On August 5, 1997, the Company obtained a $300,000 unsecured revolving line of credit from ALMAC Financial Corporation, a company owned by Walter G. Mize. At December 31, 1997, no amounts were outstanding under the line of credit which bears interest at 8 1/2 % and matures August 5, 1998.


NOTE 5 - INCOME (LOSS) PER COMMON SHARE

	Income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended
December 31, 1997 and December 31, 1996.

NOTE 6 - INCOME TAXES

	As of March 31, 1997, the Company had net operating loss carry-overs of approximately $4,550,000 available to offset future income for income tax reporting purposes which will ultimately expire in 2012 if not previously utilized.

NOTE 7 - DEFERRED COMPENSATION

	During the year ended March 31, 1997, the Company issued various stock options and warrants. Deferred compensation costs (resulting from the options and warrants), are recorded as a reduction of shareholders' equity and are being amortized over their expected lives.

NOTE 8 - OIL AND GAS PROPERTIES

	In September 1995, the Company entered into an agreement to acquire 100% of Apex Petroleum, L.L.C., (Apex) owner of certain unproved oil and gas leases located in Edwards County, Texas. The agreement was contingent on the Company having certain testing and development performed and a valuation being obtained which was acceptable to the Company. Apex is related to the Company through members who are also shareholders of the Company including Mr. Mize, who had a controlling interest in Apex.

PAGE

                        UNITED HERITAGE CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED) (CONTINUED)

NOTE 8 - OIL AND GAS PROPERTIES   (CONTINUED)

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

	As of December 31, 1997, a determination cannot be made about the extent of proved reserves for this project and a limited amount of oil and gas has been produced. Consequently, no amortization has been computed on the exploration costs. The Company will begin to amortize these costs when testing of the project is complete and substantial production commences, which is currently expected to be in 1998. All costs capitalized as of December 31, 1997 were incurred to evaluate the project and are considered exploration costs.

	When production commences revenue from oil and gas operations will be recognized at the point of sale. Inventory of oil in lease tanks will not be recorded because the amount is not expected to be material to the financial statements.

Note 9 - COMMON STOCK

	On December 11, 1997, the Company sold 1,176,470 shares of its Common Stock and Warrants to purchase an additional 117,646 shares of Common Stock at $1.20 per share exercisable through December 11, 1999, for consideration of $1,000,000. The selling agent for the private placement was paid a commission of $100,000 plus warrants to purchase an additional 1,824,000 shares of Common Stock at exercise prices ranging from $0.75 to $2.00 per share through August 16, 2001. The Company received a net of $900,000 from the sale, of which $1,176 was added to Common Stock and $868,975 was added to Paid in Capital on Common Stock.

	During the nine month period ending December 31, 1997, there were 177,500 common shares issued as the result of exercises of options by various optionees. Exercise prices ranged from $0.25 to $1.00 per share. The Company received $99,998.00 from the exercise of options, of which $177.50 was added to Common Stock and $99,820.50 was added to Paid in Capital on Common Stock.

	During the nine month period ending December 31, 1997, there was a total increase of $1,354 to Common Stock and $968,798 to Paid in Capital on Common Stock for a total increase in Stockholder's Equity of $970,152 from the sale of 1,353,970 shares of Common Stock.

PAGE

Note 10 - CONTINGENCIES

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

PAGE

Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

General
-------

	On February 11, 1997 the Company acquired all of the membership interests of Apex Petroleum, L.L.C. ("Apex"), a Texas limited liability company, in consideration of 77,500,000 shares of the Company's $0.001 par value common stock ("Common Stock") issued to the members of Apex. On February 27, 1997, Apex was merged with and into UHC Petroleum Corporation, a newly formed Texas corporation, which is a wholly-owned subsidiary of the Company. The transaction was based on an independent valuation of Apex by Surtek, Inc. ("Surtek"), a petroleum engineering company, which performed certain tests on the primary assets of Apex, leases of an oil field in South Texas consisting of approximately 10,502 acres, to determine the value of the Apex assets. Based on the Surtek report, the Company's board of directors unanimously accepted the valuation and elected to close the transaction to purchase the Apex interests as a result of the valuation.

	After completion of a successful test, the Company acquired a Klaeger Oil Retrieval System ("KORS") unit. Utilizing the technology of the KORS unit, the Company has announced that it has 24 wells capable of production.

	A small amount of oil was produced from the oil field in South Texas as a part of the testing and development of the lease in the
fourth quarter of 1997.   The Company is presently engaged in the
development of procedures for larger-scale production.

	Subsequent to December 31, 1997, the Company foreclosed on its lien position pertaining to the radio stations in Canyon and
Amarillo, Texas.   Sovereign Communications Corporation
("Sovereign"), a wholly owned subsidiary of the Company, became owner of the real estate, furniture, fixtures, equipment, etc., that will be sold under an agreement between Sovereign and Cumulus
Broadcasting, Inc. ("Cumulus") dated December 30, 1997.    Cumulus is
currently operating the stations under a Local Management Agreement, pending approval by the Federal Communications Commission ("FCC") of the application to transfer the licenses of the stations from
Sovereign (the current license holder) to Cumulus.   When FCC
approval is granted, Cumulus will pay $1,000,000 in cash for the
radio stations' property and assets.   In addition, the Company is
retaining certain radio station related assets and has initiated sales efforts to market these assets, which include an office building in Canyon, Texas, and various furniture, fixtures, and
equipment.   The consummation of these transactions may result in a
minimal loss to the Company.

	The Company continues to purvey Heritage Lifestyle Lite Beef, the lower-fat beef product marketed by the Company to a New Mexico supermarket chain and a major West Coast supermarket chain. In
December 1997 this West Coast supermarket chain advised the Company that it intended to begin selling Heritage Lifestyle Lite Beef (R) in an additional 50 stores.

PAGE

Material Changes in Results of Operations
-----------------------------------------
        Revenues for the Company's beef products were $645,446 and $1,978,771 for the quarter and nine-month period ended December 31, 1997, respectively. The results for the quarter are greater than the comparable quarter in the preceding fiscal year and are similar in amount to the nine month period totals. Revenues from the sale of beef products reported in the prior year quarter and nine-month period were $567,950 and $1,984,412 respectively.

	Gross profit from beef products was $302,506 for the nine-month period ended December 31, 1997, as compared with $357,958 gross profit for the same period last year. The cost of beef products as a percentage of sales was 84.71% for the nine months ended December 31, 1997, as compared to 81.96% for the nine months ended December 31, 1996. The increase in the cost of beef product percentage is due primarily to an increase in transportation costs for the current period as compared with the previous year's period.

        The Company has been selling Heritage Lifestyle Lite Beef (R) in selected stores out of the 250-store southern division of a major
West Coast supermarket chain.  The southern and northern divisions of
this chain together contain approximately 450 stores.   In December
1997 this West Coast supermarket chain advised the Company that it intended to begin selling Heritage Lifestyle Lite Beef (R) in an additional 50 stores. This will bring the total stores in their chain
selling Heritage Lifestyle Lite Beef (R) to 99 stores.   The Company can
service these additional sales without adding any administrative
overhead costs.   The Company also continues to sell its lower-fat
beef product to the Jewel-Osco supermarket chain in New Mexico. While these prospects have the potential for significantly increasing the Company's beef sales, there can be no guarantee that such will be the case.

	During the three months ending December 31,1997, the Company sold $20,158 of oil produced during the testing of wells for development of its oil reserves and from minimum operations of wells on the lease.

	Interest and other income for the current quarter and for the nine months ending December 31, 1997 is below the level of the prior year period(s). This results from having less cash available to invest in interest-bearing accounts.

	Selling expenses of $22,782 for the current quarter have increased from that of the prior year period of $9,485 due to an increase in outside sales representative's costs.  Selling expenses of $89,196 for the current nine-month period have increased from that of the prior year period of $38,522 also due to an increase in outside sales
representative's costs and in advertising costs.   General and
administrative costs have increased to $111,434 and $349,140 for the quarter and nine-month period ended December 31, 1997, as compared to $110,298 and $310,466 for the same periods last year. This is a result of increased travel, audit fees, and compensation resulting from stock options.

PAGE

	On a consolidated basis, the Company had a net loss for the current
nine-month period of $83,593.   The comparable period result for the
prior fiscal year was a net income of $20,411.   The primary reasons
for the change from net income to a net loss are a slight decrease in sales and a slight increase in cost of sales, together with the increased costs of outside sales, travel, audit fees, and compensation resulting from stock options, as previously discussed.

	On November 1, 1994, the Company sold its broadcasting business to Madison Radio Group, Inc., a wholly-owned subsidiary of Madison Group Associates, Inc., for $2,500,000. The broadcasting business included AM/FM radio stations in Canyon and Amarillo, Texas. The consideration of $2,500,000 is in the form of a three-year note bearing interest at 7%, and pursuant to a modification of the note on August 31, 1995, is payable in monthly payments of $5,000 for the first nine months beginning December 1, 1994, through August 1, 1995, when such payments increased to $6,500 per month for three months beginning September 1, 1995, through November 1, 1995. Then payments increased to $7,500 per month for three months beginning December 1, 1995, through February 1, 1996, when such payments decreased to $5,000 principal per month plus interest accrued thereon until November 1, 1997, when the remaining principal balance was due.
Madison failed to make the March 1, 1996 payment, and thus is in default. The Company filed suit to collect this note.

	The $2,500,000 note is secured by a First Purchase Money Security Interest Lien on all real and personal property transferred pursuant to this transaction, one million (1,000,000) shares of the common stock of Madison Group Associates, Inc., as well as all outstanding stock of Madison Radio Group, Inc., the wholly-owned subsidiary.
The stock of Madison Radio Group, Inc. was foreclosed on in November 1996 and subsequently sold to Heritage Communications
Corporation, a company related to United Heritage Corporation through common stockholders. As of December 31, 1997, Madison Radio Group, Inc.
is wholly owned by Heritage Communications Corporation. In addition, Madison Group Associates, Inc., has pledged a promissory note executed on September 20, 1992, in the original amount of $1,000,000 payable to Canaveral International Corp. (now known as Madison Group Associates,
Inc.) by First Capital Trust, Sam Podany and Ted Yashcheshen. Madison Group Associates, Inc. has filed for bankruptcy. The Company has had the collateral securing the note receivable appraised and has determined that the value of the collateral exceeds the Company's carrying amount of the note receivable.

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

PAGE

Material Changes in Financial Position
--------------------------------------

        The Company's equity capital has shown an increase of $970,152 since March 31, 1997, the previous fiscal year-end. This increase results primarily from the sale of 1,176,470 shares of Common Stock and
Warrants to purchase an additional 117,646 shares of Common Stock for the net amount of $900,000.00 (net of commissions and selling costs)
and from the  issuance of  $95,000 in Common Stock as deferred
compensation.    The issuance of stock for deferred compensation
contributed $15,396 to the net loss for the current quarter and $46,188 to the net loss for the nine months ended December 31, 1997.
  Other changes in equity capital resulted from the exercise of outstanding stock options and the net loss for the period.

    	The working capital of the Company was $731,425 at December 31, 1997, a significant increase in the working capital from the $149,008 reported at March 31, 1997. Current assets increased $562,203 during the current nine-month period, and current liabilities decreased
$20,214 resulting in an increase in the overall working capital position. The increase in working capital was significantly enhanced by the $900,000 proceeds received from the sale of Common Stock and Warrants in December 1997. A portion of the funds received were used to reduce current liabilities associated with the development of the Company oil lease.

   	The total assets of the Company were $26,754,695 at December 31, 1997, which is $912,533 greater than total assets at the previous year end. This increase in total assets is primarily due to an increase in oil and gas properties, the purchase of equipment for the oil and gas lease operations and from proceeds received from the sale of Common Stock and Warrants in December 1997.

        The Company's operating activities used $50,470 in cash flow for the nine months ended December 31, 1997, as compared to providing $23,141 in cash during the prior year period. The cash used in the current period was primarily due to the net loss. The cash provided in the prior year period was primarily from net income. Investing activities used $358,087 during the nine months ended December 31, 1997, due to additions to the oil and gas properties and to equipment
for the oil and gas lease operations.   Investing activities used
cash of $390,702 for the nine months ended December 31, 1996, due to additions to property and equipment and additions to oil and gas properties. Financing activities provided $970,150 cash during the current nine months from the issuance of common stock. Financing activities from the prior year period provided $114,250 from the issuance of common stock.

PAGE

Part II - Other Information


    Item 6.   Exhibits and Reports on Form 8-K

	(a)	Exhibits.

                3.01 Articles of Incorporation, as amended on December 5, 1997 *

                3.02    Bylaws. (1)  (3.2)

                4.01    Registration Rights Agreement between the
                        Company and Augustine Fund, L.P., dated
                        December 11, 1997. *

                4.02    Registration Rights Agreement between the
                        Company and Black Sea Investments, Ltd., dated December 10, 1997. *

                4.03    Registration Rights Agreement between the
                        Company and Triton Private Equities Fund, L.P., dated December 9, 1997. *

                4.04    Warrant Agreement between the Company and
                        Augustine Fund, L.P., dated December 11, 1997. *

                4.05 Warrant Agreement between the Company and Black Sea Investments, Ltd., dated December 10, 1997. *

                4.06 Warrant Agreement between the Company and Triton Private Equities Fund, L.P., dated December 9, 1997. *

                4.07 Warrant Agreement between the Company and Sands Brothers & Co., Ltd. dated December 11, 1997. *

                10.01 Subscription Agreement between the Company and Augustine Fund, L.P., dated December 11, 1997. *

                10.02 Subscription Agreement between the Company and Black Sea Investments, Ltd., dated December 10, 1997. *

                10.03 Subscription Agreement between the Company and Triton Private Equities Fund, L.P., dated
                        December 9, 1997. *

                27      Financial Data Schedule (2)

                    * Filed with the Company's Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated by reference herein.

                   (1) Filed with the Company's Registration Statement No. 33-43564 on Form S-1 and incorporated by reference herein

                   (2)  Filed herewith.

	(b)	No Reports on Form 8-K have been filed during this quarter
                for which this report is being filed.

PAGE

UNITED HERITAGE CORPORATION




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				UNITED HERITAGE CORPORATION



				/s/ Walter G. Mize
                                -------------------------
Date:  May 28, 1998             Walter G. Mize, President



PAGE

                              INDEX TO EXHIBITS

Exhibit Number		Description
--------------          -----------

      27                Financial Data Schedule