Form 10-K
period 1998-03-31
UNITED HERITAGE CORP
filed 1998-06-03
CIK 354567

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-K

Mark One

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 1998 --- Commission File Number 0-9997; OR

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

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                     Name of each exchange
                                                  on which registered
  ------------------------------                 ---------------------
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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

	The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of the Common Stock quoted on the National Association of Securities
Dealers Automated Quotation System on April 30, 1998, was $18,357,483. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of May 22, 1998, 97,400,512 shares of Common Stock were outstanding.

	Documents Incorporated by Reference: Portions of the Company's Proxy Statement dated not later than 120 days after the end of the Company's most recent fiscal year, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1998 Annual Meeting of Shareholders of United Heritage Corporation are incorporated by reference into Part III.

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

	Through its wholly owned subsidiary, Petroleum, the Company is engaging in the oil and gas business since its acquisition of the membership interests of Apex Petroleum, L.L.C. ("Apex") on February
11, 1997 and the subsequent merger of Apex with and into Petroleum on February 27, 1997. Through the Apex transaction, the Company acquired the assets of Apex (by virtue of the merger after the interests were acquired), which consisted primarily of leases of an oil field in South Texas consisting of 10,502+ OR - acres (the "Field"). The transaction was completed based on a report received from Surtek, Inc., a Golden, Colorado petroleum engineering firm
("Surtek") that did extensive testing of the leases. It is the intent of the Company to develop these leases. Because of the nature of the formation containing the oil, it has been determined that using an Alkaline-Surfactant-Polymer flood method of recovery could produce at least 60% of the oil-in-place. The Alkaline-Surfactant-Polymer flood method of recovery ("A-S-P")is a technique that combines three methods to achieve a synergistic effect. The proper combination and injection of these chemicals has been used to optimize the pH of the oil reservoirs, lower the interfacial tensions allowing the oil to flow more easily, reverse the wettability of the formation rock to make the oil more susceptible to migration to the producing wellbores, and provide a means to literally push the oil to the producing wells. Surtek's experience in other fields and the results of the laboratory testing of the formation rock, oil, and water from the Field indicate that the A-S-P method has the potential to allow oil recovery greater than any other proven method presently available to the Company.

PAGE

	Services was formed to act as the operating company for the Petroleum leases and became the operator on September 1, 1997.

 	Sovereign was formed in anticipation of a possible foreclosure by the Company of certain radio broadcasting assets of which it was a lienholder, and which it foreclosed on and sold during the last fiscal year.

PRODUCTS AND OPERATIONS.

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

	The Company has fabricated for it only the amount of beef products which it has sold prior to fabrication, and does not maintain an excess inventory due to limited product life. Approximate production capacity is currently 2,000 head of beef per week, and the Company's average weekly production during the fiscal year ended March 31, 1998 was 59 head per week. A limiting factor is the number of head of cattle available which meet the carcass specifications required by the Company's standards. Management, based on its contacts with various feed yards throughout the country, estimates the supply available to the Company at approxi-mately 175,000 head per year.

	During the fiscal year ended March 31, 1998 two (2) customers each accounted for 10% or more of the Company's sales, as follows:
American Stores Company 69.5%; and Tri-State Wholesale Associated
Grocers, Inc. 22.7%.

        OIL AND GAS. The Company completed the acquisition of Apex on February 11, 1997, and had little production during the year ended March 31, 1998. Total revenues from oil and gas, consisting mostly of sales from test wells, were $24,443. The Company raised
$1,000,000 on December 11, 1997 from a private offering for $5,000,000 and used the proceeds to increase its efforts in producing oil from wells located on its South Texas leases. These efforts include drilling of additional wells; the purchasing of necessary materials and equipment; the hiring of additional field personnel, including petroleum engineers and geologists; and the retaining of attorneys to represent the Company in its negotiations and filings with the Railroad Commission of Texas. Specifically, the Company is currently testing existing wells with the Klaeger
Oil Retrieval System, a mobile swabbing unit.  "Swabbing is defined

                                      -2-
PAGE
as a process using a rubber and wire tool that contracts going down the well and expands as it is pulled upward by the swab line and lifts fluid out of the well casing or tubing. A swab, when pulled rapidly, exerts a suction that draws oil into the hole. It is doing all necessary "re-work" to put all wells capable of production into production. "Re-work" is defined as work performed on a well after its completion, in an effort to secure production where there has been none, restore production that has ceased, or increase production. Additionally, the Company has drilled and completed 13 wells that will be used in the Alkaline-Surfactant-Polymer ("ASP") flood pilot. It has built the building that will house the facilities necessary for injecting the ASP fluid. The Company is also working with engineers to complete final plans for the ASP injection facilities and is buying the necessary equipment for the ASP flooding.

	The Company anticipates increasing production upon the raising of additional capital needed for the recovery operation. The
Company estimates a total of $15,000,000 in additional capital will be needed for the recovery operation over a period of 24 months, and anticipates raising it through a combination of private and public securities offerings. There are no assurances that this capital can be raised.

MARKETING AND DISTRIBUTION. The Company primarily uses its own sales personnel to market its products. The Company utilizes newspaper advertising and point-of-sale information materials in connection with retail sales in grocery stores. When necessary, the Company also utilizes the services of food brokers in certain areas of the United States to act as brokers for the Company in sales of its "lite" beef product.

EMPLOYEES. The Company currently employs nine (9) full-time employees, including a quality control and procurement agent who is always present in the plant when the "lite" beef products are fabricated.

COMPETITION.

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

        OIL AND GAS. The oil and gas business is highly competitive and has few barriers to entry. Although the Company owns all of the rights to produce oil from the Field, the Company will be competing with other oil and gas companies and investment partner-ships in search for, and obtaining of, future desirable prospects, the securing of contracts with third parties for the development of oil and gas properties, the contracting for the purchase or rental

                                      -3-
PAGE
of drilling rigs and other equipment necessary for drilling operations, and the purchase of equipment necessary for the completion of wells, as well as in the marketing of any oil and gas which may be discovered. Many of the Company's competitors are larger than the Company and have substantially greater access to capital and technical resources than does the Company and may therefore have a significant competitive advantage. Many of the Company's competitors are capable of making a greater investment in a given area than is the Company, although large and small companies alike are subject to the economics of cost effectiveness. The prices at which the Company will be able to sell any oil or gas production will have a substantial effect on its earnings, if any.

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

FINANCIAL INFORMATION BY SEGMENT

	Revenues, net income and identifiable assets are presented below for the fiscal years ended March 31, 1998, 1997 and 1996.

                                      -4-
PAGE

                                1998           1997            1996
                            ----------      ----------      -----------
Revenue:
    Beef Products           $2,906,167      $2,737,489      $ 1,087,229
    Corporate                    9,033             -0-              -0-
    Oil and Gas                 24,443             -0-      Not Applicable

Net Income (Loss):
    Beef Products              185,101         197,535         (138,214)
    Corporate                 (596,774)*      (390,037)        (199,115)
    Oil and Gas                 24,443             -0-      Not Applicable

Identifiable Assets:
    Beef Products              192,473         171,384          123,766
    Corporate                1,471,261       1,377,165        1,797,519
    Oil and Gas             24,771,766      24,293,613      Not Applicable


	* Includes an impairment loss of $217,106 from the write-down of the uncollectible portion of the basis of a note after the proceeds of the sale of foreclosed property were applied. For a more detailed explanation, see the financial statements and related footnotes.

	The Company operated two business segments for the most recent fiscal year, the sale of processed "lite" beef products and the oil and gas segment, however, the operations from the oil and gas segment have been immaterial. For the fiscal year ended March 31, 1997, the oil and gas segment only existed for seven weeks.

ITEM 2.	PROPERTIES

	The Company operates out of offices provided by Walter G. Mize, Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Mize provides the office space and equipment without charge to the Company. The value of the office space and services provided is estimated to be $18,000 annually.

	The Company owns leases of an oil field in Edwards County, Texas consisting of approximately 10,502 acres. Although there have been estimates of the oil in place, the reserves have not yet been proved. The Company intends that these reserves will be proved during the fiscal year ending March 31, 1999.

ITEM 3.	LEGAL PROCEEDINGS

	The Company and its subsidiaries are not a party to any material legal proceedings.

                                      -5-
PAGE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of its fiscal year ended March
31, 1998.

ITEM 4A.EXECUTIVE OFFICERS OF THE COMPANY

	The executive officers of the Company, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors, their respective ages and their present position with the Company are as follows:


Name               Age  Position with Company       Position Held Since
-----------------  ---  ---------------------       -------------------
Walter G. Mize      60  Chairman of the Board,               1987
                        President and Chief
                        Executive Officer

Harold L. Gilliam   51  Secretary, Treasurer and             1990
                        Chief Financial Officer


	The business experience of each of these executive officers during the past five (5) years is set forth below:

	Mr. Walter G. Mize has served as Chairman of the Board, President and Chief Executive Officer of the Company since September 1987. He has also served as President, Chairman of the Board and Chief Executive Officer of UHC Petroleum Corporation and National Heritage Sales Corporation since September 1987 and UHC Petroleum Services Corporation since January 1997. He has been engaged in oil and gas exploration and development, cattle ranching, real estate development, banking, and various other investment activities for over thirty years.

	Mr. Harold L. Gilliam has served as Secretary, Treasurer and Chief Financial Officer of the Company since November 1990. He has also served as Secretary, Treasurer and Director of UHC Petroleum Services Corporation since January 1997. He has been a partner in the firm of Gilliam, Wharram & Co., P.C., Certified Public Accountants, located in Cleburne, Texas, since August 1987, and has been a Certified Public Accountant in the state of Texas since
1972.

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


                                      -6-
PAGE

                                  PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
        HOLDER MATTERS

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

                                        High            Low
                                        -----           ----
Fiscal Year Ended March 31, 1998:
                First Quarter           $1.56           $.97
                Second Quarter           1.78            .63
                Third Quarter            1.41            .91
                Fourth Quarter           1.75            .81

Fiscal Year Ended March 31, 1997:
                First Quarter           $0.94          $0.53
                Second Quarter           0.91           0.50
                Third Quarter            1.72           0.84
                Fourth Quarter           1.97           1.13


SHAREHOLDERS

	As of May 22, 1998 there were approximately 2,952 record holders of the Company's Common Stock.

DIVIDENDS

	The Company has never declared any dividends and does not anticipate declaring a cash dividend in the foreseeable future.

	Pursuant to Section 16-10a-640 of the Utah Business
Corporation Act, the Company may not pay dividends if, after giving

                                      -7-
PAGE
effect to the distribution, (a) the Company would not be able to pay its debts as they become due in the usual course of business, or (b) the Company's total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

RECENT SALE OF UNREGISTERED SECURITIES

	The Company has sold, within the past three years, the following shares of common stock not registered under the Securities Act of 1933, as amended ("33 Act"), to the persons, on the dates, for the aggregate consideration, and pursuant to the registration exemption listed. No underwriters were used, and no underwriting discounts or commissions were paid in any of the sales.


 Date      Purchaser                          Amount        Consideration                          Exemption
-------   --------------------              ----------      -------------                          ---------
9/29/95   Walter G. Mize                     2,500,000      $625,000                               ss.4(2) of 33 Act 1
2/11/97   Walter G. Mize                    72,900,000      94.064516% of Apex Petroleum, L.L.C.   ss.4(2) of 33 Act 2
2/11/97   Adam Lee Mize                      1,550,000      2% of Apex Petroleum, L.L.C.           ss.4(2) of 33 Act 3
2/11/97   Mary Catherine Hicks               1,550,000      2% of Apex Petroleum, L.L.C.           ss.4(2) of 33 Act 3
2/11/97   Gail T. Pruitt                     1,500,000      1.935484% of Apex Petroleum, L.L.C.    ss.4(2) of 33 Act 4
12/11/97  Augustine Fund LP                    588,235      $500,000                               Rule 506 under 33 Act
                                                                                                     or ss.4(6) of 33 Act 5
12/11/97  Black Sea Investments, Ltd.          352,941      $300,000                               Rule 506 under 33 Act
                                                                                                     or ss.4(6) of 33 Act 5
12/11/97  Triton Private Equities Fund, L.P.   235,294      $200,000                               Rule 506 under 33 Act
                                                                                                     or ss.4(6) of 33 Act 5

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


                                      -8-
PAGE

5 Relying on the fact that the shares were sold in a private placement to accredited investors only. The aggregate offering price was $5,000,000 and there was no advertising or public solicitation and a Form D was filed with the Commission. The total number of purchasers was three (3).

	The Company has also sold, within the past three years, warrants exercisable for shares of common stock not registered under the 33 Act, to the persons, on the dates, for the aggregate consideration, on the exercise terms, and pursuant to the registration exemption listed. No underwriters were used, and no underwriting discounts or commissions were paid in any of the sales.


                                                             Shares          Exercise Price
 Date       Purchaser               Consideration          Exercisable         per Share              Exemption
-------   -------------       ---------------------------  -----------      ---------------     ---------------------
8/16/96   Mark G. Hollo       Investment Banking Services    650,000        465,000 @ $0.75     ss.4(2) of 33 Act (1)
                                                                             46,500 @ $1.00
                                                                             46,500 @ $1.25
                                                                             46,500 @ $1.50
                                                                             22,750 @ $1.75
                                                                             22,750 @ $2.00

8/16/96   Sands Brothers      Investment Banking Services    650,000        465,000 @ $0.75     ss.4(2) of 33 Act (1)
           & Co., Ltd.                                                       46,500 @ $1.00
                                                                             46,500 @ $1.00
                                                                             46,500 @ $1.25
                                                                             46,500 @ $1.50
                                                                             22,750 @ $1.75
                                                                             22,750 @ $2.00



                                      -9-
PAGE

12/11/97  Mark G. Hollo       Broker-Dealer Services         912,000        656,000 @ $0.75     ss.4(2) of 33 Act (1)
                                                                             64,800 @ $1.00
                                                                             64,800 @ $1.25
                                                                             64,800 @ $1.50
                                                                             30,800 @ $1.75
                                                                             30,800 @ $2.00

12/11/97  Sands Brothers      Broker-Dealer Services         912,000        656,000 @ $0.75     ss.4(2) of 33 Act (1)
           & Co., Ltd.                                                       64,800 @ $1.00
                                                                             64,800 @ $1.25
                                                                             64,800 @ $1.50
                                                                             30,800 @ $1.75
                                                                             30,800 @ $2.00

12/11/97  Augustine Fund LP   No separate con-                58,823        $1.20               ss.4(2) or 4(6) of 33 Act (2)
                               sideration; Issued
                               with Common Stock
                               purchase

12/11/97  Black Sea           No separate consideration;      35,294        $1.20               ss.4(2) or 4(6) of 33 Act (2)
           Investments, Ltd.   Issued with Common Stock
                               purchase

12/11/97  Triton Private      No separate consideration;      23,529        $1.20               ss.4(2) or 4(6) of 33 Act (2)
           Equities Fund,      Issued with Common Stock
           L.P.                purchase



1 Relying on the fact that there was no public offering to a small number of sophisticated offerees and the purchaser bought for investment purposes.

2 Relying on the fact that the warrants were issued in a private placement to accredited investors only. The aggregate offering price was $5,000,000, there was no advertising or public solicitation and a Form D was filed with the Commission.


                                      -10-
PAGE

ITEM 6.	SELECTED FINANCIAL DATA

	The following selected financial data for the five years ended March 31, 1998 is derived from the consolidated financial statements of the Company. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.


                                 Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                  03/31/98        03/31/97        03/31/96        03/31/95        03/31/94
                                -----------     -----------     -----------     -----------     -----------
Income Data:

Revenues                        $ 2,933,610     $ 2,737,489     $ 1,087,229     $ 3,500,696     $ 3,786,211
Income (Loss)                      (387,230)       (192,502)       (337,330)       (985,761)       (445,125)
Income (Loss) Per Share               (0.00)          (0.00)          (0.02)          (0.06)          (0.03)
Weighted Average Number of
   Shares Outstanding            96,524,423      28,584,726      16,480,990      15,204,542      15,016,874

Balance Sheet Data: (1)
Working Capital                 $ 1,535,155     $   149,008     $   508,708     $   184,612     $    33,029
Total Assets                     26,435,500      25,842,162       1,921,285       1,600,318       3,104,094
Current Liabilities                  67,276         119,403          25,939          64,960         225,283
Long-Term Debt                          ---             ---             ---             ---             ---
Shareholders' Equity             26,368,224      25,722,759       1,895,346       1,535,358       2,878,811


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

	The main revenues of the Company continues to be from sales of Heritage Lifestyle Lite Beef. The Company sells its lite beef to a major supermarket chain in New Mexico, and a major West
Coast supermarket chain. In February 1998, the West Coast chain increased the number of stores carrying the beef to 100.

	On February 11, 1997 the Company acquired all of the member-ship interests of Apex in consideration of 77,500,000 shares of the Company's Common Stock issued to the members of Apex. See
"Item 1. Business - Acquisitions."

                                      -11-
PAGE

RESULTS OF OPERATIONS

	Revenues for the year ended March 31, 1998 ("Fiscal 1998") were $2,933,610, compared to revenues of $2,737,489 for the fiscal year ended March 31, 1997 ("Fiscal 1997") and $1,087,229 for the fiscal year ended March 31, 1996 ("Fiscal 1996"). The increase in sales revenues for Fiscal 1998 is due primarily to an increase in sales of the beef product and partly to revenues from the oil and gas segment of $24,443 which did not exist in Fiscal 1997. The increase in sales revenues for Fiscal 1997 is due primarily to additional customers carrying the beef product.

	Total operating expenses of $3,106,432 reflect an increase in Fiscal 1998 as compared to $2,942,865 in Fiscal 1997 due to the increased volume of beef sales. The increase of total operating expenses in Fiscal 1997 from $1,437,653 in Fiscal 1996 is due to the additional volume of beef sales.

	The net loss for Fiscal 1998 was $387,230, an increase as compared to both the Fiscal 1997 loss of $192,502 and the Fiscal 1996 loss of $337,330. The increase in the Fiscal 1998 loss was due primarily to the impairment loss of $217,106 from the write-down of the uncollectible portion of the basis of a note after the proceeds of the sale of foreclosed property were applied, as more fully explained in the financial statements and related footnotes. The decrease in the Fiscal 1997 loss was due primarily to increased volume of beef sales.

        BEEF PRODUCTS SEGMENT: Revenues generated by National (the "Beef Products Segment") were $2,906,167 for Fiscal 1998, representing 98.86% of total Company revenues and reflecting an increase from Fiscal 1997 amounts. Revenue for Fiscal 1998 was impacted by increased per store sales of the beef products. Beef product revenues for Fiscal 1997 of $2,737,489 showed an increase from Fiscal 1996 revenues of $1,087,229 and was impacted by the addition of a new large customer, a west coast supermarket chain, resulting in a higher volume of beef sales.

	The cost of processed beef products as a percentage of revenues of 84% shows a consistency with the Fiscal 1997 percentage of 83% and both years showed a decrease as compared to 91% in Fiscal 1996. The decrease for Fiscal 1998 and 1997 from that of Fiscal 1996 is due primarily to decreased costs associated with the higher volume of beef sold and an improved pricing structure.

	Selling expenses for Fiscal 1998 of $136,980 were an increase as compared to Fiscal 1997 primarily due to a shift to outside sales representation from in-house sales personnel. Selling expenses for Fiscal 1997 of $108,095 were substantially increased as compared to Fiscal 1996 selling expenses of $49,667 primarily due to the use of an outside salesperson.

	The Beef Products Segment reported a profit of $ 185,101 for Fiscal 1998, which reflects a slight decrease due to a shift to total outside sales representatives. The Fiscal 1997 profit of $197,535 reflects the impact of the additional sales volume from the west coast supermarket chain and a reduction of overhead.

                                      -12-
PAGE

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

        CORPORATE: General and administrative expenses of $530,200 for Fiscal 1998 were decreased as compared to $565,511 for Fiscal 1997 due primarily to a reduction in NASDAQ and Boston
Stock Exchange listing fees from the prior year. General and administrative expenses of $565,511 for Fiscal 1997 were increased from the Fiscal 1996 amount of $398,833 due to additional legal expenses, amortization of consulting agreements and additional SEC, NASDAQ and Boston Stock Exchange filing and listing fees.

	Interest income of $6,033 in Fiscal 1998 was a decrease from the Interest income of $12,874 in Fiscal 1997 due to lower cash balances being maintained during the year. The Fiscal 1997 interest income was similar to the $14,585 in Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

        LIQUIDITY. Current assets of the Company increased from $268,411 at March 31, 1997 to $1,602,431 at March 31, 1998, and
current liabilities decreased from $119,403 at March 31, 1997, to $67,276 at March 31, 1998, resulting in an increase in the overall working capital position. The working capital of the Company was $1,535,155 at March 31, 1998, a significant increase in the working capital from the $149,008 reported at March 31, 1997. The increase in working capital was significantly enhanced by the $900,000 proceeds received from the sale of Common Stock and Warrants in December 1997 and the $1,000,000 received from the sale of certain radio station assets in March 1998. A portion of the funds received were used to reduce current liabilities associated with the development of the Company oil lease.

	Equity capital increased by $975,151 during Fiscal 1998. Stockholders' equity was $26,368,224 at March 31, 1998, as compared to $25,722,759 at March 31, 1997. The increase was due primarily to the proceeds from the December 1997 private placement of common stock and warrants which added $870,151 in equity.

	The total assets of the Company were $26,435,500 at March 31, 1998, as compared to $25,842,162 for the previous year end. The increase in total assets results primarily from the increase in the cash balance from the proceeds of the private placement.

        CASH FLOW: The Company's operations used $129,428, $30,549, and $184,915 in cash flow in Fiscal 1998, 1997 and 1996, respectively. In Fiscal 1998, the cash used in operations increased as compared to Fiscal 1997 due to increased marketing and public relations costs incurred to hire consultants to provide those services. In Fiscal 1997, the cash used in continuing operations decreased as compared to Fiscal 1996 due to the decreased net loss and an increase in accrued expenses.

                                      -13-
PAGE

	Cash of $463,971 was used by investing activities during Fiscal 1998, primarily related to capital expenditures for the oil and gas properties. Cash of $525,635 was used by investing activities during Fiscal 1997, primarily related to capital expenditures for the oil and gas properties. Cash of $44,144 was used by investing activities during Fiscal 1996, primarily related to the oil and gas investment. Investing activities for Fiscal 1999 are expected to be considerably more than the Fiscal 1998 amounts, due to the development of the oil and gas investment.

	Cash of $967,651 was provided by financing activities in Fiscal 1998, with $870,151 resulting from sale of common stock and warrants and $97,500 resulting from the exercise of stock options. Cash of $199,250 was provided by financing activities in Fiscal 1997, resulting from the exercise of stock options. Cash of $655,000 was provided by financing activities in Fiscal 1996, resulting from the issuance of common stock.

	Cash of $948,750 was provided by the sale of property obtained through the foreclosure of property securing a note to the Company.

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

	There are no additional material commitments for capital expenditures as of March 31, 1998.

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

                                      -14-
PAGE

                                PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1998 annual meeting for the fiscal year ended March 31, 1998, to be filed no later than July 29, 1998, and from "Part 1. Item 4A. Executive Officers of the Company" included in this report.

ITEM 11.EXECUTIVE COMPENSATION

	This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1998 annual meeting for the fiscal year ended March 31, 1998, to be filed no later than July 29, 1998.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1998 annual meeting for the fiscal year ended March 31, 1998, to be filed no later than July 29, 1998.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1998 annual meeting for the fiscal year ended March 31, 1998, to be filed no later than July 29, 1998.

                                      -15-
PAGE

                                   PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of Report.

        1.      Financial Statements                                    Page

		The following financial statements of the Company required to be included in Item 8 are filed under Item 14 at the page indicated:

                Independent Auditor's Report                            F-1

                Consolidated Balance Sheets at March 31, 1998
                and 1997                                                F-2

		Consolidated Statements of Operations for the
                years ended March 31, 1998, 1997 and 1996               F-4

		Consolidated Statements of Changes in
                Shareholders' Equity for the years ended
                March 31, 1998, 1997 and 1996                           F-5

		Consolidated Statements of Cash Flows for the
                years ended March 31, 1998, 1997 and 1996               F-6

                Notes to Consolidated Financial Statements              F-9

	2.	Financial Statement Schedules.

		No schedules are required because they are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

	3.	Exhibits.

                3.01 Articles of Incorporation, as amended on December 5, 1997. (1) (3.01)

                3.02    Bylaws. (2) (3.2)

                4.01 Registration Rights Agreement between the Company and Augustine Fund, L.P., dated December 11, 1997.
                        (1)

                4.02 Registration Rights Agreement between the Company and Black Sea Investments, Ltd., dated December 10, 1997. (1)

                                      -16-
PAGE

                4.03 Registration Rights Agreement between the Company and Triton Private Equities Fund, L.P., dated December 9, 1997. (1)

                4.04    Warrant Agreement between the Company and
                        Augustine  Fund, L.P., dated December 11, 1997. (1)

                4.05 Warrant Agreement between the Company and Black Sea Investments, Ltd., dated December 10, 1997. (1)

                4.06 Warrant Agreement between the Company and Triton Private Equities Fund, L.P., dated December 9, 1997.
                        (1)

                4.07 Warrant Agreement between the Company and Sands Brothers & Co., Ltd. dated December 11, 1997. (1)

                10.01 Letter Agreement between the Company and Apex Petroleum, L.L.C., dated April 30, 1997. pertaining to the Definitive Stock Purchase Agreement between the Company and Apex Petroleum, L.L.C., dated September 28, 1995. (3) (10.1)

                10.02 Subscription Agreement between the Company and Augustine Fund, L.P., dated December 11, 1997. (1) (10.01)

                10.03   Subscription Agreement between the Company and
                        Black Sea Investments, Ltd., dated December 10, 1997.
                        (1) (10.02)

                10.04 Subscription Agreement between the Company and Triton Private Equities Fund, L.P., dated December 9, 1997. (1) (10.03)

                21      Subsidiaries of the Company.*

                23      Consent of Weaver and Tidwell, L.L.P.*

                24      Power of Attorney.*

                27      Financial Data Schedule.*

-------------------------
	 *	Filed herewith.

	(1)	Filed with the Company's Quarterly Report on Form 10-Q
                for the quarter ended December 31, 1997 and incorporated by reference herein.

	(2)	Filed with the Company's Registration Statement No. 33-
                43564 on Form S-1 and incorporated by reference herein.

	(3)	Filed with the Company's Quarterly Report on Form 10-Q
                for the fiscal quarter ended June 30, 1997 and incorporated by reference herein.

                                      -17-
PAGE

(b)	Reports on Form 8-K.

	None filed during the last quarter of this report.

(c)	Exhibits Required by Item 601 of Regulation S-K.

	The exhibits listed in Part IV, Item 14(a)(3) of this report, and not incorporated by reference to a separate file, are included after "Signature," below.

(d)	Financial Statement Schedules Required by Regulation S-X.

        All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.

                                      -18-
PAGE

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNITED HERITAGE CORPORATION



Date:  June 1, 1998                          By: /s/ Walter G. Mize
                                                 ------------------------
                                                 Walter G. Mize, Chairman
                                                 of the Board, President and
                                                 Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 1st day of June, 1998.

SIGNATURE		TITLE


/s/ Walter G. Mize          Chairman of the Board and
------------------          Chief Executive Officer
Walter G. Mize              (Principal Executive Officer)


*                           Secretary, Treasurer, Chief
----------------            Financial Officer and Director
Harold L. Gilliam           (Principal Accounting Officer)


*                           Director
--------------
Dr. Joe Martin


*                           Director
------------
C. Dean Boyd


*                           Director
-----------------
Theresa D. Turner



*By:/s/ Walter G. Mize
    -------------------
     Walter G. Mize, as Attorney-in-
     Fact for each of the persons
     indicated

                                      -19-
PAGE

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage
Corporation and subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.




WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
April 24, 1998

                                      F-1
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1998 AND 1997



                                             1998            1997
                                        ------------     -----------
                ASSETS

CURRENT ASSETS
        Cash                            $  1,390,416     $    80,722
        Trade accounts receivable             95,202         134,940
        Other accounts receivable             53,183               -
        Inventories                           26,847             750
        Other current assets                  36,783          51,999
                                        ------------     -----------

                Total current assets       1,602,431         268,411

NOTE RECEIVABLE                                    -       1,245,766

OIL AND GAS PROPERTIES                    24,771,766      24,293,613

PROPERTY AND EQUIPMENT, at cost
        Equipment, furniture and fixtures     35,775          29,149
        Vehicles                              56,720          56,720
                                        ------------     -----------
                                              92,495          85,869
        Less accumulated depreciation         61,192          51,497
                                        ------------     -----------
                                              31,303          34,372

OTHER ASSETS
        Property held for sale                30,000               -
                                        ------------     -----------

TOTAL ASSETS                            $ 26,435,500     $25,842,162
                                        ============     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-2
PAGE

                 UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1998 AND 1997



                                             1998          1997
                                         -----------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                      $    45,565   $     61,876
   Accrued expenses                           21,711         57,527
                                         -----------   ------------
           Total current liabilities          67,276        119,403


SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value,
      5,000,000 shares authorized,
      none issued
   Common stock, $.001 par value,
      125,000,000 shares authorized,
      issued and outstanding
      1998 - 97,395,512
      1997 - 96,021,542                       97,395         96,021
   Additional paid-in capital             33,399,630     32,425,853
   Accumulated deficit                    (7,102,037)    (6,714,807)
                                         -----------   ------------
                                          26,394,988     25,807,067

   Deferred compensation and consulting      (26,764)       (84,308)
                                         -----------   ------------
                                          26,368,224     25,722,759
                                         -----------   ------------

TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY               $26,435,500   $ 25,842,162
                                         ===========   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-3
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                     1998            1997            1996
                                 -----------     -----------     -----------
OPERATING REVENUES
   Processed beef products       $ 2,906,167     $ 2,737,489     $ 1,087,229
   Other                              27,443               -               -
                                 -----------     -----------     -----------
        Total operating revenues   2,933,610       2,737,489       1,087,229

OPERATING COSTS AND EXPENSES
   Processed beef products         2,439,252       2,269,259         989,153
   General and administrative        530,200         565,511         398,833
   Selling expenses                  136,980         108,095          49,667
                                 -----------     -----------     -----------
        Total operating expenses   3,106,432       2,942,865       1,437,653
                                 -----------     -----------     -----------
        Loss from operations        (172,822)       (205,376)       (350,424)

OTHER INCOME (EXPENSE)
   Interest income                     6,033          12,874          14,585
   Interest expense                   (3,425)              -          (1,491)
   Impairment loss                  (217,016)              -               -
                                 -----------     -----------     -----------
        Net loss                   ($387,230)      ($192,502)      ($337,330)
                                 ===========     ===========     ===========
Net loss per share                    ($0.00)         ($0.00)         ($0.02)
                                 ===========     ===========     ===========
Weighted average
  number of common shares         96,524,423      28,584,726      16,480,990
                                 ===========     ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-4
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                  Common Stock              Additional
                                           --------------------------         Paid-in          Accumulated
                                             Shares          Amount           Capital            Deficit           Other
                                           ----------      ----------      -------------      -------------    ------------
Balance, March 31, 1995                    15,204,542      $   15,204      $   7,753,561      ($ 6,184,975)    ($   48,432)
	Stock issed upon exercise
           of stock options                   120,000             120             82,380                 -     (    52,500)
	Realization of stock issued
           in exchange for future
           services                                 -               -                  -                 -          42,318
	Stock issued pursuant to
           private placement                2,500,000           2,500            622,500                 -               -
        Net loss                                    -               -                  -      (    337,330)              -
                                           ----------      ----------      -------------      -------------    ------------

Balance, March 31, 1996                    17,824,542          17,824          8,458,441      (  6,522,305)    (    58,614)
        Stock issued for assets            77,500,000          77,500         23,598,750                 -               -
	Stock issed upon exercise
           of stock options                   697,000             697            198,555                 -               -
	Realization of stock issued
           in exchange for future
           services                                 -               -                  -                 -          52,500
	Stock options granted for
           consulting                               -               -            170,107                 -     (   170,107)
	Realization of deferred
           consulting costs                         -               -                  -                 -          85,799
	Write-off of subscription
           receivable                               -               -                  -                 -           6,114
        Net loss                                    -               -                  -      (    192,502)              -
                                           ----------      ----------      -------------      -------------    ------------

Balance, March 31, 1997                    96,021,542          96,021         32,425,853      (  6,714,807)    (    84,308)
	Stock issued upon exercise
           of stock options                   197,500             198            104,802                 -               -
	Stock issued pursuant to
           private placement                1,176,470           1,176            868,975                 -               -
        Realization of deferred
           consulting costs                         -               -                  -                 -          57,544
        Net loss                                    -               -                  -      (    387,230)              -
                                           ----------      ----------      -------------      -------------    ------------

Balance, March 31, 1998                    97,395,512      $   97,395      $  33,399,630      ($ 7,102,037)    ($   26,764)
                                           ==========      ==========      =============      =============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-5
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                  1998           1997               1996
                                               ----------     ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                  ($387,230)     ($192,502)         ($337,330)

     Adjustments to reconcile net loss
       to net cash used in operating
       activities:
         Depreciation                              9,695         14,460              8,252
         Amortization                                  -            314                  -
         Deferred compensation and consulting
          recognized in current year              57,544        138,299             42,318
         Stock issued for compensation             7,500              -                  -
         Impairment loss                         217,016              -                  -
         Write-off of note receivable                  -          6,114                  -
         Changes in assets and liabilities:
            Accounts receivable                   36,555       (106,848)           163,570
            Inventory                            (26,097)        25,112            (24,122)
            Other current assets                  15,216         (8,962)             1,418
            Accounts payable and
              accrued expenses                   (52,127)        93,464            (39,021)
                                               ----------     ----------         ----------

            Net cash used in
             operating activities               (121,928)       (30,549)          (184,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                       (484,779)#     (541,635) #        (113,264)
     Collections of notes receivable             948,750 #       16,000  #          69,120
                                               ----------     ----------         ----------

            Net cash provided by
             (used in) investing activities      463,971       (525,635)           (44,144)


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-6
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                (continued)


                                              1998          1997             1996
                                           ----------    ---------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on borrowings      ($243,000)    $       -        ($ 520,000)
     Proceeds from loans                     243,000             -           520,000
     Proceeds from issuance
       of common stock                       967,651       199,250           655,000
                                           ----------    ---------        -----------

            Net cash provided by
             financing activities            967,651       199,250           655,000
                                           ----------    ---------        -----------

Net increase (decrease) in
  cash and cash equivalents                1,309,694      (356,934)          425,941

Cash and cash equivalents,
 beginning of year                            80,722       437,656            11,715
                                           ----------    ---------        -----------

Cash and cash equivalents,
 end of year                              $1,390,416     $  80,722         $ 437,656
                                          ===========    =========        ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:

     Cash paid during the year for:
          Interest                        $    3,425     $       -         $       -
                                          ===========    =========        ===========

          Taxes                           $        -     $       -         $       -
                                          ===========    =========        ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                      F-7
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation and Presentation

                The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, National Heritage Sales Corporation, UHC Petroleum Corporation, UHC Petroleum Services Corporation and Sovereign Communications Corporation. UHC Petroleum Services Corporation and Sovereign Communications Corporation, formed January 21, 1997, had no operations for the years ended March 31, 1998 and 1997.

                All intercompany transactions and balances have been eliminated upon consolidation.

        Nature of Operations

                United Heritage Corporation distributes "lite" beef products. During the year ended March 31, 1996, the Company entered into an agreement with Apex Petroleum, L.L.C., wherein the Company had the right to acquire certain unproved oil and gas leases. The results of testing and evaluations were favorable and the acquisition was finalized on February 11, 1997. The Company continues to explore and develop its oil and gas properties.

        Acquisition

                Effective February 11, 1997, United Heritage Corporation
                (UHC) issued 77,500,000 shares of common stock to Walter G. Mize, Mary Catherine Hicks, Adam Mize and Gail Pruitt in exchange for 100% of the membership interests in Apex Petroleum, L.L.C. Walter G. Mize is President and Chairman of the Board of UHC. After the issuance of the shares the former Apex members hold approximately 90% of the outstanding shares of UHC and the transaction has been accounted for as an acquisition of assets. The assets of Apex consist of unproved oil and gas leases. The unproved properties were recorded at the fair value of the common stock issued of $23,676,250. Apex has had no operations since its inception on September 5, 1995. Subsequent to the acquisition, Apex was merged into UHC Petroleum Corporation.

                                      F-8
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

        Revenue

		Revenue from the sale of "lite" beef products is recognized when products are delivered to customers. When oil and gas production commences revenue from oil and gas operations will be recognized at the point of sale.

        Inventory

                Inventory consists of "lite" beef purchased for resale and is valued at the lower of cost (first-in, first-out) or market.

        Oil and Gas Properties

                The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized.

                When production commences all capitalized costs, including the estimated future costs to develop proved reserves will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects will not be amortized until proved reserves associated with the projects can be determined or until impairment occurs. At March 31, 1998 all of the Company's oil and gas properties are considered unproved. The unproved properties are periodically assessed for impairment. If the assessment indicates that the properties are impaired, the amount of the impairment will be added to the capitalized costs to be amortized.

                In addition, the capitalized costs are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a 10% discount rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	Property and Equipment

                Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

                   Equipment, furniture and fixtures        3-7 years
                   Vehicles                                 3-5 years

	Loss Per Share

                The loss per common share has been computed by dividing the net loss by the weighted average number of shares of common stock outstanding throughout the year. Calculation of loss per common share - assuming dilution is not presented because the effects of shares issuable upon exercise of various stock options and stock warrants outstanding would be antidilutive.

                The outstanding stock options and warrants described in Notes 8 and 9 respectively, could potentially have a dilutive effect on earnings per share should the Company generate income from operations or net income in the future.

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

                                      F-10
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	Financial Instruments

                Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, and accounts payable.
                 Recorded values of cash, receivables and payables
                approximate fair values due to short maturities of the instruments.

	Stock-based Employee Compensation

                The Company accounts for stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option.

                The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which provides for an alternative measure of compensation cost based on the fair value of the options granted. The fair value of an option is based on the intrinsic value as well as the time value of the option. See Note 8 for the additional disclosures required by SFAS No. 123.

	New Accounting Pronouncements

                The Financial Accounting Standards Board (FASB) has issued Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". This statement requires an enterprise to display total comprehensive income (total nonowner changes in equity) in a full set of financial statements. Currently the Company has no items to be reported as "other comprehensive income".

                                      F-11
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	New Accounting Pronouncements - continued

                In addition, FASB has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement requires a "management approach" as opposed to an industry approach in defining operations to be shown as separate segments.

                The Company must initially apply SFAS No. 130 and No. 131 for its fiscal year beginning April 1, 1998. The Company anticipates no significant changes in financial statement presentation as a result of implementing these new accounting standards.


NOTE 2.  NOTE RECEIVABLE

        In February 1998 the Company foreclosed on its note receivable from Madison Radio Group, Inc. At the date of the foreclosure the Company recorded an impairment loss of $217,016. A majority of the assets obtained in foreclosure were sold for $1,000,000 less closing costs of $1,250. The Company received $948,750 in cash and a short term receivable of $50,000. The short term receivable has subsequently been collected.

        At March 31, 1998 the Company retained an office building which is recorded as "property held for sale". The office building was subsequently sold for $30,000 resulting in no additional gain or loss.


NOTE 3.  OIL AND GAS PROPERTIES

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

NOTE 3.  OIL AND GAS PROPERTIES - continued

        A favorable valuation report was received and the transaction was closed on February 11, 1997. The Company issued
        77,500,000 shares of common stock to the members of Apex, pursuant to the agreement and subsequent revision.

        As of March 31, 1998, a determination cannot be made about the extent of proved reserves for this project and no significant oil or gas has been produced. Consequently, no amortization has been computed on the acquisition and exploration costs. The Company will begin to amortize these costs when evaluation of the project is complete and production commences. All costs capitalized as of March 31, 1998 were incurred to acquire and evaluate the project.

        As exploration and development progresses the capitalized costs are periodically assessed for impairment. At March 31, 1998 no impairment has been required to be recorded. A small amount of oil has been produced as a part of the testing and development. The Company is currently putting equipment in place to begin production.


NOTE 4.   CONCENTRATIONS OF CREDIT RISK

        Financial instruments which potentially subject the company to concentrations of credit risk consist of cash equivalents, and trade receivables. During the year ended March 31, 1998, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits. Cash equivalents held in money market accounts at March 31, 1998 and 1997 were $1,344,391 and $69,947, respectively.

        Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating within the United States. Receivables from one customer at March 31, 1998, and two customers at March 31, 1997 comprised approximately 76% and 77%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible.

                                      F-13
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  INVENTORY

	Inventory consist of the following:
                                                  1998        1997
                                                -------     -------
                Lite beef held for resale       $26,847     $   750
                                                =======     =======

NOTE 6.  RELATED PARTY TRANSACTIONS

        The Company has a $300,000 unsecured revolving line of credit, bearing interest at 6%, from ALMAC Financial Corporation, a corporation owned by Mr. Mize. At March 31, 1998, and 1997, no amounts were outstanding under the line of credit.
        Included in interest expense for the years ended March 31, 1998, 1997, and 1996, is $3,425, $-0- and $1,491,
        respectively, for interest expense incurred under this agreement. The weighted average interest rate under this agreement was 8.5% for 1998 and 6% for 1996.

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

        On June 28, 1996 Mr. Mize exercised stock options and bought 400,000 shares of the Company's common stock for $100,000.

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

                                      F-14
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  BUSINESS SEGMENTS AND MAJOR CUSTOMERS

        At March 31, 1998, 1997 and 1996 the Company operates in two business segments, the sale of processed lite beef products and oil and gas producing activities. During the years ended March 31, 1998, 1997 and 1996 the Company has been initiating oil and gas exploration and development. At March 31, 1998 and 1997 the Company has invested $24,771,766 and $24,293,613, respectively, in oil and gas properties which are separately identified on the balance sheets. No significant revenues or expenses have been recognized from these activities. (See
        Note 3) The components of the capitalized costs are as follows:

                                    1998            1997
                                -----------      -----------
             Acquisition        $23,676,250      $23,676,250
             Exploration          1,095,516          617,363
                                -----------      -----------
                                $24,771,766      $24,293,613
                                ===========      ===========

        The Company recorded Lite Beef sales to the following major customers for the years ended March 31:

                                        1998                  1997                   1996
                                -------------------   -------------------    --------------------
                                  Amount    Percent     Amount    Percent      Amount     Percent
                                ----------  -------   ----------  -------    ----------   -------
                Customer A      $2,018,937    69.5    $1,933,904     71      $        -       -

                Customer B         661,004    22.7       615,841     22         559,578      51

                Customer C               -       -             -      -         119,846      11

                Customer D               -       -             -      -         400,917      37
                                ----------  -------   ----------  -------    ----------   -------
                                $2,679,941    92.2%   $2,549,745     93%     $1,080,341      99%
                                ==========  =======   ==========  =======    ==========   =======


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


                                              1998                  1997                   1996
                                      --------------------- --------------------  ----------------------
                                                   Weighted             Weighted                Weighted
                                                   Average              Average                  Average
                                        Shares     Exercise   Shares    Exercise    Shares      Exercise
                                      Outstanding   Price   Outstanding  Price    Outstanding     Price
                                      -----------  -------- ----------- --------  -----------   --------
                Beginning of year       900,000    $  .25    1,872,000  $  .42             -     $     -
                  Granted               100,000       .25            -       -     2,027,000         .41
                  Exercised             (90,000)      .25     (647,000)    .25      (120,000)        .25
                  Forfeited                   -         -     (325,000)   1.28       (35,000)        .25
                  Expired                     -         -            -       -             -           -
                                      -----------  -------- ----------- --------  -----------   --------

                End of year             910,000    $  .25      900,000  $  .25     1,872,000     $   .42
                                      ===========  ======== =========== ========  ===========   ========
                Exercisable             880,000    $  .25      870,000  $  .25     1,602,000     $   .25
                                      ===========  ======== =========== ========  ===========   ========

		Weighted average
                 fair value of
                 options granted:      $   0.11             $        -            $     0.20
                                      ===========           ===========           ===========

        Stock options outstanding under the 1995 Plan are all exercisable at $0.25 per share and weighted average remaining contractual life is 2.77 years.

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

                                      F-16
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  STOCK OPTION PLANS - continued

        The following schedule summarizes pertinent information with regard to the 1996 Plan for the years ended March 31, 1998, 1997 and 1996:


                                              1998                  1997                   1996
                                      --------------------- --------------------  ----------------------
                                                   Weighted             Weighted                Weighted
                                                   Average              Average                  Average
                                        Shares     Exercise   Shares    Exercise    Shares      Exercise
                                      Outstanding   Price   Outstanding  Price    Outstanding     Price
                                      -----------  -------- ----------- --------  -----------   --------
                Beginning of year       520,000    $  .82      500,000  $  .30             -     $     -
                  Granted               112,500       .54    1,170,000     .70       500,000         .30
                  Exercised            (107,500)     1.00      (50,000)    .75             -           -
                  Forfeited            (120,000)     3.38     (500,000)    .30             -           -
                  Expired              (100,000)      .75     (600,000)   1.06             -           -
                                      -----------  -------- ----------- --------  -----------   --------

                End of year             305,000    $  .64      520,000  $  .82       500,000     $   .30
                                      ===========  ======== =========== ========  ===========   ========
                Exercisable             305,000    $  .64      520,000  $  .82       500,000     $   .30
                                      ===========  ======== =========== ========  ===========   ========

		Weighted average
                 fair value of
                 options granted:      $   0.51             $     0.28             $     0.00
                                      ===========           ===========           ===========


        The following table summarizes information about the stock options outstanding under the 1996 Plan at March 31, 1998:

                                      Weighted
                                       Average       Weighted
           Range of       Number      Remaining      Average
           Exercise     of Shares    Contractual     Exercise
            Prices      at 3/31/98      Life          Price
        --------------  ----------   -----------     --------
        $ .25 - $ .375     5,000     2.00 years      $  .25
        $1.25 - $1.875   225,000      .29 years        1.26
        $2.00 - $3.00     50,000      .625 years       2.25
        $3.25             25,000     1.00 years        3.25
                        ----------
                         305,000
                        ==========


                                      F-17
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  STOCK OPTION PLANS - continued

        During the years ended March 31, 1998, 1997 and 1996, the
        Company recorded $57,544, $85,799 and $-0-, respectively, as compensation expense for options granted under the two plans.

        The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of 1.5 years; expected volatility of 116.8%; and no expected dividends.

        If the Company had elected to record compensation expense using the fair value method prescribed by SFAS No. 123, the compensation cost related to options would have been $57,544, $85,799 and $82,705 for 1998, 1997 and 1996, respectively.
        Pro forma net loss and loss per share would have been:

                                                1998        1997        1996
                                             ----------  ----------  ----------

        Pro forma net loss                   ($387,230)  ($192,502)  ($420,035)

        Pro forma basic net loss per share   ($   0.00)  ($   0.00)  ($   0.03)

        Pro forma diluted net loss per share ($   0.00)  ($   0.00)  ($   0.03)


NOTE 9.  STOCK WARRANTS

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

                                      F-18
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCK WARRANTS - continued

        The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31, 1998 and 1997:

                                              1998                  1997
                                      --------------------- --------------------
                                                   Weighted             Weighted                Weighted
                                                   Average              Average                  Average
                                        Shares     Exercise   Shares    Exercise
                                      Outstanding   Price   Outstanding  Price
                                      -----------  -------- ----------- --------
                Beginning of year     1,300,000    $  .94            -  $    -
                  Granted                     -         -    1,300,000     .94
                  Exercised                   -         -            -       -
                  Forfeited                   -         -            -       -
                  Expired                     -         -            -       -
                                      -----------  -------- ----------- --------

                End of year           1,300,000    $  .94    1,300,000  $  .94
                                      ===========  ======== =========== ========

                Exercisable           1,300,000    $  .94    1,300,000  $  .94
                                      ===========  ======== =========== ========

		Weighted average
                 fair value of
                 options granted:      $   0.07             $     0.07
                                      ===========           ===========


        The following table summarizes information about the stock warrants outstanding at March 31, 1998:

                           Weighted
                            Average        Weighted
          Range of           Number        Remaining       Average
          Exercise         of Shares      Contractual      Exercise
           Prices          at 3/31/98        Life           Price
        -------------      ----------     -----------      --------
        $0.75 - $1.00      1,023,000       3.3 years        $0.77
        $1.25 - $1.75        231,500       3.3 years         1.45
        $2.00                 45,500       3.3 years         2.00
                           ----------
                           1,300,000
                           ==========

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

        The Company has also issued warrants to purchase 117,646 shares of its common stock in connection with a private placement in December 1997. The Company sold 1,176,470 common shares and warrants to purchase 117,646 additional shares at $1.20 per share for $1,000,000. The warrants expire in December 1999. The selling agent for the private placement was paid a commission of $100,000 plus warrants to purchase 1,824,000 shares of common stock at exercise prices ranging from $.75 to $2.00 per share. The warrants issued to the selling agent expire in August 2001.


NOTE 10.  INCOME TAXES

        Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. At March 31, 1998, 1997, and 1996, there was no current or deferred tax expense.

                                      F-20
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  INCOME TAXES - continued

        At March 31, the deferred tax asset and liability balances are as follows:

                                                 1998            1997
                                              ----------      ----------
                Deferred tax asset
                   Oil and gas properties     $8,049,925      $8,049,925
                   Net operating loss          1,676,361       1,549,946
                                              ----------      ----------

                                               9,726,286       9,599,871
                Deferred tax liability                 -               -
                                              ----------      ----------

                Net deferred tax asset         9,726,286       9,599,871
                Valuation allowance           (9,726,286)     (9,599,871)
                                              ----------      ----------
                                              $        -      $        -
                                              ==========      ==========

        The net change in the valuation allowance for 1998 and 1997 is an increase of $126,415 and $8,114,453, respectively. The deferred tax asset is due to the net operating loss carryover and difference in the basis of oil and gas properties for tax and financial reporting purposes.

        The Company has a net operating loss carryover of approximately $4,930,000 available to offset future income for income tax reporting purposes which will ultimately expire in 2013 if not previously utilized.


NOTE 11.  STOCK BONUS PLAN

        The Company has a stock bonus plan which provides incentive compensation for its directors, officers, and key employees. The administration of the plan is done by the Company's stock option committee. The Company has reserved 300,000 shares of common stock for issuance under the plan. As of March 31, 1998, 278,000 shares had been issued in accordance with the plan.

                                      F-21
PAGE

                                 EXHIBIT INDEX

Exhibit Number          Description
--------------          ------------
21                      Subsidiaries of the Company

23                      Consents of Weaver & Tidwell, L.L.P.

24                      Power of Attorney

27                      Financial Data Schedule