Form 10-K/A
period 1997-03-31
UNITED HERITAGE CORP
filed 1998-06-25
CIK 354567

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 3
Mark One

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

ACQUISITIONS

	On February 11, 1997 the Company acquired all of the member-ship interests of Apex Petroleum, L.L.C. ("Apex"), a Texas limited liability company, in consideration of 77,500,000 shares of the Company's $0.001 par value common stock ("Common Stock") issued to the members of Apex. The acquisition was completed in a private transaction which was exempt from registration under the Federal Securities Laws. On February 27, 1997, Apex was merged with and into Petroleum, a newly formed Texas corporation. The transaction was approved by the Company based on an independent valuation of Apex by Surtek, Inc. ("Surtek"), a petroleum engineering company, which performed certain tests on the primary assets of Apex, leases of an oil field in South Texas consisting of approximately 10,502 acres, to determine the value of the Apex assets. Based on the Surtek report, the Company's board of directors unanimously accepted the valuation and elected to close the transaction to purchase the Apex interests. Although the Surtek valuation would have resulted in over three billion shares being issued, based on the conversion price of $0.25 per share agreed in the September
28, 1995 purchase agreement between the Company and the members of Apex; pursuant to an April 30, 1996 modification to the agreement to purchase the Apex interests, the Apex members agreed to limit the number of shares to be received to 77,500,000 shares.

	For accounting purposes, the value placed on the Apex interests acquired by the Company is $23,676,250, a difference of $98,704,380 from the $122,303,130 market value of the stock at the date of issuance. The $23,676,250 value placed on the Apex interests acquired by the Company, although far below the Surtek valuation, was determined by the Company to be the estimated fair value of the assets. The Surtek valuation was not used based on the following factors: (1) the reserves attributable to the properties are unproved; (2) there are inherent limitations in the valuation of unproved oil and gas properties; and (3) the Surtek method to recover the reserves has been successfully used in similar situations, but for these properties the tests to date had been limited to laboratory simulations. It is yet to be determined if these reserves can be produced in commercial quantities using the Surtek method. The $23,676,250 used for accounting purposes is estimated to be in the range that the members of Apex could have received in a cash transaction from an unrelated third party. The $98,704,380 difference between the estimated fair value of the assets of $23,676,250 and the market value of the stock at the date of issuance of $122,303,130 was treated as a reduction in shareholders' equity. See Notes 1 and 3 to the Financial Statements.

                                     -3-
PAGE

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

                                      -4-
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

                23      Consent of Weaver and Tidwell, L.L.P.*

                24      Power of Attorney. (4) (24)

                27      Financial Data Schedule. (5) (27)

                                     -5-
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

        (5) Filed with the Company's Annual Report on Form 10-K/A, Amendment No. 2 for the fiscal year ended March 31, 1997 and incorporated by reference herein.
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

                                     -6-
PAGE

                                   SIGNATURE

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNITED HERITAGE CORPORATION



Date:  June 24, 1998                         By:/s/Walter G. Mize
                                                ------------------------
                                                Walter G. Mize, Chairman
                                                of the Board, President and
                                                Chief Executive Officer

                                     -7-
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

                                      F-4
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                              Common Stock
                                       -------------------------        Additional
                                                                         Paid-in       Accumulated
                                         Shares         Amount           Capital         Deficit           Other
                                       ----------     ----------      ------------    -------------     -----------
Balance, March 31, 1994                15,204,279     $   15,204      $  7,753,561    ($ 4,780,908)     ($ 109,046)
        Rounding adjustment                   263

	Realization of services
          received for stock
          issued in prior year                                                                              60,614
        Net loss                                                                      (  1,404,067)
                                       ----------     ----------      ------------    -------------     -----------

Balance, March 31, 1995                15,204,542         15,204         7,753,561    (  6,184,975)     (   48,432)
	Stock issued upon exercise
          of stock options                120,000            120            82,380                      (   52,500)
        Realization of stock issued
          in exchange for future
          services                                                                                          42,318
	Stock issued pursuant to
          private placement             2,500,000          2,500           622,500
        Net loss                                                                      (    337,330)
                                       ----------     ----------      ------------    -------------     -----------

Balance, March 31, 1996                17,824,542         17,824         8,458,441    (  6,522,305)     (   58,614)
        Stock issued for assets        77,500,000         77,500       122,303,130
        Difference between market
                value of stock issued
                for assets and fair
                value of assets [See
                Note 1]                                                (98,704,380)
	Stock issued upon exercise
                of stock options          697,000            697           198,555
	Realization of stock issued
		in exchange for future
                services                                                                                    52,500
	Stock options granted for
                consulting                                                 170,107                      (  170,107)
	Realization of deferred
                consulting costs                                                                            85,799
	Write-off of subscription
                receivable                                                                                   6,114
        Net loss                                                                      (    192,502)
                                       ----------     ----------      ------------    -------------     -----------

Balance, March 31, 1997                96,021,542     $   96,021      $ 32,425,853    ($ 6,714,807)     ($  84,308)
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

                                      F-7
PAGE

                        UNITED HERITAGE CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED MARCH 31, 1997, 1996 and 1995
                                (continued)


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

        On February 11, 1997, the Company issued 77,500,000 shares of common stock in exchange for 100% of the membership interests in Apex Petroleum, L.L.C. in a transaction accounted for as an acquisition of assets. Unproved properties acquired were recorded at their estimated fair value of $23,676,250. The fair value of the common stock issued was $122,380,630 resulting in a difference between the market value of the stock issued for the assets and the fair value of the assets of $98,704,380.

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

	Acquisition

                Effective February 11, 1997, United Heritage Corporation
                (UHC) issued 77,500,000 shares of common stock to Walter G. Mize, Mary Catherine Hicks, Adam Mize and Gail Pruitt in exchange for 100% of the membership interests in Apex Petroleum, L.L.C. Walter G. Mize is President and Chairman of the Board of UHC. After the issuance of the shares the former Apex members hold approximately 90% of the outstanding shares of UHC and the transaction has


                                      F-9
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	Acquisition - continued

                been accounted for as an acquisition of assets. The assets of Apex consist of unproved oil and gas leases. The unproved properties were recorded at their estimated fair value of $23,676,250. The market value of the common stock issued was $122,380,630 resulting in a difference between the market value of the stock issued and the fair value of the assets of $98,704,380. The reason for this difference is that the contract to purchase the assets was based on a $0.25 per share conversion price agreed in the September 28, 1995 purchase agreement between the Company and the members of Apex, modified on April 30, 1996 to limit the number of shares to be received to 77,500,000 shares. Although the agreement to limit the number of shares occurred on April 30, 1996, it was subsequent to that date when the Surtek valuation was completed and accepted by the Company and at that time it was determined that the limit would be in effect and 77,500,000 shares would be issued. When the transaction was closed on February 11, 1997, the stock price was $1.75. This $98,704,380 was treated as a reduction in shareholder's equity. Apex has had no operations since its inception on September 5, 1995. Subsequent to the acquisition, Apex was merged into UHC Petroleum Corporation.

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

        A favorable valuation report was received and the transaction was closed on February 11, 1997. The unproved properties were recorded at their estimated fair value of $23,676,250.

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
                        ----------
                          520,000
                        ==========

                                      F-21
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 10.  STOCK OPTION PLANS- continued

        The options granted during the year ended March 31, 1997 were to nonemployees and $85,799 was expensed as payment for services. During the year ended March 31, 1996, the Company recorded no compensation expense for options granted to employees under the two plans.

        If the Company had elected to record compensation expense using the fair value method prescribed by SFAS No. 123, the compensation cost related to options granted to employees in 1996 would have been $82,705. Since there were no options granted to employees in 1997, there is no pro forma effect to disclose for that year. Pro forma net loss and loss per share for 1996 would have been:

                                                          1996
                                                       ----------
        Pro forma net loss                             ($420,035)

        Pro forma net loss per share                      ($0.03)

        Pro forma fully diluted net loss per share        ($0.03)


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
                           ----------
                            1,300,000
                           ==========

                                      F-23
PAGE

                         UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL
                                 STATEMENTS

NOTE 11.  STOCK WARRANTS - continued

        During the year ended March 31, 1997, the Company recorded $26,924 as expense for services rendered related to warrants issued under the agreement.

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