Form 10-K/A
period 1998-03-31
UNITED HERITAGE CORP
filed 1998-06-25
CIK 354567

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-K/A
                                Amendment No. 1

Mark One

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                      -5-
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

                                      -6-
PAGE

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

                10.03   Subscription Agreement between the Company and
                        Black Sea Investments, Ltd., dated December 10, 1997.
                        (1) (10.02)

                10.04 Subscription Agreement between the Company and Triton Private Equities Fund, L.P., dated December 9, 1997. (1) (10.03)

                21      Subsidiaries of the Company. (4)

                23      Consent of Weaver and Tidwell, L.L.P.*

                24      Power of Attorney. (4)

                27      Financial Data Schedule. (4)

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

        (4) Filed with the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

                                      -7-
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

                                      -8-
PAGE

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNITED HERITAGE CORPORATION



Date:  June 24, 1998                         By: /s/ Walter G. Mize
                                                 ------------------------
                                                 Walter G. Mize, Chairman
                                                 of the Board, President and
                                                 Chief Executive Officer



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

                                      -9-
PAGE

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

Fort Worth, Texas
June 24, 1998

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

                                      F-4
PAGE

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                  Common Stock              Additional
                                           --------------------------         Paid-in          Accumulated
                                             Shares          Amount           Capital            Deficit           Other
                                           ----------      ----------      -------------      -------------    ------------
Balance, March 31, 1995                    15,204,542      $   15,204      $   7,753,561      ($ 6,184,975)    ($   48,432)
	Stock issed upon exercise
           of stock options                   120,000             120             82,380                 -     (    52,500)
	Realization of stock issued
           in exchange for future
           services                                 -               -                  -                 -          42,318
	Stock issued pursuant to
           private placement                2,500,000           2,500            622,500                 -               -
        Net loss                                    -               -                  -      (    337,330)              -
                                           ----------      ----------      -------------      -------------    ------------

Balance, March 31, 1996                    17,824,542          17,824          8,458,441      (  6,522,305)    (    58,614)
        Stock issued for assets            77,500,000          77,500        122,303,130                 -               -
        Difference between market
           value of stock issued
           for assets and fair
           value of assets [See Note 1]                                      (98,704,380)
        Stock issed upon exercise
           of stock options                   697,000             697            198,555                 -               -
	Realization of stock issued
           in exchange for future
           services                                 -               -                  -                 -          52,500
	Stock options granted for
           consulting                               -               -            170,107                 -     (   170,107)
	Realization of deferred
           consulting costs                         -               -                  -                 -          85,799
	Write-off of subscription
           receivable                               -               -                  -                 -           6,114
        Net loss                                    -               -                  -      (    192,502)              -
                                           ----------      ----------      -------------      -------------    ------------

Balance, March 31, 1997                    96,021,542          96,021         32,425,853      (  6,714,807)    (    84,308)
	Stock issued upon exercise
           of stock options                   197,500             198            104,802                 -               -
	Stock issued pursuant to
           private placement                1,176,470           1,176            868,975                 -               -
        Realization of deferred
           consulting costs                         -               -                  -                 -          57,544
        Net loss                                    -               -                  -      (    387,230)              -
                                           ----------      ----------      -------------      -------------    ------------

Balance, March 31, 1998                    97,395,512      $   97,395      $  33,399,630      ($ 7,102,037)    ($   26,764)
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
                                          ===========    =========        ===========


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
        On February 11, 1997, the Company issued 77,500,000 shares of common stock in exchange for 100% of the membership interests of APEX Petroleum, LLC in a transaction accounted for as an acquisition of assets. The unproved properties acquired were recorded at their estimated fair value of $23,676,250. The fair value of the common stock issued was $122,380,630, resulting in a difference between the market value of the stock issued for the assets and the fair value of the assets of $98,704,380.

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

        Acquisition

                Effective February 11, 1997, United Heritage Corporation
                (UHC) issued 77,500,000 shares of common stock to Walter G. Mize, Mary Catherine Hicks, Adam Mize and Gail Pruitt in exchange for 100% of the membership interests in Apex Petroleum, L.L.C. Walter G. Mize is President and Chairman
                of the Board of UHC. After the issuance of the shares the former Apex members hold approximately 90% of the outstanding shares of UHC and the transaction has been accounted for as an acquisition of assets. The assets of
                Apex consist of unproved oil and gas leases. The unproved properties were recorded at their estimated fair value
                of $23,676,250.   The market value of common stock issued was
                $122,380,630 resulting in a difference between the market value of the stock issued and the fair value of the assets of $98,704,380. The reason for this difference is that the contract to purchase the assets was based on a $0.25 per share conversion price agreed in the September 28, 1995 purchase agreement between the Company and the members of Apex, modified on April 30, 1996 to limit the number of shares to be received to 77,500,000 shares. When the transaction was closed on February 11, 1997, the stock price was $1.75. This $98,704,380 was treated as a reduction in shareholder's equity. Apex has had no operations since its inception on September 5, 1995. Subsequent to the acquisition, Apex was merged into UHC Petroleum Corporation.

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
                        ----------
                         305,000
                        ==========


                                      F-17
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  STOCK OPTION PLANS - continued

        Options granted under the two plans for the years ended March 31, 1998 and 1997 were to nonemployees and $57,544 and $85,799, respectively, was expensed as payment for services. During the years ended March 31, 1996, the Company recorded no compensation expense for options granted to employees under the two plans.

        If the Company had elected to record compensation expense using the fair value method prescribed by SFAS No. 123, the compensation cost related to options granted to employees in 1996 would have been $82,705. Since there were no options granted to employees in 1998 and 1997, there is no pro forma effect to disclose for those years. Pro forma net loss and loss per share for 1996 would have been:

                                                  1996
                                               ----------

        Pro forma net loss                     ($420,035)

        Pro forma basic net loss per share     ($   0.03)

        Pro forma diluted net loss per share   ($   0.03)


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
                           ----------
                           1,300,000
                           ==========

                                      F-19
PAGE

                          UNITED HERITAGE CORPORATION
                              AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCK WARRANTS - continued

        During the year ended March 31, 1997, the Company recorded $26,924 expense for services rendered related to warrants issued under the agreement.

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

                                      F-21
PAGE

                                 EXHIBIT INDEX

Exhibit Number          Description
--------------          ------------
23                      Consents of Weaver & Tidwell, L.L.P.