Form 10-K/A
period 1998-03-31
UNITED HERITAGE CORP
filed 1998-06-26
CIK 354567

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

                                      -2-
PAGE

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

                                      -3-
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

                                      -4-
PAGE

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNITED HERITAGE CORPORATION



Date:  June 26, 1998                         By: /s/ Walter G. Mize
                                                 ------------------------
                                                 Walter G. Mize, Chairman
                                                 of the Board, President and
                                                 Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 26th day of June, 1998.

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

                                      -5-
PAGE

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