Form 10-K/A
period 1998-03-31
UNITED HERITAGE CORP
filed 1998-06-30
CIK 354567

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

                                             UNITED HERITAGE CORPORATION



Date:  June 29, 1998                         By: /s/ Walter G. Mize
                                                 ------------------------
                                                 Walter G. Mize, Chairman
                                                 of the Board, President and
                                                 Chief Executive Officer



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