Form 10-Q
period 1998-06-30
UNITED HERITAGE CORP
filed 1998-08-06
CIK 354567

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q

Mark One

[  X  ]		Quarterly report pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998;
                or

[     ]         Transition report pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ___________________.

                         Commission File No. 0-9997

                        United Heritage Corporation
             --------------------------------------------------
             (Exact name of registrant as specified in charter)

             Utah                                          87-0372864
-------------------------------                        -------------------
(State or other jurisdiction of 			(I.R.S. Employer
incorporation or organization)                         Identification No.)

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

YES    [X]        NO    [ ]

The number of shares of common stock, $0.001 par value, outstanding at July 10, 1998, was 97,400,512 shares.

PAGE

                          UNITED HERITAGE CORPORATION
                                     INDEX

                                                           Page Number

Part I - Financial Information

     Item 1  - Financial Statements (unaudited)

        Consolidated Condensed Balance Sheets
        at June 30, 1998 and March 31, 1998                     2

        Consolidated Condensed Statements of Income
        for the three months ending June 30, 1998 and
        June 30, 1997                                           4

        Consolidated Condensed Statements of Cash
        Flows for the Three Months ended June 30,
        1998 and June 30, 1997                                  5

        Notes to Consolidated Condensed Financial
        Statements                                              6

     Item 2  - Management's Discussion and Analysis
        of Financial Condition and Results of Operation         9

Part II  - Other Information

     Item 1  - Legal Proceedings                               11

     Item 2  - Changes in Securities                           11

     Item 3  - Defaults upon Senior Securities                 11

     Item 4  - Submission of Matters to a Vote of
        Security Holders                                       11

     Item 5  - Other Information                               11

     Item 6  - Exhibits and Reports on Form 8-K                12

Signatures                                                     13

PAGE

Part I, Item 1.  Financial Statements
UNITED HERITAGE CORPORATION

                        UNITED HERITAGE CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS


                                      June 30, 1998    March 31, 1998
                                      -------------    --------------
                                        UNAUDITED

ASSETS

CURRENT ASSETS
     Cash and cash equivalents         $1,260,092        $1,390,416
     Accounts receivable - trade          176,793            95,202
     Other accounts receivable                               53,183
     Inventory                             48,784            26,847
     Other current assets                  37,288            36,783
                                       ----------        ----------
        Total Current Assets            1,522,957         1,602,431
                                       ----------        ----------

PROPERTY AND EQUIPMENT, at cost            99,730            92,495
     Less accumulated depreciation        (61,585)          (61,192)
                                       ----------        ----------
        Net Property and Equipment         38,145            31,303
                                       ----------        ----------

OTHER ASSETS                                                 30,000

OIL AND GAS PROPERTIES                 25,005,980        24,771,766
                                       ----------        ----------
                    TOTAL ASSETS      $26,567,082       $26,435,500
                                      ===========       ===========

PAGE

                        UNITED HERITAGE CORPORATION
            CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED


                                                 June 30, 1998  March 31, 1998
                                                 -------------  --------------
                                                   UNAUDITED

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses       $    124,854   $    67,276
                                                 ------------   -----------
        Total Current Liabilities                     124,854        67,276
                                                 ------------   -----------

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value;
        125,000,000 shares authorized;
        shares issued and outstanding:
        97,400,512 shares at June 30, 1998             97,400
        96,121,542 shares at March 31, 1998                          97,395
     Additional paid-in capital                    33,404,940    33,399,630
     Accumulated deficit                           (7,049,868)   (7,102,037)
     Deferred compensation                            (10,244)      (26,764)
                                                 ------------   -----------
                                                   26,442,228    26,368,224
                                                 ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 26,567,082   $26,435,500
                                                 ============   ===========



See notes to consolidated condensed financial statements

PAGE

                          UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)


                                                  THREE MONTHS ENDED
                                           June 30, 1998     June 30, 1997
                                           -------------     -------------
REVENUES
     Processed beef products                $ 1,148,875       $   644,144
                                            -----------       -----------
TOTAL REVENUE                                 1,148,875           644,144
                                            -----------       -----------

COSTS AND EXPENSES
     Processed beef products                    937,404           557,065
     Selling                                     22,039            41,830
     General and administrative                 150,603           113,686
                                            -----------       -----------
TOTAL COSTS AND EXPENSES                      1,110,046           712,581
                                            -----------       -----------

NET INCOME (LOSS) from Operations                38,829           (68,437)

OTHER INCOME (EXPENSES)
     Interest income                             13,337               758
                                            -----------       -----------

NET INCOME (LOSS)                           $    52,166       $   (67,679)
                                            ===========       ===========

Net Income (Loss) Per Common Share                $0.00             $0.00
                                            ===========       ===========

Weighted average number of common shares     97,400,072        96,090,773
                                            ===========       ===========


See notes to consolidated condensed financial statements

PAGE

                          UNITED HERITAGE CORPORATION
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                  THREE MONTHS ENDED
                                             June 30, 1998   June 30, 1997
                                             -------------   -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                           $   52,166     $  (67,679)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation                                    393          2,368
      Deferred compensation                        16,520         15,396
      Stock grants as compensation                  5,315
      Changes in assets and liabilities:
         (Increase) decrease in accounts
                receivable                        (81,591)        21,000
         (Increase) decrease in inventory         (21,937)
         (Increase) decrease in other
                current assets                       (505)         6,180
         Increase (decrease) in accounts
                payable and accrued expenses       57,581        (18,452)
                                               ----------     ----------
Net cash provided by (used in) operating
   activities                                      27,942        (41,187)
                                               ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES
      Additions to oil and gas properties        (234,214)       (58,338)
      Additions to property and equipment          (7,235)
      Proceeds from sale of building               30,000
      Collections of notes receivable              53,183
Net cash (used in) provided by investing
   activities                                    (158,266)       (58,338)
                                               ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                      74,998
                                               ----------     ----------
Net cash provided by (used in) financing
   activities                                                     74,998
                                               ----------     ----------
Increase (decrease) in cash and cash
   equivalents                                   (130,324)       (24,527)

Cash and cash equivalents at beginning of
   period                                       1,390,416         80,722
                                               ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $1,260,092     $   56,195
                                               ==========     ==========

See notes to consolidated condensed financial statements

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.

NOTE 2 - INVENTORY

        Inventory consists of the following:

                             June 30, 1998   March 31, 1998
                             -------------   --------------
                Lite beef       $ 48,784        $ 26,847
                                ========        ========

NOTE 3  - OIL AND GAS PROPERTIES

        In September 1995, the Company entered into an agreement to acquire 100% of Apex Petroleum, L.L.C., (Apex) owner of certain unproved oil and gas leases located in Edwards County, Texas. The agreement was contingent on the Company having certain testing and development performed and a valuation being obtained which was acceptable to the Company. Apex was related to the Company through members who were also shareholders of the Company including Mr. Mize, who had a controlling interest in Apex. Pursuant to the agreement, the Company incurred exploration costs necessary to obtain an evaluation of reserves. Costs incurred have been capitalized as oil and gas properties.

        A favorable valuation report was received and the transaction was closed on February 11, 1997. The unproven properties were recorded at their estimated fair value of $23,676,250.

        As of June 30, 1998, a determination cannot be made about the extent of proved reserves for this project. Consequently, no amortization has been computed on the exploration costs. The Company will begin to amortize these costs when testing of the project is complete and production commences. All costs capitalized as of June 30, 1998 were incurred to acquire and evaluate the project and are considered exploration costs.

        As exploration and development progresses the capitalized costs are periodically assessed for impairment. At June 30, 1998 no impairment has been required to be recorded. A small amount of oil has been produced as a part of the testing and development.

PAGE

                         UNITED HERITAGE CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)


NOTE 4  -  OTHER ASSETS

        At March 31, 1998, the Company retained certain radio station related assets from foreclosure of the its lien position pertaining to the radio stations in Canyon and Amarillo, Texas. These assets included an office building in Canyon, Texas valued at $30,000, and miscellaneous furniture, fixtures, and equipment that had negligible value. These assets were sold for $30,000 and such proceeds were collected May 7, 1998.


NOTE 5  - CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents, and trade receivables. During the year ended March 31, 1998 and the quarter ended June 30, 1998, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits.

        Concentrations of credit risk with respect to trade receivables consists principally of food industry customers operating in the United States. Receivables from one customer at March 31, 1998 and June 30, 1998 comprised approximately 76% and 83%, respectively, of the trade receivables balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible.


NOTE 6 - NET INCOME (LOSS) PER COMMON SHARE

        Income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 1998 and June 30, 1997.


NOTE 7 - INCOME TAXES

        As of March 31, 1998, the Company had net operating loss carryovers of approximately $4,930,474 available to offset future income for income tax reporting purposes which will ultimately expire in 2013 if not previously utilized.


NOTE 8 - DEFERRED COMPENSATION

        The Company has issued various stock options and warrants. Deferred compensation costs resulting from the options and warrants, are recorded as a reduction of shareholder's equity and are being amortized over their expected lives.

PAGE

                         UNITED HERITAGE CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED) (CONTINUED)


NOTE  9  -    ADJUSTMENT TO ACQUISITION

        Subsequent to the issuance of the Company's 1997 financial statements, it was determined that the transaction with APEX (See Note
3) should be accounted for as an acquisition of assets for stock instead of a reverse acquisition as previously reported. Therefore, the 1997 balances of oil and gas properties, paid-in capital and accumulated deficit have been retroactively adjusted to reflect this change in accounting. The effect of the adjustment on March 31, 1997 balances is as follows:

                            Oil and Gas        Additional       Accumulated
                            Properties       Paid-in Capital      Deficit
                           ------------      ---------------    ------------

As previously reported     $ 2,118,797        $ 3,572,698       $   (36,468)

Adjustment                  22,174,816         28,853,155        (6,678,339)
                           -----------        -----------       ------------
As restated                $24,293,613        $32,425,853       $(6,714,807)
                           ===========        ===========       ============

PAGE

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

UNITED HERITAGE CORPORATION

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

        The Company continues to purvey Heritage Lifestyle Lite Beef (R), the lower-fat beef product marketed by the Company to 111 stores of a major West Coast supermarket chain located in California, Nevada, and New Mexico.

Material Changes in Results of Operations
-----------------------------------------
        Revenues for the Company's beef products were $1,148,875 for the quarter ended June 30, 1998. The results for the quarter are significantly higher than that reported in the prior year quarter of $644,144. The increase for the current quarter is due primarily to an increased number of stores selling Heritage Lifestyle Lite Beef (R) than for the prior year quarter. Gross profit from beef products was $211,471 for the three-month period ended June 30, 1998, as compared with $87,079 gross profit for the same period last year. The cost of beef products as a percentage of sales was 81.59% for the three months ended June 30, 1998, as compared to 86.48% for the three months ended June 30, 1997. The decrease in the cost of beef product percentage is due primarily to efficiencies incurred with transportation and packaging costs as volume increased for the current period as compared with the previous year's period.

        The Company is selling Heritage Lifestyle Lite Beef (R) in 111 selected stores out of the 261-store southern division of a major West Coast supermarket chain. The southern and northern divisions of this chain together contain 436 stores. While these prospects have the potential for significantly increasing the Company's beef sales, there can be no guarantee that such will be the case.

        Interest and other income for the current quarter is above the level of the prior year period. This results from having increased cash available, from the sale of radio related assets, to invest in interest-bearing accounts.

PAGE

-----------------------------------------------------
        Selling expenses of $22,039 for the current quarter have decreased from that of the prior year period of $41,830. This decrease results mainly from reducing costs associated with outside sales representatives and lower costs for advertising supplies. General and administrative costs have increased during the quarter ended June 30, 1998, to $150,602, as compared to $113,686 for the same period last year. This is a result of increases in compensation cost and costs related to public relations and promotion of the Company.

	On a consolidated basis, the Company had a net income for the current three-month period of $52,166. The comparable quarter result for the prior fiscal year was a net loss of $67,679. The primary reasons for the change from net loss to a net income is an increase in the sale of Heritage Lifestyle Lite Beef (R) while maintaining a relatively stable fixed overhead cost.


Material Changes in Financial Position
--------------------------------------
        The Company's equity capital has shown an increase of $74,004 since March 31, 1998, the previous fiscal year-end. This increase is primarily the result of net earnings for the three months ended June 30, 1998, of $52,166.

	The working capital of the Company was $1,398,103 at June 30, 1998, a decrease from the working capital of $1,535,155 reported at March 31, 1998. Current assets decreased $79,474 during the current three-month period, and current liabilities increased $57,578, resulting in a decrease in the overall working capital position.

	The total assets of the Company were $26,567,082 at June 30, 1998, which is $131,582 greater than total assets at the previous year end. This increase in total assets is primarily due to an increase in oil and gas properties for this three months.

	The Company's operating activities provided $27,942 in cash flow for the three months ended June 30, 1998, as compared to using $41,187 in cash during the prior year period. The cash provided in the current period was primarily due to the net profit.  The cash used in
the prior year period was primarily from operating losses.   Investing
activities used $158,266 and $58,338 during the three months ended
June 30, 1998, and 1997, respectively, due to  oil and gas exploration
costs.   Financing activities from the prior year period provided
$74,998 in funds from the issuance of common stock.

PAGE

Part II - Other Information

UNITED HERITAGE CORPORATION


        Item 1. Legal Proceedings

                On May 18, 1998, Kan-Tex Properties, Inc., Mark E. Schwartz, Eugene W. Schwartz, and Margaret M. Schwartz, Plaintiffs, filed suit in the District Court of Edwards County, Texas, 63rd Judicial District, against Walter G. Mize, Heritage Petroleum Services Corporation, formerly known as Heritage Petroleum Corporation, Heritage Petroleum Corporation, Heritage West Corporation, United Heritage Corporation, and UHC Petroleum Corporation as successor to Apex Petroleum, L.L.C., Defendants. Plaintiffs had a four percent (4%) working interest in the first 24 wells drilled in the South Texas oil field from 1981 to 1984. However, Plaintiffs sold and assigned all of their title to this interest in 1985. Plaintiffs now contend that their sold and assigned interests still exist and ask that this interest be reinstated. In that (i) full disclosure was made at the time of Plaintiff's assignment, (ii) over eight (8) years have passed since any contact has been made by Plaintiffs to any of the Defendants, and (iii) Plaintiffs have not paid any expenses nor costs to drill for in excess of 12 years, United Heritage Corporation management considers this claim to be completely without merit. Defendants have filed a counterclaim, subject to their motion to transfer venue, stating that Plaintiff's claims are invalid and asking for damages of five hundred thousand dollars, punitive damages equal to four times actual damages, costs and reasonable attorney fees.

        Item 2. Change in Securities

                None


        Item 3. Defaults upon Senior Securities

                None


        Item 4. Submission of Matters to a Vote of Security Holders

                None


        Item 5. Other Information

                None


PAGE

        Item 6.   Exhibits and Reports on Form 8-K

                 (a)    Exhibits.

                        27      Financial Data Schedule *

                 (b)    Reports on Form 8-K

                        None


        *       Financial Data Schedule filed herewith



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

UNITED HERITAGE CORPORATION


                                               /s/ Walter G Mize
                                               -------------------------
Date: August 4, 1998                           Walter G. Mize, President



PAGE

                            INDEX TO EXHIBITS

Exhibit Number      		Description
--------------            -----------------------

     27                   Financial Data Schedule