Form 10-Q
period 1998-09-30
UNITED HERITAGE CORP
filed 1998-11-05
CIK 354567

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

Mark One

[  X  ]		Quarterly report pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998; or

[     ]         Transition report pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for the
                transition period from ________________ to
                ___________________.

                          Commission File No. 0-9997

                          United Heritage Corporation
                          ---------------------------
               (Exact name of registrant as specified in charter)

            Utah                                    87-0372826
-------------------------------         ------------------------------------
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

YES    [X]        NO    [ ]

        The number of shares of common stock, $0.001 par value, outstanding at October 19, 1998, was 97,400,512 shares.

PAGE

UNITED HERITAGE CORPORATION
INDEX

                                                                Page Number

Part I - Financial Information

        Item 1  - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets
                  at September 30, 1998 and March 31, 1998                2

                  Consolidated Condensed Statements of Income
                  for the six months ending September 30, 1998 and
                  September 30, 1997                                      4

                  Consolidated Condensed Statements of Cash
                  Flows for the Three Months ended September 30,
                  1998 and September 30, 1997                             5

                  Notes to Consolidated Condensed Financial
                  Statements                                              6

        Item 2  - Management's Discussion and Analysis
                  of Financial Condition and Results of Operation         9

Part II  - Other Information

        Item 1  - Legal Proceedings                                      12

        Item 2  - Changes in Securities                                  12

        Item 3  - Defaults upon Senior Securities                        12

        Item 4  - Submission of Matters to a Vote of
                  Security Holders                                       12

        Item 5  - Other Information                                      14

        Item 6  - Exhibits and Reports on Form 8-K                       14

Signatures                                                               15

PAGE

Part I, Item 1.  Financial Statements
UNITED HERITAGE CORPORATION
-------------------------------------

                         UNITED HERITAGE CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                    September 30, 1998     March 31, 1998
                                    ------------------     --------------
                                        UNAUDITED

ASSETS

CURRENT ASSETS
     Cash and cash equivalent           $   651,634          $ 1,390,416
     Interest receivable                      2,959
     Accounts receivable - trade            159,528               95,202
     Other accounts receivable                                    53,183
     Inventory                               39,092               26,847
     Other current assets                    28,667               36,783
                                        -----------          -----------
        Total Current Assets                881,880            1,602,431
                                        -----------          -----------

PROPERTY AND EQUIPMENT, at cost             338,830               92,495
     Less accumulated depreciation          (65,992)             (61,192)
                                        -----------          -----------
        Net Property and Equipment          272,838               31,303
                                        -----------          -----------

OTHER ASSETS                                                      30,000

OIL AND GAS PROPERTIES                   25,553,639           24,771,766
                                        -----------          -----------

                 TOTAL ASSETS           $26,708,357          $26,435,500
                                        ===========          ===========

PAGE

                         UNITED HERITAGE CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                              September 30,     March 31,
                                                  1998            1998
                                              -------------     ---------
                                                UNAUDITED

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses     $   206,089     $    67,276
                                               -----------     -----------
        Total Current Liabilities                  206,089          67,276
                                               -----------     -----------

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value;
      125,000,000 shares authorized;
      shares issued and outstanding:
      97,400,512 shares at September 30, 1998       97,400
      96,121,542 shares at March 31, 1998                           97,395
     Additional paid-in capital                 33,404,940      33,399,630
     Accumulated deficit                        (6,998,284)     (7,102,037)
     Deferred compensation                          (1,788)        (26,764)
                                               -----------     -----------
          Total Shareholders' Equity            26,502,268      26,368,224
                                               -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $26,708,357     $26,435,500
                                               ===========     ===========

See notes to consolidated condensed financial statements

PAGE

                         UNITED HERITAGE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                       September 30              September 30
                                     1998         1997        1998          1997
                                  ----------    --------   ----------    ----------
REVENUES
     Processed beef products      $1,086,444    $689,181   $2,235,319    $1,333,325
     Oil sales                        12,519                   12,519
                                  ----------    --------   ----------    ----------
TOTAL REVENUE                      1,098,963     689,181    2,247,838     1,333,325
                                  ----------    --------   ----------    ----------

COSTS AND EXPENSES
     Processed beef products         861,971     576,353    1,799,375     1,133,417
     Selling                          21,766      24,583       43,806        66,414
     General and administrative      181,197     124,019      331,799       237,705
                                  ----------    --------   ----------    ----------
TOTAL COSTS AND EXPENSES           1,064,934     724,955    2,174,980     1,437,536
                                  ----------    --------   ----------    ----------

NET INCOME (LOSS) from Operations     34,029     (35,774)      72,858      (104,211)

OTHER INCOME (EXPENSES)
     Interest income                  17,554          40       30,891           798
     Interest expense
                                  ----------    --------   ----------    ----------
NET INCOME (LOSS)                 $   51,583    $(35,734)  $  103,749    $ (103,413)
                                  ==========    ========   ==========    ==========

Net Income(Loss) Per Common Share $     0.00    $   0.00   $     0.00    $     0.00
                                  ==========    ========   ==========    ==========

Weighted average number of common
  shares                          97,400,512  96,179,042   97,400,293    95,614,608
                                  ==========  ==========   ==========    ==========


See notes to consolidated condensed financial statements

PAGE

                          UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                      September 30,   September 30,
                                                          1998            1997
                                                      -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                   $  103,749      $(103,413)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation                                          4,800          4,763
      Deferred compensation                                24,976         30,792
      Stock grants as compensation                          5,315
      Changes in assets and liabilities:
         (Increase) decrease in interest receivable        (2,959)
         (Increase) decrease in accounts receivable       (64,326)        17,254
         (Increase) decrease in inventory                 (12,245)       (44,604)
         (Increase) decrease in other current assets        8,117          7,244
         Increase (decrease) in accounts payable
             and accrued expenses                         138,816         47,098
                                                       ----------      ---------
Net cash provided by (used in) operating activities       206,243        (40,866)
                                                       ----------      ---------

CASH FLOW FROM INVESTING ACTIVITIES
      Additions to oil and gas properties                (781,873)      (130,866)
      Additions to property and equipment                (246,335)        (1,327)
      Collections of proceeds from sale of building        30,000
                                                       ----------      ---------
Net cash (used in) provided by investing activities      (998,208)      (132,193)
                                                       ----------      ---------

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from loans                                                 41,000
      Proceeds from note receivable                        53,183
      Principal payments on borrowings                                   (37,000)
      Proceeds from issuance of common stock                              94,998
                                                       ----------      ---------
Net cash provided by (used in) financing activities        53,183         98,998
                                                       ----------      ---------

Increase (decrease) in cash and cash equivalents         (738,782)       (74,061)

Cash and cash equivalents at beginning of period        1,390,416         80,722
                                                       ----------      ---------

Cash and cash equivalents at end of period             $  651,634      $   6,661
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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.


NOTE 2  -  INVENTORY

        Inventory consists of the following:

                                September 30, 1998        March 31, 1998
                                ------------------        --------------
                Lite beef            $ 39,092                $ 26,847
                                     ========                ========

NOTE 3  -  OIL AND GAS PROPERTIES

        In September 1995, the Company entered into an agreement to acquire 100% of Apex Petroleum, L.L.C., ("Apex") owner of certain unproved oil and gas leases located in Edwards County, Texas. The agreement was contingent on the Company having certain testing and development performed and a valuation being obtained which was acceptable to the Company. Apex was related to the Company through members who were also shareholders of the Company, including Mr. Mize, who had a controlling interest in Apex. Pursuant to the agreement, the Company incurred exploration costs necessary to obtain an evaluation of reserves. Costs incurred have been capitalized as oil and gas properties.

        A favorable valuation report was received and the transaction was closed on February 11, 1997. The unproven properties were recorded at their estimated fair value of $23,676,250.

        As of September 30, 1998, a determination cannot be made about the extent of proved reserves for this project. Consequently, no amortization has been computed on the exploration costs. The Company will begin to amortize these costs when testing of the project is complete and production

PAGE

                        UNITED HERITAGE CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED) (CONTINUED)


commences. All costs capitalized as of September 30, 1998 were incurred to acquire and evaluate the project and are considered exploration costs.

        As exploration and development progresses the capitalized costs are periodically assessed for impairment. At September 30, 1998, no impairment has been required to be recorded. A small amount of oil has been produced as a part of the testing and development.


NOTE 4  -  OTHER ASSETS

        At March 31, 1998, the Company retained certain radio station related assets from foreclosure of the its lien position pertaining to the radio stations in Canyon and Amarillo, Texas. These assets included an office building in Canyon, Texas, valued at $30,000, and miscellaneous furniture, fixtures, and equipment that had negligible value. These assets were sold for $30,000, and such proceeds were collected May 7, 1998.


NOTE 5  -  CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and trade receivables. During the year ended March 31, 1998 and the six months ended September 30, 1998, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits.

        Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States. Receivables from one customer at March 31, 1998 and September 30, 1998 comprised approximately 76% and 100%, respectively, of the trade receivables balance. No allowance for doubtful accounts has been provided, since recorded amounts are determined to be fully collectible.


NOTE 6  -  NET INCOME (LOSS) PER COMMON SHARE

        Income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended
September 30, 1998 and September 30, 1997.

PAGE

                        UNITED HERITAGE CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         (UNAUDITED) (CONTINUED)


NOTE 7  -  INCOME TAXES

        As of March 31, 1998, the Company had net operating loss carryovers of approximately $4,930,474 available to offset future income for income tax reporting purposes, which will ultimately expire in 2013 if not previously utilized.


NOTE 8  -  DEFERRED COMPENSATION

        The Company has issued various stock options and warrants. Deferred compensation costs resulting from the options and warrants are recorded as a reduction of shareholders' equity and are being amortized over their expected lives.


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



                                Oil and Gas     Additional     Accumulated
                                Properties   Paid-in Capital     Deficit
                               ------------  ---------------   -----------
    As previously reported     $ 2,118,797     $  3,572,698    $   (36,468)

    Adjustment                  22,174,816       28,853,155     (6,678,339)
                               -----------     ------------    -----------
    As restated                $24,293,613     $ 32,425,853    $(6,714,807)
                               ===========     ============    ===========


Note 9  -  CONTINGENCIES

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

UNITED HERITAGE CORPORATION
---------------------------

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

        The Company is addressing date-sensitive computerized information issues that potentially could be adversely affected by the change in the date to the year 2000. All computer software used by the Company are standard packages developed by major software companies. Software updates will be secured as needed to be year 2000 compliant. The Company has contacted all of its major vendors and service providers requesting assurance of their compliance to year 2000 issues as such issues relate to business conducted between themselves and the Company. The Company has not completed its assessment, but currently believes that the cost of addressing this issue will not have a material adverse impact on the Company's operating results.


Material Changes in Results of Operations
-----------------------------------------

        Revenues for the Company's beef products were $1,086,444 and $2,235,319 for the quarter and six-month period ended September 30, 1998, respectively. The results for the quarter and six-month period have increased over that reported in the prior year quarter and six-month period of $689,181 and $1,333,325 respectively. Gross profit from beef products was $435,944 for the six-month period ended September 30, 1998, as compared with $199,908 gross profit for the same period last year. The cost of beef products as a percentage of sales was 80.50% for the six months ended September 30, 1998, as compared to 85.0% for the six months ended September 30, 1997. The decrease in the cost of beef

PAGE

-----------------------------------------------------

product percentage is due primarily to efficiencies gained in purchasing, fabricating and delivery of beef products during the six months ended September 30, 1998, as compared with the previous year's period.

        The Company is selling Heritage Lifestyle Lite Beef (r) in 111 selected stores out of the 261-store southern division of a major West Coast supermarket chain. The southern and northern divisions of this chain together contain 436 stores. While these prospects have the potential for significantly increasing the Company's beef sales, there can be no guarantee that such will be the case.

        A small amount of oil has been produced as a part of the testing
and development of the Company's oil and gas properties.   Revenue
from the sale of oil was $12,519 for the quarter and six-month period ended September 30, 1998, respectively. There were no sales of oil reported during the same period last year.

        Interest and other income for the current quarter is above the level of the prior year period. This results from having increased cash available, from the sale of radio related assets, invested in interest-bearing accounts.

        Selling expenses of $21,766 for the current quarter have decreased from that of the prior year period of $24,583. This decrease results mainly from a reduction in outside sales representative's costs. Selling expenses of $43,806 for the current six-month period have decreased from that of the prior year period of $66,414. This decrease results from an overall reduction in outside sales representatives costs and a nonrecurring payment of outside sales representative costs incurred in the prior year period.
General and administrative costs have increased to $181,197 and $331,799 for the quarter and six-month period ended September 30,
1998,  as compared to $124,019  and   $237,705  for the same periods
last year. This is a result of increased professional fees, public relations costs, compensation and benefits, annual report and meeting expenses, and compensation resulting from stock options.

	On a consolidated basis, the Company had a net income for the current six-month period of $103,749. The comparable period result for the prior fiscal year was a net loss of $103,413. The primary reasons for the change from a net loss to a net income is an increase in the volume of Heritage Lifestyle Lite Beef (r), a decrease in the cost of production and selling expenses, as previously discussed, and the sale of small volumes of oil.

PAGE

Material Changes in Financial Position
--------------------------------------

        The Company's equity capital has shown an increase of $134,044 since March 31, 1998, the previous fiscal year-end. This increase is primarily the result of the net income of $103,749 for the six months ended September 30, 1998, and the recognition of deferred compensation of $24,976.

	The working capital of the Company was $675,791 at September 30, 1998, a decrease from the working capital of $1,535,155 reported at March 31, 1998, due to capitalization of lease cost on the Company's oil and gas properties. Current assets decreased $720,551 during the current six-month period due to additions to the oil and gas properties and equipment to be used on the oil and gas properties and current liabilities increased $138,813, resulting in a decrease in the overall working capital position.

	The total assets of the Company were $26,708,357 at September 30, 1998, which is $272,857 greater than total assets at the previous year end. This increase in total assets is primarily due the capitalization of oil and gas development costs on the Company's oil and gas properties for the current six months.

	The Company's operating activities provided $206,243 in cash flow for the six months ended September 30, 1998, as compared to using $40,866 in cash during the prior year period. The cash provided in the current period was primarily from the net income and increased liabilities. The cash used in the prior year period was primarily due to the net loss. Investing activities used $998,208 during the six months ended September 30, 1998, due to additions to the oil and gas properties and equipment to be used on the oil and gas properties.
 Investing activities used cash of $132,193 for the six months ended September 30, 1997, due to additions to property and equipment and additions to oil and gas properties. Financing activities during the current six months, provided $53,183 from the collection of a note related to the sale of assets in the prior year. Financing activities from the prior year period provided $98,998 from the issuance of common stock.

PAGE

Part II - Other Information

UNITED HERITAGE CORPORATION
---------------------------

        Item 1. Legal Proceedings

                On September 4, 1998, United Heritage Corporation filed suit in the District Court of Johnson County, Texas, 18th Judicial District, against Sands Brothers & Co., Ltd., and Mark G. Halo. On or about August 16, 1996, United Heritage Corporation entered into a letter agreement engaging Sands Brothers & Co., Ltd., to act essentially as an investment banker and a market maker for United Heritage Corporation. The suit alleges that Sands Brothers & Co., Ltd., breached its contract and that Sands Brothers & Co., Ltd., through Mark G. Halo, made false representations and committed fraud. United Heritage Corporation seeks recission of the contract and damages based upon fraud and based upon failure of consideration.

                On September 14, 1998, United Heritage Corporation filed suit in the District Court of Johnson County, Texas, 249th Judicial District, against Black Sea Investments, Inc., and Bradford A, Phillips. On behalf of Black Sea, Phillips represented to United Heritage Corporation in the Fall of 1997 that if United Heritage Corporation would sell shares of United Heritage Corporation to Black Sea, Black Sea would not "dump" the United Heritage Corporation shares once purchased, and that the shares would be held after registration for investment. United Heritage Corporation fulfilled its obligation under the agreement. Black Sea breached the agreement. United Heritage Corporation is seeking damages and equitable relief based upon fraud.

        Item 2. Change in Securities

                None

        Item 3. Defaults upon Senior Securities

                None

        Item 4. Submission of Matters to a Vote of Security Holders

		The Annual Meeting of Stockholders of the Company was held on September 16, 1998. The stockholders voted on the following matters: (1) electing the directors of the Company to serve for the ensuing year; (2) ratifying the adoption of the 1998 Stock Option Plan of the Company; (3) giving direction to the Board to amend the Articles of Incorporation either to effect a single reverse stock split of not less than One-for-Two nor greater than One-for-Ten of

PAGE
                the issued and outstanding shares of Common Stock (the "Reverse Split") or to not effect a Reverse Split; (4) approving the appointment of Weaver & Tidwell, L.L.P., or such other firm appointed by the Board of Directors prior to the meeting, as the independent auditors of the Company for the fiscal year ending March 31, 1999.

                The results of the voting for the election of directors was as follows:

                        Name of Nominee        For         Withheld
                        ---------------     ----------     --------

                        Walter G. Mize      92,815,574      339,099
                        Harold Gilliam      92,845,324      309,349
                        Joe Martin          92,846,274      308,399
                        C. Dean Boyd        92,806,324      348,349
                        Theresa D. Turner   92,846,024      308,649

                The results of voting for the ratification of the adoption of the 1998 Stock Option Plan of the Company was as follows:

                                                              Broker
                        For         Against     Abstain      Non-votes
                    ----------      -------     -------      ---------

                    92,417,457      577,695     159,521       97,506

                The results of the voting for giving discretion to the Board to amend the Articles of Incorporation either to effect a single reverse stock split of not less than One-for-Two nor greater than One-for-Ten of the issued and outstanding shares of Common Stock (the "Reverse Split") or to not effect a Reverse Split were as follows:

                                                             Broker
                        For        Against     Abstain      Non-votes
                    ----------    ---------    -------      ---------

                    91,879,538    1,200,543     74,592        97,506

                The results of the voting for approving the appointment of Weaver & Tidwell, L.L.P., or such other firm appointed by the Board of Directors prior to the meeting, as the independent auditors of the Company for the fiscal year ending March 31, 1999 were as follows:

                        For          Against           Abstain
                     ----------      -------           -------

                     92,884,910      101,324           168,439

                All proposals were approved by the vote of the shareholders.

PAGE

                                                                        PAGE 14
Part II - Other Information, continued

	Item 5.	Other Information

                None

        Item 6. Exhibits and Reports on Form 8-K

                (a) Exhibits.

                        27      Financial Data Schedule *

                (b) Reports on Form 8-K

                        None


                *       Financial Data Schedule filed herewith.

PAGE

UNITED HERITAGE CORPORATION
---------------------------


                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNITED HERITAGE CORPORATION


                                          /s/ Walter G. Mize
                                          -------------------------
Date: November 2, 1998                    Walter G. Mize, President

PAGE

                             INDEX TO EXHIBITS
                             -----------------

Exhibit Number                  Description
--------------             -----------------------
     27                    Financial Data Schedule