Form 10-Q
period 1998-12-31
UNITED HERITAGE CORP
filed 1999-02-05
CIK 354567

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

Mark One

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998; or

[   ]   Transition report pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934 for the
        transition period from ________________ to
        ______________.

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

YES  [X]        NO  [ ]

        The number of shares of common stock, $0.001 par value, outstanding at February 3, 1998 was 97,400,512 shares.

PAGE

Part I - Financial Information

        Item 1  - Financial Statements (unaudited)

                Consolidated Condensed Balance Sheets
                at December 31, 1998 and March 31, 1998                  3

                Consolidated Condensed Statements of Income
                for the nine months ending December 31, 1998 and
                December 31, 1997                                        5

                Consolidated Condensed Statements of Cash Flows
                for the Three Months ended December 31, 1998
                and December 31, 1997                                    6

                Notes to Consolidated Condensed Financial
                Statements                                               7

        Item 2  - Management's Discussion and Analysis
                of Financial Condition and Results of Operation         10

Part II  - Other Information

        Item 1  - Legal Proceedings                                     13

        Item 2  - Changes in Securities                                 13

        Item 3  - Defaults upon Senior Securities                       13

        Item 4  - Submission of Matters to a Vote of
                Security Holders                                        13

        Item 5  - Other Information                                     13

        Item 6  - Exhibits and Reports on Form 8-K                      13

Signatures                                                              14

PAGE

Part I, Item 1.  Financial Statements
UNITED HERITAGE CORPORATION



                          UNITED HERITAGE CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                           December 31,      March 31,
                                              1998             1998
                                           ------------     ------------
                                            UNAUDITED

ASSETS

CURRENT ASSETS
     Cash and cash equivalent              $   426,685      $ 1,390,416
     Interest receivable                         2,000
     Accounts receivable - trade               216,291           95,202
     Other accounts receivable                                   53,183
     Inventory                                                   26,847
     Other current assets                       26,835           36,783
                                           ------------     ------------
        Total Current Assets                   671,811        1,602,431
                                           ------------     ------------

PROPERTY AND EQUIPMENT, at cost                339,619           92,495
     Less accumulated depreciation             (68,400)         (61,192)
                                           ------------     ------------
        Net Property and Equipment             271,219           31,303
                                           ------------     ------------

OTHER ASSETS                                                     30,000

OIL AND GAS PROPERTIES                      25,726,648       24,771,766
                                           ------------     ------------

              TOTAL ASSETS                 $26,669,678      $26,435,500
                                           ============     ============
PAGE

                         UNITED HERITAGE CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                           December 31,      March 31,
                                              1998             1998
                                           ------------     ------------
                                            UNAUDITED

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses   $   166,472      $    67,276
                                           ------------     ------------
        Total Current Liabilities              166,472           67,276
                                           ------------     ------------

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value;
    125,000,000 shares authorized;
    shares issued and outstanding:
    97,400,512 shares at December 31, 1998      97,400
    96,121,542 shares at March 31, 1998                          97,395
   Additional paid-in capital               33,374,877       33,399,630
   Accumulated deficit                      (6,968,411)      (7,102,037)
   Deferred compensation                          (660)         (26,764)
                                           ------------     ------------
        Total Shareholders' Equity          26,503,206       26,368,224
                                           ------------     ------------

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                   $26,669,678      $26,435,500
                                           ============     ============

See notes to consolidated condensed financial statements

PAGE

                        UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 December 31                December 31
                                               1998         1997          1998        1997
                                           ----------   ----------    ----------   ----------
REVENUES
     Processed beef products                1,064,438      645,446     3,299,758    1,978,771
     Oil sales                                 11,274       20,158        23,794       20,158
                                           ----------   ----------    ----------   ----------
TOTAL REVENUE                               1,075,712      665,604     3,323,552    1,998,929
                                           ----------   ----------    ----------   ----------

COSTS AND EXPENSES
     Processed beef products                  859,642      542,847     2,659,017    1,676,265
     Selling                                   32,443       22,782        76,249       89,196
     General and administrative               161,738      111,434       493,538      349,140
                                           ----------   ----------    ----------   ----------
TOTAL COSTS AND EXPENSES                    1,053,823      677,063     3,228,804    2,114,601
                                           ----------   ----------    ----------   ----------

NET INCOME (LOSS) from Operations              21,889      (11,459)       94,748     (115,672)

OTHER INCOME (EXPENSES)
     Interest income                            7,985        1,433        38,876        2,231
     Interest expense
                                           ----------   ----------    ----------   ----------
NET INCOME (LOSS)                              29,874      (10,026)      133,624     (113,441)
                                           ==========   ==========    ==========   ==========

Net Income (Loss) Per Common Share              $0.00        $0.00         $0.00        $0.00
                                           ==========   ==========    ==========   ==========

Weighted average number of common shares   97,400,512   96,453,492    97,400,367   96,243,848
                                           ==========   ==========    ==========   ==========

See notes to consolidated condensed financial statements

PAGE

                          UNITED HERITAGE CORPORATION
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                         December 31,     December 31,
                                                            1998              1997
                                                         ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                         133,624         (113,441)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation                                             7,210            7,757
      Deferred compensation                                   26,104           46,188
      Stock grants as compensation                             5,315
      Changes in assets and liabilities:
         (Increase) decrease in interest receivable           (2,000)
         (Increase) decrease in accounts receivable         (121,089)          25,365
         (Increase) decrease in inventory                     26,847          (37,221)
         (Increase) decrease in other current assets           9,948           11,245
         Increase (decrease) in accounts payable
             and accrued expenses                             99,196          (20,211)
                                                         ------------     ------------
Net cash provided by (used in) operating activities          185,155          (80,318)
                                                         ------------     ------------

CASH FLOW FROM INVESTING ACTIVITIES
      Additions to oil and gas properties                   (954,882)        (162,179)
      Additions to property and equipment                   (247,124)        (195,908)
      Proceeds from sale of property and equipment            53,183
      Collections of proceeds from sale of building           30,000
                                                         ------------     ------------
Net cash (used in) provided by investing activities       (1,118,823)        (358,087)
                                                         ------------     ------------

CASH FLOW FROM FINANCING ACTIVITIES
      Costs for new stock capitalized to paid in capital     (30,063)
      Proceeds from issuance of common stock                                  999,998
                                                         ------------     ------------
Net cash provided by (used in) financing activities          (30,063)         999,998
                                                         ------------     ------------

Increase (decrease) in cash and cash equivalents            (963,731)         561,593

Cash and cash equivalents at beginning of period           1,390,416           80,722
                                                         ------------     ------------

Cash and cash equivalents at end of period                $  426,685        $ 642,315
                                                         ============     ============

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1998.


NOTE 2 - INVENTORY

Inventory consists of the following:

                        December 31, 1998         March 31, 1998
                        -----------------         --------------
        Lite beef           $      0                 $ 26,847
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

        As of December 31, 1998, a determination cannot be made about
the extent of proved reserves for this project.   No amortization has
been computed on the exploration costs. The Company will begin to amortize these costs when testing of the project is complete and production commences. All costs capitalized as of December 31, 1998 were incurred to acquire and evaluate the project and are considered exploration costs.

        As exploration and development progresses the capitalized costs are periodically assessed for impairment. At December 31, 1998, no impairment has been required to be recorded. A small amount of oil has been produced as a part of the testing and development.

PAGE

NOTE 4  -  OTHER ASSETS

        At March 31, 1998, the Company retained certain radio station related assets from foreclosure of its lien position pertaining to
the radio stations in Canyon and Amarillo, Texas.   These assets
included an office building in Canyon, Texas, valued at $30,000, and miscellaneous furniture, fixtures, and equipment that had negligible
value.   These assets were sold for $30,000, and such proceeds were collected May 7, 1998.


NOTE 5  - CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and trade receivables. During the year ended March 31, 1998 and the nine months ended December 31, 1998, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits.

        Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United
States.   Receivables from one customer at March 31, 1998 and December
31, 1998 comprised approximately 76% and 100%, respectively, of the trade receivables balance. No allowance for doubtful accounts has been provided, since recorded amounts are determined to be fully collectible.


NOTE 6 - INCOME (LOSS) PER COMMON SHARE

        Income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 1998 and December 31, 1997.


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

PAGE

NOTE 10 - SUBSEQUENT EVENTS - OPTIONS TO PURCHASE OIL PROPERTIES

        On January 12, 1999, the Company acquired an option to purchase in excess of 3,200 leasehold acres in Milam County, Texas. The property currently has about 200 well bores with 33 wells in production and an estimated 56 million barrels of oil in place. The agreement is contingent on the Company having independent evaluations of oil in place made to establish proven reserves quantities which are acceptable to the Company.

        On January 26, 1999, the Company acquired an option to purchase in excess of 32,000 leasehold acres in southern New Mexico. The property currently has about 386 well bores with 70 wells in production and an estimated 117 million barrels of oil in place. The agreement is contingent on the Company having independent evaluations of oil in place made to establish proven reserves quantities which are acceptable to the Company.


NOTE 11 -STOCKHOLDER'S EQUITY

        The Company's common stock has a par value $0.01 per share. Proceeds from the sale of common stock in excess of par value is reflected in the paid-in-capital account on the Company's books. Generally accepted accounting principles require that the costs of preparation and issuance of any form of solicitation for the sale of securities of a company be treated as a reduction in the net proceeds
derived from the sale of securities.   During the three months ended
December 31, 1998, $30,063 was recorded as a reduction of paid-in-capital as issuance costs related to a private placement of stock in December 1997.

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

Material Changes in Results of Operations

        Revenues for the Company's beef products were $1,064,438 and $3,299,758 for the quarter and nine-month period ended December 31, 1998, respectively. The results for the quarter are greater than the comparable quarter and nine month period totals in the preceding
fiscal year.   Revenues from the sale of beef products reported in the
prior year quarter and nine-month period were $645,446 and $1,978,771 respectively. Gross profit from beef products was $640,741 for the nine-month period ended December 31, 1998, as compared with $302,506 gross profit for the same period last year. The cost of beef products as a percentage of sales was 80.58% for the nine months ended December 31, 1998, as compared to 84.71% for the nine months ended December 31, 1997. The decrease in the cost of beef product percentage is due primarily to a decrease in the cost of beef purchased as a percentage of sales and from reductions in transportation costs for the current period as compared with the previous year's period.

        The Company is selling Heritage Lifestyle Lite Beef (r) in 111 selected stores out of the 261 store southern division of a major West Coast supermarket chain. The southern and northern divisions of this chain together contain 436 stores. While these prospects have the potential for significantly increasing the Company's beef sales, there can be no guarantee that such will be the case.

PAGE

        A small amount of oil has been produced as a part of the testing
and development of the Company's oil and gas properties.   Revenue
from the sale of oil was $11,274 for the quarter and $23,794 for the nine-month period ended December 31, 1998, respectively. Revenue from the sale of oil, during the same periods last year, was $20,158 for the quarter and $20,158 for the nine-month period ended December 31, 1997, respectively.

        Interest and other income for the current quarter and for the nine-month period ended December 31, 1998 is greater than the level during the same prior year periods. This results from having increased cash available, from the sale of radio related assets, invested in interest-bearing accounts.

        Selling expenses of $32,442 for the current quarter have increased from that of the prior year period of $22,782 due to an increase in advertising and promotion costs. Selling expenses of $76,249 for the current nine-month period have decreased from that of the prior year period of $89,196 primarily due to a decrease in outside sales representative's costs. General and administrative costs have increased to $161,738 and $493,538 for the quarter and nine-month period ended December 31, 1998, as compared to $111,434 and $349,140 for the same periods last year. This is a result of increased costs for public relations, accounting fees, legal fees and fees and costs associated with maintenance of public company standing.

        On a consolidated basis, the Company had a net profit for the current nine-month period of $133,624. The comparable period result for the same period in the prior fiscal year was a net loss of $113,441. The primary reasons for the change from a net loss to a net income is an increase in the volume of Heritage Lifestyle Lite Beef (r), a decrease in the cost of production and selling expenses, as previously discussed.

        The Company's equity capital has shown an increase of $134,982 since March 31, 1998, the previous fiscal year-end. This increase is primarily the result of net income of $133,624 for the nine months ended December 31, 1998.

	The working capital of the Company was $505,339 at December 31, 1998, a significant decrease from the working capital of $1,535,155 reported at March 31, 1998, due to expenditures for the development of the Company's oil and gas properties. Current assets decreased $930,620 during the current nine-month period due to cash expenditures for additions to the oil and gas properties and equipment to be used on the oil and gas properties; and current liabilities increased $99,196, resulting in a decrease in the overall working capital position.

	The total assets of the Company were $26,669,678 at December 31, 1998, which is $234,178 greater than the total assets March 31, 1998. This increase in total assets is primarily due the capitalization of oil and gas development costs on the Company's oil and gas properties during the current nine months.

	The Company's operating activities provided $179,840 in cash flow for the nine months ended December 31, 1998, as compared to using
$80,318 in cash during the prior year period. The cash provided in the current period was primarily from net income and increased liabilities. The cash used in the prior year period was primarily due to a net loss. Investing activities used $1,118,823 during the nine months ended December 31, 1998, due to additions to the oil and gas

PAGE
properties and to equipment for the oil and gas lease operations. Investing activities used cash of $358,087 for the nine months ended December 31, 1997, due to additions to property and equipment and additions to oil and gas properties. Financing activities during the current nine months, used $24,748 for costs associated with the issuance of new issues of the Company's common stock. Financing activities from the prior year provided $999,998 cash from the issuance of common stock.

PAGE

Part II - Other Information

UNITED HERITAGE CORPORATION


Item 1.	Legal Proceedings

		None

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

                                        UNITED HERITAGE CORPORATION

Date: February 4, 1999		               	By: /s/ Walter G. Mize
                                            -------------------
                                            Walter G. Mize,
                                            President
PAGE

                             INDEX TO EXHIBITS

Exhibit Number		Description

27                      Financial Data Schedule