Form 10-K405
period 1999-03-31
UNITED HERITAGE CORP
filed 1999-06-23
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                 FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Fiscal Year Ended March 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ____________ to _____________.

Commission File Number 0-9997

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

                                        Name of each exchange
     Title of each class                 on which registered
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

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

	The aggregate market value of Common Stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of the Common Stock quoted on the National Association of Securities Dealers Automated Quotation System on May 28, 1999, was $14,823,792 For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of May 28, 1999, 97,572,654 shares of Common Stock were outstanding.

	Documents Incorporated by Reference: Portions of the Company's Proxy Statement dated not later than 120 days after the end of the Company's most recent fiscal year, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1999 Annual Meeting of Shareholders of United Heritage Corporation are incorporated by reference into Part III.

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

Description of Business

General.
--------
	Through its wholly-owned subsidiary, National, the Company engages in operations in the beef industry, involved in fresh beef sales, ultimately supplying beef products to suppliers of such products for retail sale to consumers. An emerging segment of the beef industry deals with beef products which contain, due to natural causes, less fat than typical choice beef. Typical choice beef has been the object of criticism by health authorities due to its high fat content, resulting in a portion of beef purchasers selecting alternate food choices, such as poultry or fish. The "lite" beef concept has been a response to health-conscious consumers' demand for beef with reduced levels of fat. The Company produces its "lite" beef product under the United States Department of Agriculture ("USDA") Food Safety and Inspection Service's Final Rule on Nutrition Labeling of Meat and Poultry Products, wherein "lite" beef is defined as having at least 50% less fat and one-third less calories than typical choice beef, as defined by USDA Handbook 8-13.

	Through its wholly owned subsidiary, Petroleum, the Company is engaging in the oil and gas business since its acquisition of the membership interests of Apex Petroleum, L.L.C. ("Apex") on February 11, 1997 and the subsequent merger of Apex with and into Petroleum on February 27, 1997. Through the Apex transaction, the Company acquired the assets of Apex (by virtue of the merger after the interests were acquired), which consisted primarily of leases of an oil field in South Texas consisting of 10,502 plus/minus acres (the "Field"). The transaction was completed based on a report received from Surtek, Inc., a Golden, Colorado petroleum engineering firm ("Surtek") that did extensive testing of the leases. It is the intent of the Company to develop these leases. Because of the nature of the formation containing the oil, it has been determined that using an Alkaline-Surfactant-Polymer flood method of recovery could produce at least 60% of the oil-in-place. The Alkaline-
Surfactant-Polymer flood method of recovery ("A-S-P") is a technique that combines three methods to achieve a synergistic effect. The proper combination and injection of these chemicals has been used to optimize the pH of the oil reservoirs, lower the interfacial tensions allowing the oil to flow more easily, reverse the wettability of the formation rock to make the oil more susceptible to migration to the producing wellbores, and provide a means to literally push the oil to the producing wells. Surtek's experience in other fields and the results of the laboratory testing of the formation rock, oil, and water from the Field indicate that the A-S-P method has the potential to allow oil recovery greater than any other proven method presently available to the Company.

	Services was formed to act as the operating company for the Petroleum leases and became the operator on September 1, 1997.

	Sovereign was formed in anticipation of a possible foreclosure by the Company of certain radio broadcasting assets of which it was a lienholder, and which it foreclosed on and sold during the fiscal year ended March 31, 1998. It is not currently conducting business.

Products and Operations.
------------------------
	Beef. The Company has produced to its specifications and sells "lite" beef products. Such "lite" beef products come from heavy, grain-fed beef animals that have the necessary carcass specifications to meet the Company's standards and thereby qualify for the USDA's definition of "lite." The basic raw material, carcass beef, is acquired by the Company through a network of independent producers and/or slaughter houses. To insure continued compliance of and consistency in its products, the Company's quality control agent is present each time the beef products are fabricated, and all fabrication is done in USDA inspected facilities.

	The Company has fabricated for it only the amount of beef products which it has sold prior to fabrication, and does not maintain an excess inventory due to limited product life. Approximate production capacity is currently 2,000 head of beef per week, and the Company's average weekly production during the fiscal year ended March 31, 1999 was 90 head per week. A limiting factor is the number of head of cattle available which meet the carcass specifications required by the Company's standards. Management, based on its contacts with various feed yards throughout the country, estimates the supply available to the Company at approximately 175,000 head per year.

	During the fiscal year ended March 31, 1999 one (1) customer accounted for 10% or more of the Company's sales.
American Stores Company accounted for 86.1% of the Company's sales.

	Oil and Gas. The Company had little production during the year ended March 31, 1999. Total revenues from oil and gas, consisting of sales from test wells, were $24,202. The Company is currently testing existing wells with the Klaeger Oil
Retrieval System, a mobile swabbing unit. "Swabbing" is defined as a process using a rubber and wire tool that contracts going down the well and expands as it is pulled upward by the swab line and lifts fluid out of the well casing or tubing. A swab, when pulled rapidly, exerts a suction that draws oil into the hole. It is doing all necessary "re-work" to put all wells capable of production into production. "Re-work" is defined as work performed on a well after its completion, in an effort to secure production where there has been none, restore production that has ceased, or increase production. Additionally, the Company has drilled and completed 13 wells that will be used in the A-S-P flood pilot. It has built the building that will house the facilities necessary for injecting the A-S-P fluid.
The Company is also working with engineers to complete final plans for the A-S-P injection facilities and is buying the necessary equipment for the A-S-P flooding.

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

Marketing and Distribution.
---------------------------
        The Company primarily uses its own sales personnel to market its products. The Company utilizes newspaper advertising and point-of-sale information materials in connection with retail sales in grocery stores. When necessary, the Company also utilizes the services of food brokers in certain areas of the United States to act as brokers for the Company in sales of its "lite" beef product.

Employees.
----------
        The Company currently employs eleven (11) full-time employees, including a quality control and procurement agent who is always present in the plant when the "lite" beef products are fabricated.

Competition.
------------
	Beef. The Company has found the beef market to be dominated by large, well-established companies which have large-scale consumer recognition, large sales forces and extensive marketing budgets. The Company must continue to offer specialty products such as its "lite" beef products to compete with these companies. The Company intends to be competitive in the market by offering a high quality healthier alternative to other beef products and to appeal to a more health conscious consumer who would like to eat beef, but wants a lower fat alternative. The Company is at a competitive disadvantage with regard to the price of its product in comparison to regular beef and the limited resources it has for advertising.

	Oil and Gas. The oil and gas business is highly competitive and has few barriers to entry. Although the Company owns all of the rights to produce oil from the Field, the Company will be competing with other oil and gas companies and investment partnerships in search for, and obtaining of, future desirable prospects, the securing of contracts with third parties for the development of oil and gas properties, the contracting for the purchase or rental of drilling rigs and other equipment necessary for drilling operations, and the purchase of equipment necessary for the completion of wells, as well as in the marketing of any oil and gas which may be discovered. Many of the Company's competitors are larger than the Company and have substantially greater access to capital and technical resources than does the Company and may therefore have a significant competitive advantage. Many of the Company's competitors are capable of making a greater investment in a given area than is the Company, although large and small companies alike are subject to the economics of cost effectiveness. The prices at which the Company will be able to sell any oil or gas production will have a substantial effect on its earnings, if any.

Financial Information by Segment

	Revenues, net income and identifiable assets are presented below for the fiscal years ended March 31, 1999, 1998 and 1997.

                                1999            1998            1997
                             ----------      ----------      ----------
Revenue:
  Beef Products              $4,347,944      $2,906,167      $2,737,489
  Corporate                      45,233           6,033          12,874
  Oil and Gas                    24,202          24,443             -0-

Net Income (Loss):
  Beef Products                 542,373         185,101         197,221
  Corporate                    (381,290)       (595,846)*      (389,723)
  Oil and Gas                    22,374          23,515             -0-

Identifiable Assets:
  Beef Products                 229,075         192,472         171,070
  Corporate                     452,056       1,468,639       1,354,981
  Oil and Gas                26,066,974      24,774,389      24,316,111

	* Includes an impairment loss of $217,016 from the write-down of the uncollectible portion of the basis of a note after the proceeds of the sale of foreclosed property were applied.
For a more detailed explanation, see the financial statements and related footnotes.

	The Company operated two business segments for the most recent fiscal year, the sale of processed "lite" beef products and the oil and gas segment, however, the operations from the oil and gas segment have been immaterial. For the fiscal year ended March 31, 1997, the oil and gas segment only existed for seven weeks.

	Adjustments were made to the 1998 and 1997 financial information by segments to conform with the adoption by the Company of SFAS No. 131 for the 1999 fiscal year. See Note 1 to the Financial Statements.

ITEM 2.	PROPERTIES

	The Company operates out of offices provided by Walter G.
Mize, Chairman of the Board, President and Chief Executive
Officer of the Company. Mr. Mize provides the office space and equipment without charge to the Company. The value of the office space and services provided is estimated to be $18,000 annually.

	The Company owns leases of an oil field in Edwards County, Texas consisting of approximately 10,502 acres. Although there have been estimates of the oil in place, the reserves have not yet been proved. The Company intends that these reserves will be proved during the fiscal year ending March 31, 2000.

ITEM 3.	LEGAL PROCEEDINGS

	The Company and its subsidiaries are not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of its fiscal year ended
March 31, 1999.

ITEM 4A.	EXECUTIVE OFFICERS OF THE COMPANY

	The executive officers of the Company, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors, their respective ages and their present position with the Company are as follows:


Name                 Age     Position with Company      Position Held Since
-----------------    ---     ------------------------   -------------------
Walter G. Mize       61      Chairman of the Board,            1987
                             President and Chief
                             Executive Officer

Harold L. Gilliam    52      Secretary, Treasurer and          1990
                             Chief Financial Officer

	The business experience of each of these executive officers during the past five (5) years is set forth below:

	Mr. Walter G. Mize has served as Chairman of the Board, President and Chief Executive Officer of the Company since September 1987. He has also served as President, Chairman of the Board and Chief Executive Officer of UHC Petroleum Corporation and National Heritage Sales Corporation since September 1987, and UHC Petroleum Services Corporation and Sovereign Communications Corporation since January 1997. He has been engaged in oil and gas exploration and development, cattle ranching, real estate development, banking, and various other investment activities for over thirty years.

	Mr. Harold L. Gilliam has served as Secretary, Treasurer and Chief Financial Officer of the Company since November 1990. He has also served as Secretary, Treasurer and Director of National Heritage Sales Corporation since November 1990, UHC Petroleum Corporation since May 1995, and UHC Petroleum Services Corporation since January 1997. He has been a partner in the firm of Gilliam, Wharram & Co., P.C., Certified Public Accountants, located in Cleburne, Texas, since August 1987, and has been a Certified Public Accountant in the state of Texas since 1972.

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

                                     High     Low
                                    ------   -----
Fiscal Year Ended March 31, 1999:
---------------------------------
  First Quarter                     $1.25     .69
  Second Quarter                      .94     .38
  Third Quarter                      1.25     .56
  Fourth Quarter                     1.09     .72

Fiscal Year Ended March 31, 1998:
---------------------------------
  First Quarter                     $1.56    $.97
  Second Quarter                     1.78     .63
  Third Quarter                      1.41     .91
  Fourth Quarter                     1.75     .81

Shareholders

	As of May 31, 1999 there were approximately 2,928 record holders of the Company's Common Stock.

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


 Date       Purchaser             Amount       Consideration            Exemption
-------   --------------------  ----------   -------------------    -------------------
2/11/97   Walter G. Mize        72,900,000   94.064516% of Apex     ss.4(2) of 33 Act (1)
                                             Petroleum, L.L.C.

2/11/97   Adam Lee Mize          1,550,000   2% of Apex Petroleum,  ss.4(2) of 33 Act (2)
                                             L.L.C.

2/11/97   Mary Catherine Hicks   1,550,000   2% of Apex Petroleum,  ss.4(2) of 33 Act (2)
                                             L.L.C.

2/11/97   Gail T. Pruitt         1,500,000   1.935484% of Apex      ss.4(2) of 33 Act (3)
                                             Petroleum, L.L.C.

12/11/97  Augustine Fund LP        588,235   $500,000               Rule 506 under
                                                                    33 Act or ss.4(6) of
                                                                    33 Act (4)

12/11/97  Black Sea                352,941   $300,000               Rule 506 under 33 Act
          Investments, Ltd.                                         or ss.4(6) of 33 Act (4)

12/11/97  Triton Private           235,294   $200,000               Rule 506 under 33 Act or
          Equities Fund, L.P.                                       ss.4(6) of 33 Act (4)

10/21/98  Augustine Fund LP         70,010       (5)                Rule 506 under 33 Act or
                                                                    ss.4(6) of 33 Act (4)

4/28/99   Brothers Oil &            50,000       (7)                ss.4(2) of 33 Act (3)
          Equipment Company, Inc.

5/05/99   Augustine Fund LP         52,037       (5)                Rule 506 under 33 Act or
                                                                    ss.4(6) of 33 Act (4)

(1) Relying on the fact that there was no public offering to a small number of sophisticated offerees and the purchaser, who is president and chairman of the Company bought for investment purposes.

(2) Relying on the fact that there was no public offering to a small number of sophisticated offerees and the purchaser, who is a family member of the president of the Company bought for investment purposes.

(3) Relying on the fact that there was no public offering to a small number of sophisticated offerees and the purchaser, who has a pre-existing business relationship with the president of the Company, bought for investment purposes.

(4) Relying on the fact that the shares were sold in a private placement to accredited investors only. The aggregate offering price was $5,000,000 and there was no advertising or public solicitation and a Form D was filed with the Commission. The total number of purchasers was three (3).

(5) No cash consideration was paid at issuance. These shares were issued pursuant to provisions in the Subscription Agreement between the Company and Augustine Fund LP dated December 11, 1997 as part of the transaction disclosed in footnote 4.

(7) The shares were sold for property consisting of oil and gas interests in Rusk County, Texas.

	The Company has also sold, within the past three years, warrants exercisable for shares of common stock not registered under the 33 Act, to the persons, on the dates, for the aggregate consideration, on the exercise terms, and pursuant to the registration exemption listed. No underwriters were used, and no underwriting discounts or commissions were paid in any of the sales.


 Date     Purchaser              Consideration            Shares       Exercise Price           Exemption
                                                        Exercisable      per Share
-------- -------------     ---------------------------  -----------   ---------------      ---------------------
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

8/16/96  Sands Brothers    Investment Banking Services    650,000     465,000 @ $0.75      ss.4(2) of 33 Act (1)
         & Co., Ltd                                                    46,500 @ $1.00
                                                                       46,500 @ $1.25
                                                                       46,500 @ $1.50
                                                                       22,750 @ $1.75
                                                                       22,750 @ $2.00

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

12/11/97 Sands Brothers    Broker-Dealer Services         912,000     656,000 @ $0.75      ss.4(2) of 33 Act (1)
          & Co., Ltd                                                   64,800 @ $1.00
                                                                       64,800 @ $1.25
                                                                       64,800 @ $1.50
                                                                       30,800 @ $1.75
                                                                       30,800 @ $2.00

12/11/97 Augustine Fund LP No separate consideration;      58,823          $1.20           ss.4(2) or 4(6) of 33 Act (2)
                           Issued with Common Stock
                           purchase


12/11/97 Black Sea         No separate consideration;
         Investments, Ltd. Issued with Common Stock        35,294          $1.20           ss.4(2) or 4(6) of 33 Act (2)
                           purchase

12/11/97 Triton Private    No separate consideration;
         Equities Fund,    Issued with Common Stock        23,529          $1.20           ss.4(2) or 4(6) of 33 Act (2)
         L.P.              purchase


(1) Relying on the fact that there was no public offering to a small number of sophisticated offerees and the purchaser bought for investment purposes.

(2) Relying on the fact that the warrants were issued in a private placement to accredited investors only. The aggregate offering price was $5,000,000, there was no advertising or public solicitation and a Form D was filed with the Commission.

ITEM 6.	SELECTED FINANCIAL DATA

	The following selected financial data for the five years ended March 31, 1999 is derived from the consolidated financial statements of the Company. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

                       Year Ended    Year Ended      Year Ended    Year Ended     Year Ended
                         3/31/99       3/31/98        3/31/97        3/31/96        3/31/95
                       -----------   -----------    -----------    -----------    -----------
Income Data:

Revenues               $ 4,372,146   $ 2,933,610    $ 2,737,489    $ 1,087,229    $ 3,500,696

Income (Loss)              183,457      (387,230)      (192,502)      (337,330)      (985,761)

Income (Loss)
  Per Share                  (0.00)        (0.00)         (0.00)         (0.02)         (0.06)

Weighted Average
  Number of Shares
  Outstanding           97,431,176    96,524,423     28,584,726     16,480,990     15,204,542

Balance Sheet Data:(1)

Working Capital        $   468,107   $ 1,535,155    $   149,008    $   508,708    $   184,612

Total Assets            26,748,105    26,435,500     25,842,162      1,921,285      1,600,318

Current Liabilities        194,408        67,276        119,403         25,939         64,960

Long-Term Debt                 ---           ---            ---            ---            ---

Shareholders' Equity    26,553,697    26,368,224     25,722,759      1,895,346      1,535,358


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION

General

	The main revenues of the Company continue to be from sales of Heritage Lifestyle Lite Beef. The Company sells its lite beef to a major West Coast supermarket chain with stores in California, Nevada, and New Mexico.

	On February 11, 1997, the Company acquired all of the membership interests of Apex in consideration of 77,500,000 shares of the Company's Common Stock issued to the members of Apex. See "Item 1. Business-General."

Results of Operation

	Revenues for the year ended March 31, 1999 ("Fiscal 1999") were $4,372,146 compared to revenues of $2,933,610 for the fiscal year ended March 31, 1998 ("Fiscal 1998") and $2,737,489 for the fiscal year ended March 31, 1997 ("Fiscal 1997"). The increases in sales revenues for Fiscal 1999 and 1998 are due primarily to increased sales of beef product.

	Total operating expenses of $4,233,922 reflect an increase in Fiscal 1999 as compared to $3,106,432 in Fiscal 1998 due to the increased volume of beef sales. The increase of total operating expenses in fiscal 1998 from $2,942,865 in Fiscal 1997 is due to increased beef sales.

	The net income for Fiscal 1999 was $183,457, a significant turnaround compared to both the Fiscal 1998 loss of $387,230 and the Fiscal 1997 loss of $192,502. The Fiscal 1999 improvement was a result of the increased volume of beef sales. The increase in the Fiscal 1998 loss over that of Fiscal 1997 was due primarily to the impairment loss of $217,016 from the write-down of the uncollectible portion of the basis of a note after the proceeds of the sale of foreclosed property were applied, as more fully explained in the financial statements and related footnotes.

	Beef Products Segment: Revenues generated by National (the "Beef Products Segment") were $4,347,944 for Fiscal 1999, representing 99.4% of total Company revenues and reflecting an increase from Fiscal 1998 amounts. Revenue for Fiscal 1999 reflects both product mix and volume improvements realized in the current year as compared to prior years. Beef product revenues for Fiscal 1998 of $2,906,167 showed an increase from Fiscal 1997 revenues of $2,737,489, which was due to increased sales of the beef products.

	The cost of processed beef products as a percentage of revenues of 81% for Fiscal 1999 shows an improvement as compared with the Fiscal 1998 percentage of 84% and 83% in Fiscal 1997. The decrease for Fiscal 1999 from that of Fiscal 1998 is due primarily to decreased costs associated with the higher volume of beef sold and an improved pricing structure.

	Selling expenses for Fiscal 1999 of $111,250 were lower than those in Fiscal 1998 primarily due to reduced costs of outside sales representation. Selling expenses for Fiscal 1998 of $136,980 were more than Fiscal 1997 selling expenses of $108,095 due to the increased use of outside sales representation for 1998.

	The Beef Products Segment reported a profit of $542,373 for Fiscal 1999, which reflects a significant increase over the Fiscal 1998 and 1997 profits of $185,101 and $197,221, respectively.

	Impact of Inflation: Sales prices are based on a multiple of current cattle costs (raw materials) and are adjusted weekly with the cattle market; therefore, the cost of raw materials (cattle) has little impact on gross profit (percentage). Cattle prices can have a significant impact on sales and consequently, net profits. However, gross profits on a per head basis are not significantly impacted by rising beef prices since the sales prices are based on a multiple of the cost.

	Corporate: General and administrative expenses of $585,597 for Fiscal 1999 were greater as compared to $530,200 for Fiscal 1998 as a result of increased professional fees. General and administrative expenses for Fiscal 1998 decreased from the Fiscal 1997 amount of $565,511, due primarily to a reduction in NASDAQ and Boston Stock Exchange listing fees from the prior year.

	Interest income of $45,233 in Fiscal 1999 increased as compared to the interest income of $6,033 in Fiscal 1998 and $12,874 in Fiscal 1997 due to higher levels of cash and cash equivalents being maintained during the year.

Liquidity and Capital Resources

	Liquidity. Current assets of the Company decreased from $1,602,431 at March 31, 1998 to $662,515 at March 31, 1999, and
current liabilities increased from $67,276 at March 31, 1998, to $194,408 at March 31, 1999, resulting in a decrease in overall working capital position. The working capital of the Company was $468,107 at March 31, 1999, a decrease in the working capital from the $1,535,155 reported at March 31, 1998. The reduction in current assets and working capital results from the capital expenditures made in Fiscal 1999, primarily in oil and gas activities.

	Equity capital increased by $185,473 during Fiscal 1999.
Stockholders' equity was $26,553,697 at March 31, 1999, as compared to $26,368,224 at March 31, 1998. The increase was due primarily to the Fiscal 1999 net income.

	The total assets of the Company were $26,748,105 at March
31, 1999, as compared to $26,435,500 for the previous year end.
The increase in total assets results primarily from the increased investment in oil and gas activities, offset by the reduction in current assets as previously discussed.

	Cash Flow. The Company's operations generated $367,981 of cash flow in Fiscal 1999 as compared to the use of $121,928 and $30,549 in cash flow in Fiscal 1998 and 1997, respectively. The improvement in cash flow in Fiscal 1999 is primarily the result of the Company's sales volume and net income increases. In
Fiscal 1998, the cash used in continuing operations increased as compared to Fiscal 1997 due to increased marketing and public relations costs incurred to hire consultants to provide those services.

	Cash of $1,292,844 was used by investing activities during Fiscal 1999, primarily related to capital expenditures for the oil and gas properties. Cash of $463,971 was provided by investing activities during Fiscal 1998 from the collection of a note receivable of $948,750 offset by capital expenditures of $484,779 during that year. Cash of $525,635 was used by investing activities during Fiscal 1997, and, like Fiscal 1998, was related to capital expenditures for the oil and gas properties.

        Cash of $24,748 was used by financing activities in Fiscal 1999, resulting from offering costs incurred. Cash of $967,651 was provided by financing activities in Fiscal 1998, with $870,151 resulting from sale of common stock and warrants and $97,500 resulting from the exercise of stock options. Cash of $199,250 was provided by financing activities in Fiscal 1997, resulting from the exercise of stock options.

	Capital Resources. In Fiscal 2000 it is anticipated that funds will be utilized towards the development of the oil and gas property. In management's opinion, the anticipated funds to be derived from operations together with proceeds from equity or debt financing, as necessary, should be sufficient to meet the Company's capital and liquidity needs for the next twelve months. However, no assurance can be provided that such will be the case.

	There are no additional material commitments for capital expenditures as of March 31, 1999.

Year 2000

        The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or create erroneous results.

        In 1998, the Company instituted a program to review its computer hardware and software for year 2000 compliance. Although testing is not complete, no compliance problems are anticipated. As a back-up plan, most of the internal Company functions can be processed manually, if necessary. Amounts expended or to be expended on information technology systems exclusively to ensure Year 2000 compliance are not expected to be material to the Company's consolidated results of operations or financial position, nor does it expect any significant interruption to its operations because of Year 2000 problems. The Company's products do not have Year 2000 readiness issues because they do not contain date-sensitive functions.

        The Company has contacted all third parties with which it has significant relationships, to determine the extent to which the Company could be vulnerable to failure by any of them to obtain Year 2000 compliance. The Company's major suppliers, customers and financial institutions have confirmed that they anticipate being Year 2000 compliant on or before December 31, 1999, although many have only indicated that they have Year 2000 readiness programs. However, the Company has no means of ensuring that third parties will be Year 2000 ready and the potential effect of third-party non-compliance is currently not determinable.

        The Company has devoted and will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 problems are detected. Further, there can be no assurance that the Company's assessment of its third party vendors and customers will be accurate. Some of the potential worst-case scenarios that could occur include: (1) corruption of data in the Company's internal systems; (2) failure of infrastructure services provided by government agencies; and (3) failure of major customers or vendor systems.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Pursuant to Item 305(e) of Regulation S-K, no disclosure is required.

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

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1999 annual meeting for the fiscal year ended March 31, 1999, to be filed no later than July 29, 1999, and from "Part 1. Item 4A. Executive Officers of the Company" included in this report.

ITEM 11. EXECUTIVE COMPENSATION

	This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1999 annual meeting for the fiscal year ended March 31, 1999, to be filed no later than July 29, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1999 annual meeting for the fiscal year ended March 31, 1999, to be filed no later than July 29, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1999 annual meeting for the fiscal year ended March 31, 1999, to be filed no later than July 29, 1999.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of Report.

        1. Financial Statements                                           Page

                The following financial statements of the Company required to be included in Item 8 are filed under Item 14 at the page indicated:

                Independent Auditor's Report                               F-1

                Consolidated Balance Sheets at March 31, 1999 and 1998     F-2

                Consolidated Statements of Operations for the years
                ended March 31, 1999, 1998 and 1997                        F-4

                Consolidated Statements of Changes in Shareholders'
                Equity for the years ended March 31, 1999, 1998 and 1997   F-5

                Consolidated Statements of Cash Flows for the years
                ended March 31, 1999, 1998 and 1997                        F-6

                Notes to Consolidated Financial Statements                 F-8

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

                4.04    Warrant Agreement between the Company and
                        Augustine  Fund, L.P., dated December 11, 1997. (1)

                4.05 Warrant Agreement between the Company and Black Sea Investments, Ltd., dated December 10, 1997. (1)

                4.06 Warrant Agreement between the Company and Triton Private Equities Fund, L.P., dated December 9, 1997. (1)

                4.07 Warrant Agreement between the Company and Sands Brothers & Co., Ltd. dated December 11, 1997. (1)

                10.01   Letter Agreement between the Company and
                        Apex Petroleum, L.L.C., dated April 30, 1997 pertaining to the Definitive Stock Purchase Agreement between the Company and Apex Petroleum, L.L.C., dated September 28, 1995. (3) (10.1)

                10.02 Subscription Agreement between the Company and Augustine Fund, L.P., dated December 11, 1997. (1) (10.01)

                10.03 Subscription Agreement between the Company and Black Sea Investments, Ltd., dated December 10, 1997. (1) (10.02)

                10.04 Subscription Agreement between the Company and Triton Private Equities Fund, L.P., dated December 9, 1997. (1) (10.03)

                21      Subsidiaries of the Company. *

                23      Consent of Weaver and Tidwell, L.L.P. *

                24      Power of Attorney. *

                27      Financial Data Schedule. *

         *      Filed herewith.

(1) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated by reference herein.

(2) Filed with the Company's Registration Statement No. 33-43564 on Form S-1 and incorporated by reference herein.

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

                                         UNITED HERITAGE CORPORATION

Date:  June 21, 1999                     By:  /s/ Walter G. Mize
                                              ---------------------------
                                              Walter G. Mize, Chairman
                                              of the Board, President
                                              and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on this 18th day of June, 1999.


    SIGNATURE                             TITLE
/s/ Walter G. Mize               Chairman of the Board and
------------------               Chief Executive Officer
Walter G. Mize                   (Principal Executive Officer)


*                                Secretary, Treasurer, Chief
-----------------                Financial Officer and Director
Harold L. Gilliam                (Principal Accounting Officer)


*                                Director
--------------
Dr. Joe Martin


*                                Director
------------
C. Dean Boyd

*                                Director
-----------------
Theresa D. Turner


*  By:  /s/ Walter G. Mize
        -------------------
        Walter G. Mize, as Attorney-in-
        Fact for each of the persons
        Indicated

                         UNITED HERITAGE CORPORATION
                               AND SUBSIDIARIES

                               FINANCIAL REPORT

                                MARCH 31, 1999

                               C O N T E N T S
                                                                        Page



INDEPENDENT AUDITOR'S REPORT                                            F-1

FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                     F-2

        Consolidated Statements of Operations                           F-4

	Consolidated Statements of Changes in Shareholders' Equity	F-5

        Consolidated Statements of Cash Flows                           F-6

        Notes to Consolidated Financial Statements                      F-8

                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage
Corporation and subsidiaries as of March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.


WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 25, 1999

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1999 AND 1998

                                          1999            1998
                                      ------------    ------------
                ASSETS
CURRENT ASSETS
   Cash                               $    440,805    $  1,390,416
   Trade accounts receivable                60,809          95,202
   Other accounts receivable                     -          53,183
   Inventories                             126,326          26,847
   Other current assets                     34,575          36,783
                                      ------------    ------------
        Total current assets               662,515       1,602,431

OIL AND GAS PROPERTIES                  26,042,456      24,771,766

PROPERTY AND EQUIPMENT, at cost
   Equipment, furniture and fixtures        57,929          35,775
   Vehicles                                 56,720          56,720
                                      ------------    ------------
                                           114,649          92,495
   Less accumulated depreciation            71,515          61,192
                                      ------------    ------------
                                            43,134          31,303

OTHER ASSETS
  Property held for sale                         -          30,000
                                      ------------    ------------
TOTAL ASSETS                          $ 26,748,105    $ 26,435,500
                                      ============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1999 AND 1998

                                          1999             1998
                                      ------------    -------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                   $    181,004    $      45,565
   Accrued expenses                         13,404           21,711
                                      ------------    -------------
          Total current liabilities        194,408           67,276

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value,
     5,000,000 shares authorized,
     none issued                                 -                -
   Common stock, $.001 par value,
     125,000,000 shares authorized,
     issued and outstanding
     1999 - 97,470,617
     1998 - 97,395,512                      97,470           97,395
   Additional paid-in capital           33,374,807       33,399,630
   Accumulated deficit                  (6,918,580)      (7,102,037)
                                      ------------    -------------

                                        26,553,697       26,394,988

   Deferred compensation and consulting          -          (26,764)
                                      ------------    -------------
                                        26,553,697       26,368,224
                                      ------------    -------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY            $ 26,748,105     $ 26,435,500
                                      ============    =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        MARCH 31, 1999, 1998 AND 1997

                                           1999        1998         1997
                                       -----------  -----------  -----------
OPERATING REVENUES
  Processed beef products              $ 4,347,944  $ 2,906,167  $ 2,737,489
  Other                                     24,202       27,443            -
                                       -----------  -----------  -----------
       Total operating revenues          4,372,146    2,933,610    2,737,489

OPERATING COSTS AND EXPENSES
  Processed beef products                3,537,075    2,439,252    2,269,259
  General and administrative               585,597      530,200      565,511
  Selling expenses                         111,250      136,980      108,095
                                       -----------  -----------  -----------
       Total operating expenses          4,233,922    3,106,432    2,942,865
                                       -----------  -----------  -----------
       Income (loss) from operations       138,224     (172,822)    (205,376)

OTHER INCOME (EXPENSE)
  Interest income                           45,233        6,033       12,874
  Interest expense                               -       (3,425)           -
  Impairment loss                                -     (217,016)           -
                                       -----------  -----------  -----------
       Income (loss) before income tax     183,457     (387,230)    (192,502)

INCOME TAX                                       -            -            -
                                       -----------  -----------  -----------
       Net income (loss)               $   183,457  $  (387,230) $  (192,502)
                                       ===========  ===========  ===========

Earnings (loss) per share:
  Basic                                $      0.00            -            -
                                       ===========  ===========  ===========
  Diluted                              $      0.00  $     (0.00) $     (0.00)
                                       ===========  ===========  ===========

Basic weighted average
  number of shares outstanding          97,431,176   96,524,423   28,584,726
                                       ===========  ===========  ===========

Diluted weighted average
  number of shares outstanding          98,069,872            -            -
                                       ===========  ===========  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        MARCH 31, 1999, 1998 AND 1997

                                                  Common Stock              Additional
                                           --------------------------         Paid-in          Accumulated
                                             Shares          Amount           Capital            Deficit           Other
                                           ----------      ----------      -------------      -------------    ------------
Balance, March 31, 1996                    17,824,542      $   17,824      $   8,458,441      (  6,522,305)    (    58,614)
        Stock issued for assets            77,500,000          77,500        122,303,130                 -               -
        Difference between market
           value of stock issued
           for assets and fair
           value of assets [See Note 1]                                      (98,704,380)
        Stock issed upon exercise
           of stock options                   697,000             697            198,555                 -               -
	Realization of stock issued
           in exchange for future
           services                                 -               -                  -                 -          52,500
	Stock options granted for
           consulting                               -               -            170,107                 -     (   170,107)
	Realization of deferred
           consulting costs                         -               -                  -                 -          85,799
	Write-off of subscription
           receivable                               -               -                  -                 -           6,114
        Net loss                                    -               -                  -      (    192,502)              -
                                           ----------      ----------      -------------      -------------    ------------

Balance, March 31, 1997                    96,021,542          96,021         32,425,853      (  6,714,807)    (    84,308)
	Stock issued upon exercise
           of stock options                   197,500             198            104,802                 -               -
	Stock issued pursuant to
           private placement                1,176,470           1,176            868,975                 -               -
        Realization of deferred
           consulting costs                         -               -                  -                 -          57,544
        Net loss                                    -               -                  -      (    387,230)              -
                                           ----------      ----------      -------------      -------------    ------------

Balance, March 31, 1998                    97,395,512          97,395         33,399,630      (  7,102,037)    (    26,764)
	Stock issued upon exercise
           of stock options                     5,000               5              5,310                 -               -
	Stock issued pursuant to
           contingent shares                   70,010              70        (        70)                -               -
        Rounding adjustment                        95               -                  -                 -               -
        Offering costs                              -               -        (    30,063)                -               -
	Realization of deferred
           consulting costs                         -               -                  -                 -          26,764
        Net income                                  -               -                  -           183,457               -
                                           ----------      ----------      -------------      -------------    ------------

Balance, March 31, 1999                    97,470,617      $   97,470      $  33,374,807      ($ 6,918,580)     $        -
                                           ==========      ==========      =============      =============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         MARCH 31, 1999, 1998 AND 1997

                                                 1999         1998          1997
                                              ----------   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                          $  183,457   ($ 387,230)  ($  192,502)

   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
       Depreciation                               10,323        9,695        14,460
       Amortization                                    -            -           314
       Deferred compensation and consulting
        recognized in current year                26,764       57,544       138,299
       Stock issued for compensation                   -        7,500             -
       Impairment loss                                 -      217,016             -
       Write-off of note receivable                    -            -         6,114
       Changes in assets and liabilities:
           Accounts receivable                    87,576       36,555      (106,848)
           Inventory                             (99,479)     (26,097)       25,112
           Other current assets                   32,208       15,216        (8,962)
           Accounts payable and
             accrued expenses                    127,132      (52,127)       93,464
                                              ----------   -----------  ------------

           Net cash provided by
             (used in) operating activities      367,981     (121,928)      (30,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       (1,292,844)    (484,779)     (541,635)
   Collections of notes receivable                     -      948,750        16,000
                                              ----------   -----------  ------------

       Net cash provided by
         (used in) investing activities       (1,292,844)     463,971      (525,635)

The Notes to Consolidated Financial Statements are an integral part of these statements.

                UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         MARCH 31, 1999, 1998 AND 1997
                                 (continued)

                                            1999           1998 	1997
                                         -----------    -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on borrowings      $        -     $ (243,000)  $       -
   Proceeds from loans                            -        243,000           -
   Payments for offering costs              (30,063)             -           -
   Proceeds from issuance
     of common stock                          5,315        967,651     199,250
                                         -----------    -----------  ----------

       Net cash provided by
         (used in) financing activities     (24,748)       967,651     199,250
                                         -----------    -----------  ----------

Net increase (decrease) in
   cash and cash equivalents               (949,611)     1,309,694    (356,934)

Cash and cash equivalents, beginning
   of year                                1,390,416         80,722     437,656
                                         -----------    -----------  ----------

Cash and cash equivalents, end of
   year                                  $  440,805     $1,390,416   $  80,722
                                         ===========    ===========  ==========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:

  Cash paid during the year for:
     Interest                            $        -     $    3,425   $       -
                                         ===========    ===========  ==========

     Taxes                               $        -     $        -   $       -
                                         ===========    ===========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

        On October 21, 1998, the Company issued 70,010 shares of common stock pursuant to contingent provisions of a private placement in December 1997.

        On February 11, 1997, the Company issued 77,500,000 shares of common stock in exchange for 100% of the membership interests of APEX Petroleum, LLC in a transaction accounted for as an acquisition of assets. The unproved properties acquired were recorded at their estimated fair value of $23,676,250. The fair value of the common stock issued was $122,380,630, resulting in a difference between market value of stock issued for assets and fair value of assets of $98,704,380.


The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Principles of Consolidation and Presentation

                The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, National Heritage Sales Corporation, UHC Petroleum Corporation, UHC Petroleum Services Corporation and Sovereign Communications Corporation. UHC Petroleum Services Corporation and Sovereign Communications Corporation, formed January 21, 1997, had no operations for the year ended March 31, 1997.

                All intercompany transactions and balances have been eliminated upon consolidation.

	Nature of Operations

                United Heritage Corporation distributes "lite" beef products primarily on the west coast. During the year ended March 31, 1996, the Company entered into an agreement with Apex Petroleum, L.L.C., wherein the Company had the right to acquire certain unproved oil and gas leases in Texas. The results of testing and evaluations were favorable and the acquisition was finalized on February 11, 1997. The Company continues to explore and develop its oil and gas properties.

	Acquisition

                Effective February 11, 1997, United Heritage Corporation
                (UHC) issued 77,500,000 shares of common stock to Walter G. Mize, Mary Catherine Hicks, Adam Mize and Gail Pruitt in exchange for 100% of the membership interests in Apex Petroleum, L.L.C. Walter G. Mize is President and Chairman of the Board of UHC. After the issuance of the shares the former Apex members held approximately 90% of the outstanding shares of UHC and the transaction was accounted for as an acquisition of assets. The assets of Apex consisted of unproved oil and gas leases. The unproved properties were recorded at their estimated fair value of $23,676,250. The market value of common stock issued was $122,380,630 resulting in a difference between the market value of the stock issued and the fair value of the assets of $98,704,380. The reason for this difference is that the contract to purchase the assets was based on a $0.25 per share conversion price agreed in the September 28, 1995 purchase agreement between the Company and the members of APEX, modified on April 30, 1996 to limit the number of shares to be received to 77,500,000 shares. Although the

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	Acquisition - continued

                agreement to limit the number of shares occurred on April 30, 1996, it was subsequent to that date when the Surtek valuation was completed and accepted by the Company and, at that time, it was determined that the limit would be in effect and 77,500,000 shares would be issued. When the transaction was closed on February 11, 1997, the stock price was $1.75. This $98,704,380 was treated as a reduction in shareholder's equity. Apex had no operations from its inception on September 5, 1995, to February 11, 1997. Subsequent to the acquisition, Apex was merged into UHC Petroleum Corporation.

	Revenue

		Revenue from the sale of "lite" beef products is recognized when products are delivered to customers. When oil and gas production commences, revenue from oil and gas operations will be recognized at the point of sale.

	Inventory

                Inventory consists of both "lite" beef purchased for resale and oil and gas, both of which are valued at the lower of cost (first-in, first-out) or market.

        Oil and Gas Properties

                The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized.

                When production commences all capitalized costs, including the estimated future costs to develop proved reserves will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects will not be amortized until proved reserves associated with the projects can be determined or until impairment occurs. At March 31, 1999 all of the Company's oil and gas properties are considered unproved. The unproved properties are periodically assessed for impairment. If the assessment indicates that the properties are impaired, the amount of the impairment will be added to the capitalized costs to be amortized.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	Oil and Gas Properties - continued

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

	Property and Equipment

                Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

                   Equipment, furniture and fixtures        3-7 years
                   Vehicles                                 3-5 years

	Earnings (Loss) Per Common Share

                Basic earnings (loss) per common share was computed based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share was computed assuming all dilutive potential common shares were issued. Diluted earnings per share have not been presented for 1998 and 1997 since the inclusion of potential common shares in those years would be antidilutive.

	Cash Flows Presentation

                For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

	Advertising

                The Company expenses all advertising costs as incurred. Costs for the years ended March 31, 1999, 1998 and 1997 were $14,477, $37,744 and $3,723, respectively.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	Use of Estimates

                The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which provides for an alternative measure of compensation cost based on the fair value of the options granted. The fair value of an option is based on the intrinsic value as well as the time value of the option. The Company has adopted the disclosure provisions of SFAS No. 123.

	New Accounting Pronouncements

                The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". This statement requires an enterprise display total comprehensive

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

	New Accounting Pronouncements - continued

                income (total nonowner changes in equity) in a full set of financial statements. Currently the Company has no items to be reported as "other comprehensive income".

                In addition, FASB has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement requires a "management approach" as opposed to an industry approach in defining operations to be shown as separate segments.

                The Company has adopted SFAS No. 130 and 131 for its fiscal year beginning April 1, 1998. There were no significant changes in financial statement presentation as a result of implementing these new accounting standards.

        Long-lived Assets

                Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.


NOTE 2.  NOTE RECEIVABLE

        In February 1998 the Company foreclosed on its note receivable from Madison Radio Group, Inc. At the date of the foreclosure the Company recorded an impairment loss of $217,016. A majority of the assets obtained in foreclosure were sold for $1,000,000 less closing costs of $1,250. The Company received $948,750 in cash and a short-term receivable of $50,000. The short-term receivable was collected during the year ended March 31, 1999.

        At March 31, 1998, the Company retained an office building which was recorded as "property held for sale". The office building was sold during the year ended March 31, 1999 for $30,000, resulting in no additional gain or loss.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  OIL AND GAS PROPERTIES

        In September 1995, the Company entered into an agreement to acquire 100% of Apex Petroleum, L.L.C. (Apex) owner of certain unproved oil and gas leases located in Edwards County, Texas. The agreement was contingent on the Company having certain testing and development performed and a valuation being obtained which was acceptable to the Company. Apex is related to the Company through members who are also shareholders of the Company including Mr. Mize, who has a controlling interest in Apex. Pursuant to the agreement, the Company has incurred development costs necessary to obtain an evaluation of reserves. Costs incurred have been capitalized as oil and gas properties.

        A favorable valuation report was received and the transaction was closed on February 11, 1997. The unproved properties were recorded at their estimated fair value of $23,676,250.

        As of March 31, 1999, a determination cannot be made about the extent of proved reserves for this project and no significant oil or gas has been produced. Consequently, no amortization has been computed on the acquisition and development costs.
        The Company will begin to amortize these costs when evaluation of the project is complete and production commences. All costs capitalized as of March 31, 1999 were incurred to acquire and evaluate the project.

        As exploration and development progresses the capitalized costs are periodically assessed for impairment. At March 31, 1999 no impairment has been required to be recorded. A small amount of oil has been produced as a part of the testing and development. The Company is currently putting equipment in place to begin production.


NOTE 4.   OIL AND GAS PRODUCING ACTIVITIES

        The Company's oil and gas producing activities to date consist entirely of acquisition and exploration of unproved properties, all of which are located in the United States. Capitalized costs related to oil and gas producing activities as of March 31 are as follows:

                                    1999           1998
                                -----------     -----------
	Unproved properties	$26,042,456	$24,771,766
                                ===========     ===========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   OIL AND GAS PRODUCING ACTIVITIES - continued

        Costs incurred in oil and gas property acquisition, exploration and development activities for the years ended March 31 are as follows:

                                            1999         1998        1997
                                        -----------   ---------   -----------
    Acquisition of unproved properties  $         -   $       -   $23,676,250
    Exploration costs                     1,270,690     478,153       506,632
                                        -----------   ---------   -----------
        Total                           $ 1,270,690   $ 478,153   $24,182,882
                                        ===========   =========   ===========

        The Company has had no significant revenues produced from its pilot project and, therefore, has no production costs, depreciation, depletion, amortization or other results of operations related to oil and gas production.

        As of March 31, 1999, the Company has no proved reserves and, therefore, disclosures related to proved reserves and the related standardized measures of discounted future net cash flows are not applicable.


NOTE 5.   CONCENTRATIONS OF CREDIT RISK

        Financial instruments, which potentially subject the company to concentrations of credit risk, consist of cash equivalents and trade receivables. During the year ended March 31, 1999, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits. Cash equivalents held in money market accounts at March 31, 1999 and 1998 were $11,675 and $1,344,391, respectively.

        Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating within the United States. Receivables from one customer at March 31, 1999 and 1998 comprised approximately 100% and 76%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   INVENTORY

	Inventory consists of the following:
                                             1999           1998
                                           --------       --------
           "Lite" beef held for resale     $101,953       $ 26,847
           Oil in tanks                      24,373              -
                                           --------       --------
                                           $126,326       $ 26,847
                                           ========       ========

NOTE 7.   RELATED PARTY TRANSACTIONS

        The Company has a $300,000 unsecured revolving line of credit, bearing interest at 6%, from ALMAC Financial Corporation, a corporation owned by Mr. Mize. At March 31, 1999 and 1998, no amounts were outstanding under the line of credit. Included in interest expense for the years ended March 31, 1999, 1998 and 1997 is $0, $3,425 and $0, respectively, for interest expense incurred under this agreement. The weighted average interest rate under this agreement was 8.5% for 1998.

        On June 28, 1996 Mr. Mize exercised stock options and bought 400,000 shares of the Company's common stock for $100,000.

        On February 11, 1997, the Company acquired 100% of Apex
        Petroleum, L.L.C. The Company issued 77,500,000 shares of common stock to the members of Apex. Mr. Mize, President and Chairman of the Board of the Company, has a controlling interest in Apex.


NOTE 8.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS

        At March 31, 1999, 1998 and 1997, the Company operates in two business segments, the sale of processed "lite" beef products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area. Revenue recognition and other accounting policies by segment are consistent with those for the consolidated entity disclosed in Note 1.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS - continued

SEGMENT INFORMATION:

                                  1999                                   1998                              1997
                    -----------------------------------  -----------------------------------  ----------------------------------
                    Oil and Gas   Lite Beef    Total     Oil and Gas  Lite Beef     Total     Oil and Gas  Lite Beef    Total
                    -----------  ----------  ----------  ----------- ----------  -----------  ----------- ----------  ----------
Revenues from
 external customers  $   24,202  $4,347,944  $4,372,146  $   24,443  $2,906,167  $ 2,930,610  $        -  $2,737,489  $2,737,489
Interest revenue          2,696       1,940       4,636           -           -            -           -           -           -
Depreciation and
 Amortization                 -       1,767       1,767           -       2,394        2,394           -       7,338       7,338
Segment profit           22,374     542,373     564,747      23,515     185,101      208,616           -     197,221     197,221
Segment assets       26,066,974     229,075  26,296,049  24,774,389     192,472   24,966,861  24,316,111     171,070  24,487,181
Expenditures for
 segment assets       1,270,690      11,603   1,282,293     478,153       1,328      479,481     506,632         329     506,961

RECONCILIATIONS:
REVENUES                                        1999                                1998                                 1997
                                             ----------                          -----------                          ----------
Total revenues for
 reportable segments                         $4,372,146                          $ 2,930,610                          $2,737,489
Other revenues                                        -                                3,000                                   -
                                             ----------                          -----------                          ----------
Total consolidated
  revenues                                   $4,372,146                          $ 2,933,610                          $2,737,489
                                             ==========                          ===========                          ==========

PROFIT OR LOSS
Total profit for
 reportable segments                         $  564,747                          $   208,616                          $  197,221
Other profit or loss                           (381,290)                            (595,846)                           (389,723)
                                             ----------                          -----------                          ----------
Income (loss) before
 income taxes                                $  183,457                          $  (387,230)                         $ (192,502)
                                             ==========                          ===========                          ==========

ASSETS
Total assets for
 reportable segments                        $26,296,049                          $24,966,861                         $24,487,181
Other assets                                    452,056                            1,468,639                           1,354,981
                                             ----------                          -----------                          ----------
Consolidated total                          $26,748,105                          $26,435,500                         $25,842,162
                                             ==========                          ===========                          ==========

OTHER SIGNIFICANT ITEMS:

                                      1999                               1998                                1997
                     ----------------------------------- ------------------------------------ -----------------------------------
                       Segment              Consolidated   Segment               Consolidated   Segment              Consolidated
                       Totals    Adjustments   Totals      Totals    Adjustments    Totals      Totals    Adjustments   Totals
                     ----------  ----------- ----------- ----------  ----------- ------------ ----------  ----------- -----------
Interest revenue     $    4,636  $   40,597  $   45,233  $        -  $    6,033  $     6,033  $        -  $   12,874  $   12,874
Interest expense              -           -           -           -       3,425        3,425           -           -           -
Expenditures for
 assets               1,282,293      10,551   1,292,844     479,481       5,298      484,779     506,961      34,674     541,635
Depreciation and
 Amortization             1,767       8,556      10,323       2,394       7,301        9,695       7,338       7,122      14,460
Impairment loss               -           -           -           -     271,016      217,016           -           -           -


        Adjustments to reconcile total segment interest revenue and expense, and depreciation and amortization to consolidated totals are attributed to corporate headquarters, which is not included in segment information. The impairment loss of $217,016 was due to foreclosure on a note receivable (see Note
        2) and was not allocated to current operating segments.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS - continued

        The Company recorded "lite" beef sales to the following major customers for the years ended March 31:

                                 1999                1998                  1997
                         -------------------  -------------------  -------------------
                           Amount    Percent    Amount    Percent    Amount    Percent
                         ----------  -------  ----------  -------  ----------  -------
            Customer A   $3,743,768   86.1%   $2,018,937   69.5%   $1,933,904   71.0%
            Customer B            -      -       661,004   22.7       615,841   22.0
                         ----------  -------  ----------  -------  ----------  -------
                         $3,743,768   86.1%   $2,679,941   92.2%   $2,549,745   93.0%
                         ==========  =======  ==========  =======  ==========  =======

NOTE 9.   STOCK OPTION PLANS

        Directors of the Company adopted the 1995 Stock Option Plan effective September 11, 1995. This Plan set aside 2,000,000 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries.

        Options granted under the Plan must be exercised within five years after the date of grant, but may be affected by the termination of employment.

                          1999                  1998                  1997
                  --------------------  --------------------  --------------------
                              Weighted              Weighted              Weighted
                              Average               Average               Average
                    Shares    Exercise    Shares    Exercise    Shares    Exercise
                  Outstanding   Price   Outstanding   Price   Outstanding   Price
                  ----------- --------  ----------- --------  ----------- --------
Beginning of year   910,000     $ .25     900,000     $ .25    1,872,000    $ .42
   Granted                -         -     100,000       .25            -        -
   Exercised              -         -     (90,000)      .25     (647,000)     .25
   Forfeited              -         -           -         -     (325,000)    1.28
   Expired                -         -           -         -            -        -
                  ----------- --------  ----------- --------  ----------- --------

End of year         910,000     $ .25     910,000     $ .25      900,000    $ .25
                  =========== ========  =========== ========  =========== ========

Exercisable         910,000     $ .25     880,000     $ .25      870,000    $ .25
                  =========== ========  =========== ========  =========== ========

Weighted average
 fair value of
 options granted                $   -                 $0.11                 $   -
                              ========              ========              ========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   STOCK OPTION PLANS - continued

        Stock options outstanding under the 1995 Plan are all exercisable at $0.25 per share and weighted average remaining contractual life is 1.66 years.

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

        The following schedule summarizes pertinent information with regard to the 1996 Plan for the years ended March 31, 1999, 1998 and 1997:

                          1999                  1998                  1997
                  --------------------  --------------------  --------------------
                              Weighted              Weighted              Weighted
                              Average               Average               Average
                    Shares    Exercise    Shares    Exercise    Shares    Exercise
                  Outstanding   Price   Outstanding   Price   Outstanding   Price
                  ----------- --------  ----------- --------  ----------- --------
Beginning of year    305,000   $ .64       20,000    $ .82       500,000   $ .30
    Granted                -       -      112,500      .54     1,170,000     .70
    Exercised         (5,000)    .25     (107,500)    1.00       (50,000)    .75
    Forfeited              -       -     (120,000)    3.38      (500,000)    .30
    Expired         (300,000)    .63     (100,000)     .75      (600,000)   1.06
                  ----------- --------  ----------- --------  ----------- --------

End of year                -       -      305,000    $ .64       520,000   $ .82
                  =========== ========  =========== ========  =========== ========

Exercisable                -       -      305,000    $ .64       520,000   $ .82
                  =========== ========  =========== ========  =========== ========

Weighted average
 fair value of
 options granted               $   -                 $0.51                 $0.28
                              ========              ========              ========

        Options granted under the two plans for the years ended March 31, 1999, 1998 and 1997 were to nonemployees and $26,764, $57,544 and $138,299, respectively, were expensed as payment for services.

        Since the Company did not grant options to employees in 1999, 1998 and 1997, there is no pro forma effect to disclose for those years in relation to compensation expense using the fair value method prescribed by SFAS No. 123.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   STOCK OPTION PLANS - continued

        The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of one to two years; expected volatility of 116.8%; and no expected dividends.

        Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 2,000,000 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment.

NOTE 10.   STOCK WARRANTS

        Directors of the Company entered into a stock warrant agreement effective August 16, 1996. Pursuant to the agreement, the Company issued 1,300,000 warrants to purchase common stock as consideration for consulting services to be performed. Warrants issued under the agreement must be exercised within five years after the date of grant. During the year ended March 31, 1999, the agreement was cancelled.

        The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31, 1999, 1998 and 1997:

                          1999                  1998                  1997
                  --------------------  --------------------  --------------------
                              Weighted              Weighted              Weighted
                              Average               Average               Average
                    Shares    Exercise    Shares    Exercise    Shares    Exercise
                  Outstanding   Price   Outstanding   Price   Outstanding   Price
                  ----------- --------  ----------- --------  ----------- --------
Beginning of year  1,300,000   $ .94     1,300,000   $ .94             -   $   -
    Granted                -       -             -       -     1,300,000     .94
    Exercised              -       -             -       -             -       -
    Forfeited              -       -             -       -             -       -
    Expired                -       -             -       -             -       -
                  ----------- --------  ----------- --------  ----------- --------

End of year        1,300,000   $ .94     1,300,000   $ .94     1,300,000   $ .94
                  =========== ========  =========== ========  =========== ========

Exercisable        1,300,000   $ .94     1,300,000   $ .94     1,300,000   $ .94
                  =========== ========  =========== ========  =========== ========

Weighted average
 fair value of
 options granted               $0.07                 $0.07                 $0.07
                              ========              ========              ========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   STOCK WARRANTS - continued

        The following table summarizes information about the stock warrants outstanding at March 31, 1999:

                                         Weighted
                                          Average       Weighted
           Range of       Number         Remaining      Average
           Exercise     of Shares       Contractual     Exercise
            Prices      at 3/31/99          Life          Price
        -------------   ----------      -----------     --------
        $0.75 - $1.00   1,023,000        2.3 years        $0.77
        $1.25 - $1.75     231,500        2.3 years         1.45
        $2.00              45,500        2.3 years         2.00
                        ----------
                        1,300,000
                        ==========

        During the years ended March 31, 1999, 1998 and 1997, the
        Company recorded $0, $0 and $26,924, respectively, as expense for services rendered related to warrants issued under the agreement.

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

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   INCOME TAXES

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

        The Company's federal tax provision consists of the following:

                                          1999       1998       1997
                                        --------    ------    --------
   Current                              $      -    $    -    $      -
   Deferred                               64,665         -           -
   Re-evaluation of beginning valuation
     allowance on temporary differences  (64,665)        -           -
                                        --------    ------    --------
                                        $      -    $    -    $      -
                                        ========    ======    ========

        The 1999 tax provision differs from the amount calculated by applying statutory tax rates to pre-tax income as follows:

   Tax at statutory rates                              $ 62,375
   Re-evaluation of beginning valuation
     allowance on temporary differences                 (64,665)
   Other                                                  2,290
                                                       ---------
                                                       $      -
                                                       =========

        At March 31, the deferred tax asset and liability balances are as follows:

                                         1999            1998
                                      ----------      ----------
   Deferred tax asset
     Oil and gas properties           $8,049,925      $8,049,925
     Net operating loss                1,611,696       1,676,361
                                      ----------      ----------
                                       9,661,621       9,726,286
   Deferred tax liability                      -               -
                                      ----------      ----------
   Net deferred tax asset              9,661,621       9,726,286
   Valuation allowance                (9,661,621)     (9,726,286)
                                      ----------      ----------
                                      $        -      $        -
                                      ==========      ==========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   INCOME TAXES - continued

        The net change in the valuation allowance for 1999 and 1998 is a decrease of $64,665 and an increase of $126,415, respectively. The deferred tax asset is due to the net operating loss carryover and difference in the basis of oil and gas properties for tax and financial reporting purposes.

        The Company has a net operating loss carryover of approximately $4,740,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2018, if not previously utilized.


NOTE 12.   STOCK BONUS PLAN

        The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The administration of the plan is done by the Company's stock option committee. The Company has reserved 300,000 shares of common stock for issuance under the plan. As of March 31, 1999, 278,000 shares had been issued in accordance with the plan.

                                EXHIBIT INDEX


Exhibit
Number                  Description
-------      ------------------------------------
  21         Subsidiaries of the Company

  23         Consents of Weaver & Tidwell, L.L.P.

  24         Power of Attorney

  27         Financial Data Schedule