Form 10-Q
period 1999-06-30
UNITED HERITAGE CORP
filed 1999-08-10
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

Mark One

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999; or

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

                                  No Change
              ---------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [ ]

The number of shares of common stock, $0.001 par value, outstanding at August 3, 1999 was 99,372,654 shares.

Part I - Financial Information

Item 1 -	Financial Statements (unaudited)

                Consolidated Condensed Balance Sheets
                at June 30, 1999 and March 31, 1999                     3

                Consolidated Condensed Statements of Income for the
                three months ended June 30, 1999 and June 30, 1998      5

                Consolidated Condensed Statements of Cash Flows
                for the three months ended June 30, 1999 and
                June 30, 1998                                           6

                Notes to Consolidated Condensed Financial
                Statements                                              7

Item 2 -	Management's Discussion and Analysis
                of Financial Condition and Results of Operation        10

Part II  - Other Information

Item 1 -        Legal Proceedings                                      12

Item 2 -        Changes in Securities                                  13

Item 3 -        Defaults upon Senior Securities                        12

Item 4 - 	Submission of Matters to a Vote of
                Security Holders                                       12

Item 5 -        Other Information                                      12

Item 6 -        Exhibits and Reports on Form 8-K                       12

Signatures                                                             15

Index to Exhibits                                                      16

                     Part I, Item 1.  Financial Statements

                          UNITED HERITAGE CORPORATION
                          ---------------------------

                          UNITED HERITAGE CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                            June 30, 1999    March 31, 1999
                                            -------------    --------------
                                              UNAUDITED
ASSETS

CURRENT ASSETS
     Cash and cash equivalents               $   347,373      $   440,805
     Accounts receivable - trade                 196,007           60,809
     Inventory                                   127,629          126,326
     Prepaids and other current assets            89,496           34,575
                                             -----------      -----------
        Total Current Assets                     760,505          662,515
                                             -----------      -----------

PROPERTY AND EQUIPMENT, at cost                  132,464          114,649
     Less accumulated depreciation               (74,929)         (71,515)
                                             -----------      -----------
        Net Property and Equipment                57,535           43,134
                                             -----------      -----------

OIL AND GAS PROPERTIES, at cost               27,344,033       26,042,456
     Less accumulated depletion                   (1,703)             ---
                                             -----------      -----------
        Net Oil and Gas Properties            27,342,330       26,042,456
                                             -----------      -----------

TOTAL ASSETS                                 $28,160,370      $26,748,105
                                             ===========      ===========

                                                                      PAGE 4
                          UNITED HERITAGE CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                               June 30, 1999  March 31, 1999
                                               -------------  --------------
                                                 UNAUDITED

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses         $300,709        $194,408
                                                -----------     -----------
        Total Current Liabilities                   300,709         194,408
                                                -----------     -----------

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value;
        125,000,000 shares authorized;
        shares issued and outstanding:
        99,372,654 shares at June 30, 1999           99,373
        97,470,617 shares at March 31, 1999                          97,470
     Additional paid-in capital                  34,517,701      33,374,807
     Accumulated deficit                         (6,757,413)     (6,918,580)
                                                -----------     -----------
          Total Shareholders' Equity             27,859,661      26,553,697
                                                -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $28,160,370     $26,748,105
                                                ===========     ===========

See notes to consolidated condensed financial statements

                         UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                               THREE MONTHS ENDED
                                          June 30, 1999   June 30, 1998
                                          -------------   -------------
REVENUES
     Processed beef products                $1,263,076     $1,148,875
     Oil sales                                  14,070            ---
                                            ----------     ----------
TOTAL REVENUE                                1,277,146      1,148,875
                                            ----------     ----------

COSTS AND EXPENSES
     Processed beef products                 1,000,210        937,404
     Oil production costs                        5,814            ---
     Selling                                    22,697         22,039
     General and administrative                 91,285        150,603
                                            ----------     ----------
TOTAL COSTS AND EXPENSES                     1,120,006      1,110,046
                                            ----------     ----------

NET INCOME FROM OPERATIONS                     157,140         38,829

OTHER INCOME
     Interest income                             4,032         13,337
                                            ----------     ----------

NET INCOME                                  $  161,172     $   52,166
                                            ==========     ==========

Net Income Per Common Share                 $     0.00     $     0.00
                                            ==========     ==========

Weighted average number of common shares    97,714,705     97,400,072
                                            ==========     ==========

See notes to consolidated condensed financial statements

                         UNITED HERITAGE CORPORATION
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                      June 30,   June 30,
                                                        1999       1998
                                                      --------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                         $161,172  $   52,166
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Depreciation and depletion                         5,116         393
      Deferred compensation                             26,104      16,520
      Stock grants as compensation                       5,315       5,315
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable   (135,198)    (81,591)
         (Increase) decrease in inventory               (1,303)    (21,937)
         (Increase) decrease in other current assets   (54,921)       (505)
         Increase (decrease) in accounts payable
             and accrued expenses                      106,301      57,581
                                                      --------  ----------
Net cash provided by operating activities               81,167      27,942
                                                      --------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
      Additions to oil and gas properties             (156,784)   (234,214)
      Additions to property and equipment              (17,815)     (7,235)
      Collections of notes receivable                      ---      53,183
      Proceeds from sale of building                                30,000
                                                      --------  ----------
Net cash (used in) investing activities               (174,599)   (158,266)
                                                      --------  ----------

Increase (decrease) in cash and cash equivalents       (93,432)   (130,324)

Cash and cash equivalents at beginning of period       440,805   1,390,416
                                                      --------  ----------

Cash and cash equivalents at end of period            $347,373  $1,260,092
                                                      ========  ==========

See notes to consolidated condensed financial statements

                                                                      PAGE 7
                         UNITED HERITAGE CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.


NOTE 2 - INVENTORY

        Inventory consists of the following:

                                June 30, 1999   March 31, 1999
                                -------------   --------------
                Lite beef          $107,449        $101,953
                Oil in tanks         20,180          24,373
                                   --------        --------
                                   $127,629        $126,326
                                   ========        ========

NOTE 3  - OIL AND GAS PROPERTIES

        In September 1995, the Company entered into an agreement to acquire 100% of Apex Petroleum, L.L.C., ("Apex") owner of certain unproved oil and gas leases located in South Texas. The agreement was contingent on the Company having certain testing and development performed and a valuation being obtained which was acceptable to the Company. Apex was related to the Company through members who were also shareholders of the Company, including Mr. Mize, who had a controlling interest in Apex. Pursuant to the agreement, the Company incurred exploration costs necessary to obtain an evaluation of reserves. Costs incurred have been capitalized as oil and gas properties.

        A favorable valuation report was received and the transaction was closed on February 11, 1997. The unproven properties were recorded at their estimated fair value of $23,676,250. As exploration and development progresses the capitalized costs are periodically assessed for impairment.

        During the quarter ended June 30, 1999, the Company completed an evaluation of estimated recoverable reserves of the South Texas property using existing recovery techniques (see Note 4).

        In June 1999, the Company acquired approximately 20,000 leasehold acres in Southeastern New Mexico through the issuance of 1,800,000 shares of common stock. Pending further engineering study, this property is considered unproved as of June 30, 1999.

NOTE 4  - OIL AND GAS PRODUCING ACTIVITIES

        During the quarter ended June 30, 1999, the Company completed an evaluation of estimated recoverable reserves from existing wells using existing recovery techniques for the South Texas property. The results of this evaluation has proved the following estimates of recoverable quantities of oil:

        PROVED RESERVES

        Beginning of period                            0
                Extensions and discoveries    25,398,000  barrels
                Production                        (1,407) barrels
                                              ----------
        June 30, 1999 Reserves                25,396,593  barrels
                                              ==========

        The present value of the estimated future cash inflows from proved reserves discounted at 10% is estimated to be $72,861,000 as follows:


           Future cash inflows                  $247,534,000
           Future production costs               (85,286,000)
           Future development costs               (4,652,000)
           Future income tax expense             (51,167,000)
                                                ------------
           Future Net Cash Flow                 $106,429,000
           Less 10% annual discount for
            estimated timing of cash flows       (33,568,000)
                                                ------------
           Standardized Measure                 $ 72,861,000
                                                ============


NOTE 5  - CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. During the year ended March 31, 1999 and the three months ended June 30, 1999, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits.

        Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States. Receivables from one customer at March 31, 1999 and June 30, 1999 comprised approximately 86% and 96%, respectively, of the trade receivables balance. No allowance for doubtful accounts has been provided, since recorded amounts are determined to be fully collectible.


NOTE 6 - INCOME PER COMMON SHARE

        Income per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 1999 and June 30, 1998.

NOTE 7 - INCOME TAXES

        As of March 31, 1999, the Company had net operating loss carryovers of approximately $4,740,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2018 if not previously utilized.

NOTE 8  -   ESTIMATES

        The preparation of interim financial statements as of June 30, 1999, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

                          UNITED HERITAGE CORPORATION
                          ---------------------------
General

        The Company continues to purvey Heritage Lifestyle Lite Beef(r), the lower-fat beef product marketed by the Company to 108 stores of a major West Coast supermarket chain located in California, Nevada, and New Mexico.

        During the current quarter the Company, through the services of an independent engineer, completed an evaluation of estimated recoverable reserves from existing wells using existing recovery methods for the oil field in South Texas. Projected oil reserves are an estimated 25,398,000 bbls. for a total estimated present value of $107,000,000.

        The Company is addressing date-sensitive computerized information issues that potentially could be adversely affected by the change in the date to the year 2000. All computer software used by the Company are standard packages developed by major software companies. Software updates have been secured as needed to be year 2000 compliant. The Company has contacted all of its major vendors and service providers requesting assurance of their compliance to year 2000 issues, as such issues relate to business conducted between themselves and the Company. The Company has not completed its assessment, but currently believes that the cost of addressing this issue will not have a material adverse impact on the Company's operating results.

Material Changes in Results of Operations

        Revenues for the Company's beef products were $1,263,076 for the quarter ended June 30, 1999. The results for the quarter are greater than the
comparable quarter in the preceding fiscal year.   Revenues from the sale of
beef products reported in the prior year quarter were $1,148,875. Gross profit from beef products was $262,866 for the three-month period ended
June 30, 1999, as compared with $211,471 gross profit for the same period last year. The cost of beef products as a percentage of sales was 79.18% for the three months ended June 30, 1999, as compared to 81.59% for the three months ended June 30, 1998. The decrease in the cost of beef product as a percentage of sales is due primarily to the higher volume and an improved pricing structure as compared with the previous year's period.

        The Company is selling Heritage Lifestyle Lite Beef(r) in 108 selected stores out of the 268-store southern division of a major West Coast supermarket chain. The southern and northern divisions of this chain together contain 436 stores. While these prospects have the potential for significantly increasing the Company's beef sales, there can be no guarantee that such will be the case.

        Revenue from the sale of oil was $14,070 for the quarter ended June 30, 1999. There was no revenue from the sale of oil during the same period last year. Production costs for the current quarter were $5,814.

        Interest income for the current quarter ended June 30, 1999 is less than the level during the same prior year period due to a higher level of cash and cash equivalents being maintained in the prior year.

        Selling expenses of $22,697 for the current quarter have remained relatively level with the $22,039 shown in the prior year period. General and administrative costs have decreased to $91,285 for the quarter ended June 30, 1999, as compared to $150,603 for the same period last year. This is a result of decreased costs for public relations, legal and other fees.

        On a consolidated basis, the Company had a net profit for the current quarter of $161,172. The comparable period result for the same period in the prior fiscal year was a net profit of $52,166. The primary reasons for the change are an increase in the volume of Heritage Lifestyle Lite Beef(r) and a decrease in the general and administrative expenses as previously discussed.

        The Company's equity capital has shown an increase of $1,305,964 since March 31, 1999, the previous fiscal year-end. This increase is primarily the result of net income of $161,172 for the quarter ended June 30, 1999, and the issuance of common stock in connection with oil and gas property acquisitions.

    	The working capital of the Company was $459,796 at June 30, 1999, little changed from the working capital of $468,107 reported at March 31, 1999. Current assets increased $97,990 during the current period; and current liabilities increased $106,301, resulting in a slight decrease in the overall working capital position.

    	The total assets of the Company were $28,160,370 at June 30, 1999, which is $1,412,265 greater than the total assets March 31, 1999. This increase in total assets is primarily due to property acquisitions and the capitalization of development costs related to the Company's oil and gas activities.

  	The Company's operating activities provided $81,167 in cash flow for the quarter ended June 30, 1999, as compared to $27,942 during the prior year period. The cash provided in the current period was primarily from net income. Investing activities used $174,599 of cash during the three months ended June 30, 1999, due to additions to the oil and gas properties. Investing activities used cash of $158,266 for the three months ended
June 30, 1998, also due to additions to oil and gas properties. No cash was used or provided by financing activities in the current quarter or for the same period last year.

                         Part II - Other Information

                         UNITED HERITAGE CORPORATION
                         ---------------------------

Item 1.	Legal Proceedings

        The Company and its subsidiaries are not a party to any material legal proceedings.

Item 2.	Change in Securities

        Recent Sales of Unregistered Securities

Item 3.	Defaults upon Senior Securities

        None

Item 4.	Submission of Matters to a Vote of Security Holders

        None

Item 5.	Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits.
                27      Financial Data Schedule *

        (b)     Reports on Form 8-K
                None

        *       Financial Data Schedule filed herewith

                  Part II, Item 2.  Changes in Securities

                        UNITED HERITAGE CORPORATION
                        ---------------------------

Recent Sales of Unregistered Securities

        The Company has sold, during the period covered by this report, the following shares of common stock not registered under the Securities Act of 1933, as amended ("33 Act"), to the persons, on the dates, for the aggregate consideration, and pursuant to the registration exemption listed. No underwriters were used, and no underwriting discounts or commissions were paid in any of the sales.

                                             Consid-
  Date         Purchaser             Amount  eration   Exemption
-------  -------------------------  -------  -------  -------------------------
4/28/99  Brothers Oil & Equipment
         Company, Inc.               50,000    (1)    ss. 4(2) of 33 Act (2)

5/05/99  Augustine Fund LP           52,037    (3)    Rule 506 under 33 Act
                                                      or ss. 4(6) of 33 Act (4)

6/21/99  Energy 2000, Inc.          100,000    (5)    ss. 4(2) of 33 Act (6)

6/21/99  Sierra Blanca Outfitters,
         Inc.                       100,000    (5)    ss. 4(2) of 33 Act (6)

6/21/99  Brothers Oil & Equipment
         Company, Inc.               65,000    (5)    ss. 4(2) of 33 Act (6)

6/21/99  Georganna Fox               50,000    (5)    ss. 4(2) of 33 Act (6)

6/21/99  Ruben Aragon               360,000    (5)    ss. 4(2) of 33 Act (6)

6/21/99  Dick Glover Company, Inc.  200,000    (5)    ss. 4(2) of 33 Act (6)

6/21/99  John A. Fanning            237,500    (5)    ss. 4(2) of 33 Act (6)

6/21/99  Vann J. Maldonado           62,500    (5)    ss. 4(2) of 33 Act (6)

6/21/99  Sierra Blanca Petroleum
         Energy, Inc.               325,000    (5)    ss. 4(2) of 33 Act (6)

6/21/99  Delzon Elenberg            116,666    (5)    ss. 4(2) of 33 Act (6)

6/21/99  Rexford K. Peterson        116,666    (5)    ss. 4(2) of 33 Act (6)

6/21/99  Ryan Family Limited
         Partnership                 66,668    (5)    ss. 4(2) of 33 Act (6)

(1) The Shares were sold for property consisting of oil and gas interests in Rusk County, Texas.

(2) Relying on the fact that there was no public offering to a single sophisticated offeree and the purchaser, who has a pre-existing business relationship with the president of the Company, bought for investment purposes.

(3) No cash consideration was paid at issuance. These shares were issued pursuant to provisions in the Subscription Agreement between the Company and Augustine Fund LP dated December 11, 1997, as part of the transaction disclosed in footnote 4.

(4) Relying on the fact that the shares were sold in a private placement to accredited investors only closed December 11, 1997. The aggregate offering price was $5,000,000 and there was no advertising or public solicitation and a Form D was filed with the Commission. The total number of purchasers in the private placement was three (3).

(5) The shares were sold for property consisting of oil and gas leases in Chaves, Roosevelt and Lea Counties, New Mexico and all equipment associated with these leases.

(6) Relying on the fact that there was no public offering to a small number of accredited investors and the purchasers, some of whom had a pre-existing business relationship with the president of the Company, bought for investment purposes.

                          UNITED HERITAGE CORPORATION


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 8, 1999                   /s/ Walter G. Mize
                                        ------------------
                                        Walter G. Mize, President



Date:  August 8, 1999                   /s/ Harold L. Gilliam
                                        ---------------------
                                        Harold L. Gilliam, Secretary

                              INDEX TO EXHIBITS

Exhibit Number                    Description

     27                      Financial Data Schedule