Form 10-Q
period 1999-09-30
UNITED HERITAGE CORP
filed 1999-11-12
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-Q

Mark One

[  X  ]		Quarterly report pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999; or

[     ]         Transition report pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for the
                transition period from ________________ to
                ___________________.

                         Commission File No. 0-9997

                         United Heritage Corporation
            --------------------------------------------------
            (Exact name of registrant as specified in charter)

             Utah                                   87-0372826
-------------------------------                -------------------
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

YES   [X]        NO   [ ]

The number of shares of common stock, $0.001 par value, outstanding at November 3, 1999 was 9,959,765 shares.

                         UNITED HERITAGE CORPORATION
                                    INDEX

                                                                 Page Number

Part I - Financial Information

        Item 1  - Financial Statements (unaudited)

                Consolidated Condensed Balance Sheets
                at September 30, 1999 and March 31, 1999                2

                Consolidated Condensed Statements of Income
                for the Three Months and Six Months ending
                September 30, 1999 and September 30, 1998               4

                Consolidated Condensed Statements of Cash
                Flows for the Six Months ended September 30,
                1999 and September 30, 1998                             5

                Notes to Consolidated Condensed Financial
                Statements                                              6

        Item 2  - Management's Discussion and Analysis
                of Financial Condition and Results of Operation         9

Part II  - Other Information

        Item 1  - Legal Proceedings                                    12

        Item 2  - Changes in Securities                                12

        Item 3  - Defaults upon Senior Securities                      12

        Item 4  - Submission of Matters to a Vote of
                Security Holders                                       12

        Item 5  - Other Information                                    13

        Item 6  - Exhibits and Reports on Form 8-K                     13

Signatures                                                             14

Part I, Item 1.  Financial Statements
UNITED HERITAGE CORPORATION
---------------------------

                         UNITED HERITAGE CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                       September 30,     March 31,
                                            1999           1999
                                       -------------    -----------
                                         UNAUDITED

ASSETS

CURRENT ASSETS
     Cash and cash equivalent           $   150,138     $   440,805
     Accounts receivable - trade            246,452          60,809

     Inventory                               98,764         126,326
     Other current assets                    59,659          34,575
                                        -----------     -----------
        Total Current Assets                555,013         662,515
                                        -----------     -----------

PROPERTY AND EQUIPMENT, at cost             149,088         114,649
     Less accumulated depreciation          (78,891)        (71,515)
                                        -----------     -----------
        Net Property and Equipment           70,197          43,134
                                        -----------     -----------

OTHER ASSETS

OIL AND GAS PROPERTIES                   27,492,811      26,042,456
        Less accumulated depletion           (3,930)
                                        -----------     -----------
        Net Oil and Gas Properties       27,488,881      26,042,456
                                        -----------     -----------

TOTAL ASSETS                            $28,114,091     $26,748,105
                                        ===========     ===========

                          UNITED HERITAGE CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                             September 30,     March 31,
                                                 1999            1999
                                             -------------    -----------
                                               UNAUDITED

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses    $   217,703     $   194,408
                                              -----------     -----------
        Total Current Liabilities                 217,703         194,408
                                              -----------     -----------

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value;
        125,000,000 shares authorized;
        shares issued and outstanding:
        9,959,765  shares at September
        30, 1999                                    9,959
        9,747,062  shares at March 31,
        1999                                                        9,747
     Additional paid-in capital                34,712,638      33,462,530
     Accumulated deficit                       (6,724,372)     (6,918,580)
     Deferred compensation                       (101,837)
                                              -----------     -----------
          Total Shareholders' Equity           27,896,388      26,553,697
                                              -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $28,114,091     $26,748,105
                                              ===========     ===========

See notes to consolidated condensed financial statements

                         UNITED HERITAGE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                September 30            September 30
                                               1999       1998        1999        1998
                                           ----------  ----------  ----------  ----------
REVENUES
     Processed beef products               $1,045,948  $1,086,444  $2,309,024  $2,235,319
     Oil sales                                 25,697      12,519      39,767      12,519
                                           ----------  ----------  ----------  ----------
TOTAL REVENUE                               1,071,645   1,098,963   2,348,791   2,247,838
                                           ----------  ----------  ----------  ----------

COSTS AND EXPENSES
     Processed beef products                  882,908     861,971   1,883,118   1,799,375
     Oil production costs                      21,206                  27,020
     Selling                                   37,505      21,766      60,202      43,806
     General and administrative               101,137     181,197     192,422     331,799
                                           ----------  ----------  ----------  ----------
TOTAL COSTS AND EXPENSES                    1,042,756   1,064,934   2,162,762   2,174,980
                                           ----------  ----------  ----------  ----------

 INCOME from Operations                        28,889      34,029     186,029      72,858

OTHER INCOME
     Interest income                            4,147      17,554       8,179      30,891
                                           ----------  ----------  ----------  ----------

NET INCOME                                    $33,036     $51,583    $194,208    $103,749
                                           ==========  ==========  ==========  ==========

Net Income Per Common Share                     $0.00       $0.00       $0.02       $0.01
                                           ==========  ==========  ==========  ==========

Weighted average number of common shares    9,946,559   9,740,051   9,854,493   9,740,029
                                           ==========  ==========  ==========  ==========

See notes to consolidated condensed financial statements

                         UNITED HERITAGE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                      September 30,   September 30,
                                                          1999            1998
                                                      -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                           $194,208        $103,749
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and depletion                          11,306           4,800
      Deferred compensation                                3,688          24,976
      Stock grants as compensation                                         5,315
      Changes in assets and liabilities:
         (Increase) decrease in interest receivable       (2,959)
         (Increase) decrease in accounts receivable     (185,643)        (64,326)
         (Increase) decrease in inventory                 27,562         (12,245)
         (Increase) decrease in other current assets     (25,084)          8,117
         Increase (decrease) in accounts payable
            and accrued expenses                          23,295         138,816
                                                       ---------       ---------
NET CASH provided by operating activities                 49,332         206,243
                                                       ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES
      Additions to oil and gas properties               (305,560)       (781,873)
      Additions to property and equipment                (34,439)       (246,335)
      Collections of proceeds from sale of building                       30,000
                                                       ---------       ---------
NET CASH provided by (used in) investing activities     (339,999)       (998,208)
                                                       ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from note receivable                                       53,183
                                                       ---------       ---------
NET CASH provided by (used in) financing activities                       53,183
                                                       ---------       ---------

Increase (decrease) in cash and cash equivalents         290,667        (738,782)

Cash and cash equivalents at beginning of period         440,805       1,390,416
                                                       ---------       ---------

Cash and cash equivalents at end of period              $150,138        $651,634
                                                       =========       =========

See notes to consolidated condensed financial statements

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

NOTE 2 - INVENTORY

        Inventory consists of the following:

                                September 30, 1999   March 31, 1999
                                ------------------   --------------
                Lite beef          $  33,545            $ 101,953
                Oil in Tanks          65,219               24,373
                                   ---------            ---------
                                   $  98,764            $ 126,326
                                   =========            =========

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

        A favorable valuation report was received and the transaction was closed on February 11, 1997. The unproven properties were recorded at their estimated fair value of $23,676,250. As exploration and development progresses, the capitalized costs are periodically assessed for impairment.

                        UNITED HERITAGE CORPORATION
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED) (CONTINUED)

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

        During the quarter ended June 30, 1999, the Company completed an evaluation of estimated recoverable reserves of the South Texas property using existing recovery techniques (See Note 4).

        In June, 1999, the Company acquired approximately 20,000 leasehold acres in southeastern New Mexico through the issuance of 1,800,000 shares of common stock. Pending further engineering study, this property is considered unproved as of September 30, 1999.

NOTE 4  -  OIL AND GAS PRODUCING ACTIVITIES

        During the quarter ended June 30, 1999, the Company completed an evaluation of estimated recoverable reserves from existing wells using existing recovery techniques for the South Texas property. The results of this evaluation has proved the following estimates of recoverable quantities of oil:

PROVED RESERVES

Beginning of period								         0
        Extensions and discoveries                        25,398,000 barrels
        Production (Quarter ending June 30, 1999)            (1,407) barrels
        Production (Quarter ending September 30, 1999)       (1,839) barrels
                                                          ------------------
September 30, 1999 Reserves                               25,394,754 barrels
                                                          ==================

        The present value of the estimated future cash inflows from proved reserves discounted at 10% is estimated to be $115,488,000 as follows:

        Future cash inflows                 $   346,124,000
        Future production costs                 (90,761,000)
        Future development costs                 (4,652,000)
        Future income tax expense               (82,826,000)
                                            ---------------
        Future Net Cash Flow                    167,885,000
        Less 10% annual discount for
          Estimated timing of cash flows        (52,397,000)
                                            ---------------
        Standardized Measure                $   115,488,000
                                            ===============

                        UNITED HERITAGE CORPORATION
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (UNAUDITED) (CONTINUED)

NOTE 5  - CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and
trade receivables.   During the year ended March 31, 1999 and the six
months ended September 30, 1999, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits.

        Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States. Receivables from one customer at March 31, 1999 and September 30, 1999 comprised approximately 86% of the trade receivables balance. No allowance for doubtful accounts has been provided, since recorded amounts are determined to be fully collectible.

NOTE 6 - NET INCOME PER COMMON SHARE

        Income per share of common stock is based on the weighted average number of shares outstanding during the periods ended
September 30, 1999 and September 30, 1998, after adjustment for the reverse stock split (See Note 9).

NOTE 7 - INCOME TAXES

        As of March 31, 1999, the Company had net operating loss carryovers of approximately $4,740,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2013 if not previously utilized.

NOTE 8 - ESTIMATES

        The preparation of interim financial statements as of September 30, 1999, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 9 - REVERSE COMMON STOCK SPLIT

        On November 1, 1999, the Company affected a ten-for-one reverse common stock split as had been previously approved by the shareholders. The data shown relating to common shares has been retroactively adjusted to reflect the reverse stock split. Also, the Company's Shareholders' Equity accounts have been retroactively adjusted. There was no effect on total Shareholders' Equity as a result of the reverse stock split.

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

UNITED HERITAGE CORPORATION
---------------------------

General

        Subsequent to September 30, 1999, the Company effected a ten-for-one reverse stock split which had been previously approved by shareholders. Common share data has been retroactively adjusted to reflect this change in shares outstanding.

        During the current quarter the Company, through the services of an independent engineer, completed an updated evaluation of estimated recoverable reserves from existing wells using existing recovery methods for the oil field in South Texas. Projected oil reserves are an estimated 25,398,000 bbls. for a total estimated present value of approximately $170,000,000.

        The Company has addressed date-sensitive computerized information issues that potentially could be adversely affected by the change in the date to the year 2000. All computer software used by the Company are standard packages developed by major software companies. Software updates have been secured as needed to be year 2000 compliant. The Company has contacted all of its major vendors and service providers requesting assurance of their compliance to year 2000 issues as such issues relate to business conducted between themselves and the Company. The Company currently believes that the year 2000 issue will not have a material adverse impact on the Company's operating results, however, no assurance can be given since the effect of third-party non-compliance cannot be fully determined.

Material Changes in Results of Operations

        Revenues for the Company's beef products were $1,045,948 and $2,309,024 for the quarter and six-month period ended September 30, 1999, respectively. Sales levels have not changed materially from prior year periods. The results for the quarter and six-month period in the prior year quarter and six-month period were $1,086,444 and $2,235,319, respectively. Gross profit from beef products was $425,906 for the six-month period ended September 30, 1999, as compared with $435,944 gross profit for the same period last year. The cost of beef products as a percentage of sales was 81.6% for the six months ended September 30, 1999, as compared to 80.5% for the six months ended September 30, 1998. The increase in the cost of beef product percentage is due primarily to the introduction of marinated beef products during the six months ended September 30, 1999, as compared with the previous year's period.

        The Company is selling Heritage Lifestyle Lite Beefr in 108 selected stores out of the southern California and Nevada divisions of a major supermarket chain. In all divisions, the nationwide supermarket chain has in excess of 2,000 stores. While these prospects have the potential for significantly increasing the Company's beef sales, there can be no guarantee that such will be the case.

        Revenues from the sale of oil were $25,697 and $39,767 for the quarter and six months ended September 30, 1999, respectively.
Revenue from oil sales was $12,519 for the same prior year periods. Production costs were $21,206 and $27,020 for the same quarter and six-month periods, respectively. Oil revenues are expected to increase in future periods, as more Company properties are placed in production.

        Interest income for the current quarter and six months ended September 30, 1999, is less than the level during the same prior year periods, due to a higher level of cash and cash equivalents being maintained in the prior year.

        Selling expenses of $37,505 for the current quarter have increased from the prior year amount of $21,766. This increase results mainly from increased product demonstration costs. Selling expenses of $60,202 for the current six-month period have also increased from that of the prior year period of $43,806. This increase results from the demonstration costs previously mentioned and
additional outside sales representation costs.   General and
administrative costs have decreased to $101,137 and $192,422 for the quarter and six-month period ended September 30, 1999, as compared to $181,197 and $331,799 for the same periods last year. This is a result of decreased professional fees and public relations costs during the 1999 periods.

 	On a consolidated basis, the Company had a net income for the current six-month period of $194,208 or $.02 per share. The comparable result for the prior fiscal year was a net income of
$103,749 or $.01 per share.   The primary reason for the change from
1998 to 1999 was a decrease in Company expenses together with the effects of increased oil sales.


Material Changes in Financial Position

        The Company's equity capital has shown an increase of $1,342,691 since March 31, 1999, the previous fiscal year-end. This increase is primarily the result of the net income of $194,208 for the six months ended September 30, 1999, and the issuance of common stock in connection with oil and gas property acquisitions.

    	The working capital of the Company was $337,310 at September 30, 1999, a decrease from the working capital of $468,107 reported at
March 31, 1999.   Current assets decreased $107,502 during the current
six-month period due to funds required for additions to the oil and gas properties and equipment to be used on the oil and gas properties. Current liabilities increased $23,295, resulting in a decrease in the overall working capital position of $130,797 during the six months ended September 30, 1999.

   	The total assets of the Company were $28,114,091 at September 30, 1999, which is $1,365,986 greater than total assets at the previous year end. This increase in total assets is primarily due to property acquisitions and the capitalization of oil and gas development costs on the Company's oil and gas properties for the current six months.

  	The Company's operating activities provided $49,332 in cash flow for the six months ended September 30, 1999, as compared to $206,243 during the prior year period. The cash provided in the current period was primarily from net income. Investing activities used $339,999 of cash during the six months ended September 30, 1999, due to additions to the oil and gas properties. Investing activities used cash of $998,208 for the six months ended September 30, 1998, also due to additions to oil and gas properties. No cash was used or provided by financing activities in the current six-month period. During the prior year period $53,183 was provided from the collection of a note receivable.

Part II - Other Information

UNITED HERITAGE CORPORATION
---------------------------

        Item 1. Legal Proceedings

                        The Company and its subsidiaries are not a party to
                any material legal proceedings.

        Item 2. Change in Securities

                        On August 23, 1999, the Company sold 225,000 shares of
                common stock not registered under the Securities Act of 1933, as amended, to Magnum Financial Corporation, L.L.C.
                for a consideration of services to be rendered valued at $105,525, pursuant to a registration exemption pursuant to ss. 4(2) of the Securities Act of 1933, as amended, relying on the fact that there was no public offering to a single sophisticated offeree and the purchaser bought for investment purposes.

        Item 3. Defaults upon Senior Securities

                        None

        Item 4. Submission of Matters to a Vote of Security Holders

                        The annual meeting of stockholders of the Company was
                held on August 23, 1999. The stockholders voted on the following matters: (1) electing the directors of the Company to serve for the ensuing year; (2) authorization giving the Board the right to amend the Articles of Incorporation to effect a reverse stock split; (3) approving the appointment of Weaver and Tidwell, L.L.P., as the independent auditors of the Company for the fiscal year ending March 31, 2000; (4) approving other business issues of the Company.

                        The results of the voting for the election of
                directors was as follows:

                Name of nominee              For             Withheld
                ---------------          ----------          --------
                Walter G. Mize           94,118,211          908,346
                Harold L. Gilliam        94,129,326          897,231
                Joe Martin               94,128,926          897,631
                C. Dean Boyd             94,123,526          903,031
                Theresa D. Turner        94,121,826          904,731

                                                                Page 13
Part II - Other Information

        Item 4. (continued)

                        The results of the voting for giving discretion to the
                Board to amend the Articles of Incorporation to effect a reverse stock split were as follows:

                For          Against         Abstain      Broker Non-votes
            92,659,260      1,697,578         71,921          597,798

                        The results of the voting for approving the
                appointment of Weaver & Tidwell, L.L.P., or such other firm appointed by the Board of Directors prior to the meeting, as the independent auditors of the Company for the fiscal year ending March 31, 2000, were as follows:

                For          Against         Abstain      Broker Non-votes
            94,131,563       189,315         107,881           597,798

                        The results of the voting for approval of other
                business of the Company were as follows:

                For          Against         Abstain      Broker Non-votes
            94,011,591       247,250         169,918           597,798

                        All proposals were approved by the vote of the
                shareholders.

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

                                                UNITED HERITAGE CORPORATION




Date: November 10, 1999                         /s/ Walter G. Mize
                                                ------------------
                                                Walter G. Mize, President




Date: November 10, 1999                         /s/ Harold L. Gilliam
                                                ---------------------
                                                Harold L. Gilliam, Chief
                                                Financial Officer

                             INDEX TO EXHIBITS


        Exhibit Number                Description
        --------------          -----------------------
            27                  Financial Data Schedule