Form 10-Q
period 1999-12-31
UNITED HERITAGE CORP
filed 2000-02-11
CIK 354567

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
 [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999; or

 [   ]     Transition report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period from ________________ to ___________________.

                           Commission File No. 0-9997

                           United Heritage Corporation
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         Utah                                        87-0372826
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                   2 North Caddo Street, Cleburne, Texas 76031
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (817) 641-3681
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X        NO
    --------        --------

         The number of shares of common stock, $0.001 par value, outstanding at December 31, 1999, was 9,966,265 shares.

UNITED HERITAGE CORPORATION
INDEX


Part I - Financial Information                                                                 Page Number
           Item 1 - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets
                  at December 31, 1999 and March 31, 1999                                          2

                  Consolidated Condensed Statements of Income
                  for the Three Months and Nine Months ending
                  December 31, 1999 and December 31, 1998                                          4

                  Consolidated Condensed Statements of Cash
                  Flows for the Nine Months ended December 31,
                  1999 and December 31, 1998                                                       5

                  Notes to Consolidated Condensed Financial
                  Statements                                                                       6

           Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                 9

           Item 3 - Quantitative and Qualitative Disclosures About Market Risk                    11

           Forward-Looking Statements                                                             11

Part II  - Other Information

           Item 1 -Legal Proceedings                                                              12

           Item 2- Changes in Securities                                                          12

           Item 3 - Defaults upon Senior Securities                                               12

           Item 4- Submission of Matters to a Vote
                  of Security Holders                                                             12

           Item 5- Other Information                                                              12

           Item 6- Exhibits and Reports on Form 8-K                                               12

Signatures                                                                                        14


UNITED HERITAGE CORPORATION

Part I, Item 1.  Financial Statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               December 31,             March 31,
                                                                                   1999                   1999
                                                                           --------------------   ---------------------
                                                                                UNAUDITED
ASSETS

CURRENT ASSETS
         Cash and cash equivalent                                                  $    61,472             $   440,805
         Accounts receivable - trade                                                   158,180                  60,809
         Inventory                                                                     103,317                 126,326
         Other current assets                                                           66,580                  34,575
                                                                           --------------------   ---------------------
                  Total Current Assets                                                 389,549                 662,515
                                                                           --------------------   ---------------------

PROPERTY AND EQUIPMENT, at cost                                                        168,710                 114,649
         Less accumulated depreciation                                                 (83,471)                (71,515)
                                                                           --------------------   ---------------------
         Net Property and Equipment                                                     85,239                  43,134
                                                                           --------------------   ---------------------

OIL AND GAS PROPERTIES                                                              27,573,611              26,042,456
         Less accumulated                                                               (5,807)                     --
                                                                           --------------------   ---------------------
         Net Oil and Gas Properties                                                 27,567,804              26,042,456
                                                                           --------------------   ---------------------

                               TOTAL ASSETS                                        $28,042,592             $26,748,105
                                                                           ====================   =====================


                           UNITED HERITAGE CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED


                                                                               December 31,            March 31,
                                                                                   1999                  1999
                                                                           --------------------   --------------------
                                                                                UNAUDITED
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses                                     $   221,690            $   194,408
                                                                           --------------------   --------------------
                  Total Current Liabilities                                            221,690                194,408
                                                                           --------------------   --------------------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value;
                  125,000,000 shares authorized;
                  shares issued and outstanding:
                  9,966,265  shares at December 31, 1999                                 9,966                     --
                  9,747,062  shares at March 31, 1999                                       --                  9,747
         Additional paid-in capital                                                 34,736,779             33,462,530
         Accumulated deficit                                                        (6,832,799)            (6,918,580)
         Deferred compensation                                                         (93,044)                    --
                                                                           --------------------   --------------------
                  Total Shareholders' Equity                                        27,820,902             26,553,697
                                                                           --------------------   --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $28,042,592            $26,748,105
                                                                           ====================   ====================


See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              December 31                        December 31

                                                          1999             1998              1999              1998
                                                     --------------   --------------   ----------------  ---------------
REVENUES
     Processed beef products                            $  589,348       $1,064,438         $2,898,372       $3,299,758
     Oil sales                                              26,152           11,274             65,919           23,794
                                                     --------------   --------------   ----------------  ---------------
TOTAL REVENUE                                              615,500        1,075,712          2,964,291        3,323,552
                                                     --------------   --------------   ----------------  ---------------

COSTS AND EXPENSES
     Processed beef products                               524,075          859,642          2,407,193        2,659,017
     Oil production costs                                   13,550               --             40,570               --
     Selling                                                45,071           32,443            105,273           76,249
     General and administrative                            141,887          161,738            334,309          493,538
                                                     --------------   --------------   ----------------  ---------------
TOTAL COSTS AND EXPENSES                                   724,583        1,053,823          2,887,345        3,228,804
                                                     --------------   --------------   ----------------  ---------------

 INCOME (LOSS) from Operations                            (109,083)          21,889             76,946           94,748

OTHER INCOME

     Interest income                                           660            7,985              8,839           38,876
                                                     --------------   --------------   ----------------  ---------------

NET INCOME (LOSS)                                       $ (108,423)      $   29,874         $   85,785       $  133,624
                                                     ==============   ==============   ================  ===============


Net Income (Loss) Per Common Share                      $    (0.01)      $     0.00         $     0.01       $     0.01
                                                     ==============   ==============   ================  ===============

Weighted average number of common shares                 9,962,520        9,740,051          9,888,961        9,740,036
                                                     ==============   ==============   ================  ===============


See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                              December 31,             December 31,
                                                                                  1999                     1998
                                                                           --------------------   ---------------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                        $  85,785             $   133,624
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and depletion                                                        17,762                   7,210
      Deferred compensation                                                             12,482                  26,104
      Stock grants as compensation                                                          --                   5,315
      Changes in assets and liabilities:
         (Increase) decrease in interest receivable                                         --                  (2,000)
         (Increase) decrease in accounts receivable                                    (97,371)               (121,089)
         (Increase) decrease in inventory                                               23,008                  26,847
         (Increase) decrease in other current assets                                   (32,005)                  9,948
         Increase (decrease) in accounts payable
             and accrued expenses                                                       27,282                  99,196
                                                                           --------------------   ---------------------
NET CASH provided by operating activities                                               36,943                 185,155
                                                                           --------------------   ---------------------

CASH FLOW FROM INVESTING ACTIVITIES
      Additions to oil and gas properties                                             (362,215)               (954,882)
      Additions to property and equipment                                              (54,061)               (247,124)
      Proceeds from sale of property and equipment                                          --                  53,183
      Collections of proceeds from sale of building                                         --                  30,000
                                                                           --------------------   ---------------------
         NET CASH provided by (used in) investing activities                          (416,276)             (1,118,823)
                                                                           --------------------   ---------------------

CASH FLOW FROM FINANCING ACTIVITIES
      Costs for new stock capitalized to paid in capital                                    --                 (30,063)
                                                                           --------------------   ---------------------
NET CASH provided by (used in) financing activities                                         --                 (30,063)
                                                                           --------------------   ---------------------


Increase (decrease) in cash and cash equivalents                                      (379,333)               (963,731)

Cash and cash equivalents at beginning of period                                       440,805               1,390,416
                                                                           --------------------   ---------------------

Cash and cash equivalents at end of period                                           $  61,472             $   426,685
                                                                           ====================   =====================


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

NOTE 2 - INVENTORY

         Inventory consists of the following:


                                                                  December 31, 1999             March 31, 1999
                                                                  -----------------             --------------
                 Lite beef                                             $ 40,421                   $ 101,953
                 Oil in Tanks                                            62,896                      24,373
                                                                       --------                   ---------
                                                                       $103,317                   $ 126,326
                                                                       ========                   =========


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

          A favorable valuation report was received and the transaction closed on February 11, 1997. The unproven properties were recorded at their estimated fair value of $23,676,250. As exploration and development progresses, the capitalized costs are periodically assessed for impairment.

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

          In June, 1999, the Company acquired approximately 20,000 leasehold acres in southeastern New Mexico through the issuance of 1,800,000 shares of common stock. Pending further engineering study, this property is considered unproved as of December 31, 1999.

NOTE 4  - OIL AND GAS PRODUCING ACTIVITIES

          During the quarter ended June 30, 1999, the Company completed an evaluation of estimated recoverable reserves from existing wells using existing recovery techniques for the South Texas property. The results of this evaluation has proved the following estimates of recoverable quantities of oil:

PROVED RESERVES


Beginning of period                                                                              0  barrels
         Extensions and discoveries                                                     25,398,000  barrels
         Production (Quarter ending June 30, 1999)                                          (1,407) barrels
         Production (Quarter ending September 30, 1999)                                     (1,839) barrels
         Production (Quarter ending December 31, 1999)                                      (1,552) barrels
                                                                                           -------
December 31, 1999 Reserves                                                              25,393,202  barrels
                                                                                        ==========


          The present value of the estimated future cash inflows from proved reserves discounted at 10% is estimated to be $115,488,000 as follows:


         Future cash inflows                                                                  $346,124,000
         Future production costs                                                               (90,761,000)
         Future development costs                                                               (4,652,000)
         Future income tax expense                                                             (82,826,000)
                                                                                              -----------
         Future Net Cash Flow                                                                  167,885,000
         Less 10% annual discount for
            Estimated timing of cash flows                                                     (52,397,000)
                                                                                              -----------
         Standardized Measure                                                                 $115,488,000
                                                                                              ============


                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 5  - CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. During the year ended March 31, 1999 and the nine months ended December 31, 1999, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits.

          Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States. Receivables from one customer at December 31, 1999 comprised approximately 75% of the trade receivables balance. No allowance for doubtful accounts has been provided, since recorded amounts are determined to be fully collectible.

NOTE 6 - NET INCOME PER COMMON SHARE

          Income per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 1999 and December 31, 1998, after adjustment for the reverse stock split (See Note 9).

NOTE 7 - INCOME TAXES

          As of March 31, 1999, the Company had net operating loss carryovers of approximately $4,740,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2013 if not previously utilized.

NOTE 8 - ESTIMATES

          The preparation of interim financial statements as of December 31, 1999, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  9  - REVERSE COMMON STOCK SPLIT

          On November 1, 1999, the Company effected a ten-for-one reverse common stock split as had been previously approved by the shareholders. The data shown for prior periods relating to common shares has been retroactively adjusted to reflect the reverse stock split. Also, the Company's Shareholders' Equity accounts have been retroactively adjusted. There was no effect on total Shareholders' Equity as a result of the reverse stock split.

UNITED HERITAGE CORPORATION

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

          During the prior quarter ended September 30, 1999, the Company, through the services of an independent engineer, completed an updated evaluation of estimated recoverable reserves from existing wells using existing recovery methods for the oil field in South Texas. Projected oil reserves are an estimated 25,398,000 bbls. for a total estimated present value of approximately $170,000,000.

          The Company has experienced no adverse impact on operations, as a result of change in the date to year 2000. All computer software used by the Company are standard packages developed by major software companies. Software updates were secured as needed to be year 2000 compliant. The Company has contacted all of its major vendors and service providers requesting assurance of their compliance to year 2000 issues as such issues relate to business conducted between themselves and the Company.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Revenues for the Company's beef products were $589,348 and $2,898,372 for the quarter and nine-month period ended December 31, 1999, respectively. Sales levels have declined from prior year periods due primarily to a lower volume of beef sold to the Company's largest customer. This was due to a change in the customer's ownership; however, after the transition period, sales levels are expected to equal or exceed prior amounts. Revenues for the quarter and nine-month period in the prior year were $1,064,438 and $3,299,758, respectively. Gross profit from beef products was $491,179 for the nine-month period ended December 31, 1999, as compared with $640,741 gross profit for the same period last year. The cost of beef products as a percentage of sales was 83% for the nine months ended December 31, 1999, as compared to 81% for the nine months ended December 31, 1998. The increase in the cost of beef product over the same period last year is due primarily to the costs of introducing a line of preseasoned and marinated beef products during the nine months ended December 31, 1999. These increased costs can be expected to continue as the Company continues its development of this product line.

          The Company presently sells Heritage Lifestyle Lite Beef-Registered Trademark- to a major supermarket chain. This chain stocks the Company's beef in its southern California and Nevada divisions (approximately 108 stores). While the Company is urging its customer to offer the Company's beef products in some or all of its approximately 2,400 additional stores in other areas, there can be no assurance that these efforts will succeed.

          Revenues from the sale of oil were $26,152 and $65,919 for the quarter and nine months ended December 31, 1999, respectively. Revenues from oil sales were $11,274 and $23,794 for the same prior year periods. Revenues have increased for the current year due to greater production and higher prices. Production costs were $13,550 and $40,570 for the quarter and nine-month periods ended December 31, 1999. Oil revenues are expected to increase in future periods, as more Company properties are placed in production.

          Interest income for the current quarter and nine months ended December 31, 1999, is less than the level during the same prior year periods, due to a higher level of cash and cash equivalents being maintained in the prior year.

          Selling expenses of $45,071 for the current quarter have increased from the prior year amount of $32,443. This increase results mainly from increased outside sales costs. Selling expenses of $105,273 for the current nine-month period have also increased from that of the prior year period of $76,249. This increase results from the outside sales costs previously mentioned and additional demonstration costs of marinated product. General and administrative costs have decreased to $141,887 and $334,309 for the quarter and nine-month period ended December 31, 1999, as compared to $161,738 and $493,538 for the same periods last year. This is a result of decreased professional fees and public relations costs during the 1999 periods.

          On a consolidated basis, the Company had a net income for the current nine-month period of $85,785 or $.01 per share. The comparable result for the prior fiscal year was a net income of $133,624 or $.01 per share. The primary reason for the change from 1998 to 1999 was a decrease in Company beef sales, offset partially by decreased general and administrative expenses.

MATERIAL CHANGES IN FINANCIAL POSITION

          The Company's equity capital has shown an increase of $1,267,205 since March 31, 1999, the previous fiscal year-end. This increase is primarily the result of the net income of $85,785 for the nine months ended December 31, 1999, and the issuance of common stock in connection with oil and gas property acquisitions.

          The working capital of the Company was $167,859 at December 31, 1999, a decrease from the working capital of $468,107 reported at March 31, 1999. Current assets decreased $272,966 during the current nine-month period due to funds required for additions to the oil and gas properties and equipment to be used on the oil and gas properties. Current liabilities increased $27,282, resulting in a decrease in the overall working capital position of $300,248 during the nine months ended December 31, 1999.

          The total assets of the Company were $28,042,592 at December 31, 1999, which is $1,294,487 greater than total assets at the previous year-end. This increase in total assets is primarily due to property acquisitions and the capitalization of oil and gas development costs on the Company's oil and gas properties for the current nine months.

          The Company's operating activities provided $36,943 in cash flow for the nine months ended December 31, 1999, as compared to $185,155 during the prior year period. The cash provided in the current period was primarily from net income. Investing activities used $416,276 of cash during the nine months ended December 31, 1999, due to additions to the oil and gas properties. Investing activities used cash of $1,118,823 for the nine months ended December 31, 1998, also due to additions to oil and gas properties. No cash was used or provided by financing activities in the current nine-month period. During the prior year period $30,063 was used for issuance costs of common stock.

Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk

          Pursuant to the Instructions to Item 305(e) of Regulation S-K, no disclosure is required.

                           FORWARD-LOOKING STATEMENTS

          This report contains certain forward-looking statements. Examples of these statements include estimates of oil and gas reserves and the potential for increased sales of beef products. Others may exist as well.

          There can be no assurance that any forward-looking statements will occur or that they will occur as anticipated. For additional information, see the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

UNITED HERITAGE CORPORATION

Part II - Other Information

          Item 1.   Legal Proceedings

                  The Company and its subsidiaries are not a party to any material legal proceedings.

          Item 2.  Change in Securities

         (a) Effective November 1, 1999, the Company filed Articles of Amendment to the Articles of Incorporation with the Utah Division of Corporations effectuating a one-for-ten reverse stock split on the Company's Common Stock, par value $.001 per share. The Company filed a report on Form 8-K with respect to this amendment. See Part II, Item 6(b).

         (c) On November 22, 1999, the Company issued to Sierra Blanca Petroleum Energy, Inc. 6,500 shares of the Company's Common Stock, par value $.001 per share. These shares were part of the consideration given by the Company in exchange for oil and gas leases in Chaves, Roosevelt, and Lea Counties, New Mexico and all equipment associated with these leases.

               The Company believes that this issuance was exempt from the registration requirements of the Securities Act of 1993, as amended, by reason of Section 4(2) of that act. Facts related to this exemption include: (a) there was no public offering of these securities, (b) the securities were sold to a small number of investors, (c) some or all of whom were "accredited investors",
               (d) some to the investors had a pre-existing business relationship with the Company's president, and (e) all of the investors represented that they were purchasing for investment purposes and not with a view to the distribution of these securities.

          Item 3.  Defaults upon Senior Securities

                          None.

          Item 4.  Submission of Matters to a Vote of Security Holders

                          None.

          Item 5.    Other Information

                          None

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)    Exhibits.

                          27       Financial Data Schedule

                   (b)    Reports on Form 8-K

                          On November 2, 1999, the Company filed a report on
                   Form 8-K (Item 5), describing a one-for-ten reverse stock split on its Company's Common Stock, par value $.001 per share.

UNITED HERITAGE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED HERITAGE CORPORATION

                                            By: /s/ Walter G. Mize
                                               --------------------------------
Date: February 10, 2000                            Walter G. Mize, President


                                            By: /s/ Harold L. Gilliam
                                               --------------------------------
Date: February 10, 2000                            Harold L. Gilliam, Secretary

                                INDEX TO EXHIBITS

           Exhibit Number                      Description
           --------------                      -----------

                27                       Financial Data Schedule