Form 10-K405
period 2000-03-31
UNITED HERITAGE CORP
filed 2000-06-29
CIK 354567

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
     Mark One:
              [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2000, OR;

              [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ______________ to ______________.

              Commission File Number 0-9997

                           UNITED HERITAGE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              UTAH                                     87-0372864
----------------------------------       --------------------------------------
    (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NO.)

        2 North Caddo Street, P. O. Box 1956, Cleburne, Texas 76033-1956
-------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (817) 641-3681
-------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                ON WHICH REGISTERED
               -------------------                -------------------
         Common Stock, $0.001 par value          Boston Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Common Stock, $.001
                                                             par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of common stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of the Common Stock, quoted on the National Association of Securities Dealers Automated Quotation System on June 15, 2000, was $7,260,957. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. As of June 15, 2000, 10,152,869 shares of Common Stock were outstanding.

         Documents Incorporated by Reference: Portions of the Company's Proxy Statement to be dated not later than 120 days after the end of the Company's most recent fiscal year, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 2000 Annual Meeting of Shareholders of United Heritage Corporation are incorporated by reference into Part III.

                           FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF UNITED HERITAGE CORPORATION (THE "COMPANY"). CERTAIN IMPORTANT RISKS COULD CAUSE RESULTS TO DIFFER MATERIALLY THAN THOSE ANTICIPATED BY SOME OF THE FORWARD-LOOKING STATEMENTS. SOME, BUT NOT ALL, OF THE IMPORTANT RISKS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SUGGESTED BY THE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHER THINGS,

     - CHANGES IN PRICES OR THE AVAILABLE SUPPLY OF SUITABLE BEEF FOR USE IN THE COMPANY'S BEEF PRODUCTS.

     - REDUCTIONS IN PURCHASES BY THE COMPANY'S PRINCIPAL CUSTOMER FOR ITS BEEF PRODUCTS.

     - SHIFTS IN CONSUMER BUYING HABITS TO OTHER MEAT PRODUCTS OR TO VEGETABLE SUBSTITUTES.

     - ADVERSE CHANGES IN THE PRICES FOR OIL AND GAS, INCLUDING CHANGES BROUGHT ABOUT BY GOVERNMENTAL ENTITIES.

     -   INACCURACY OF ESTIMATES OF THE COMPANY'S OIL AND GAS RESERVES.

     - INEFFECTIVENESS OF THE RECOVERY METHODS THAT THE COMPANY PLANS TO USE IN ITS OIL AND GAS OPERATIONS.

     - OTHER UNCERTAINTIES, ALL OF WHICH ARE DIFFICULT TO PREDICT AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY.

THE COMPANY DOES NOT INTEND TO UPDATE FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         United Heritage Corporation (the "Company") has its principal office in Cleburne, Texas, and operates its business through its wholly-owned subsidiaries, National Heritage Sales Corporation ("National"), UHC Petroleum Corporation ("Petroleum"), UHC Petroleum Services Corporation ("Services"), and UHC New Mexico Corporation ("New Mexico") (collectively, the
"Subsidiaries"). The Company is a Utah corporation formed in 1981. The Company currently has eleven employees.

DESCRIPTION OF BUSINESS

         The Company's subsidiaries conduct business in two segments. Through National, the Company engages in operations in the beef industry, involved in fresh beef sales, ultimately supplying beef products to grocery store chains for retail sale to consumers. The Company's other subsidiaries are engaged in activities related to the oil and gas industry. Petroleum is the holder of oil and gas interests in South Texas that produce from the Val Verde Basin. New Mexico holds properties in the southeastern New Mexico portion of the Permian Basin oil field.

         PRODUCTS AND OPERATIONS.

         BEEF. The Company sells "lite" beef products that have been produced to its specifications. These "lite" beef products come from heavy, grain-fed beef animals that meet the USDA's definition of "lite." The basic raw material, carcass beef, is acquired by the Company through a network of independent producers or slaughterhouses. To insure continued compliance of and consistency in its products, the Company's quality control agent is present each time the beef products are fabricated, and all fabrication is done in USDA inspected facilities.

         An emerging segment of the beef industry deals with beef products that naturally contain less fat than typical choice beef. Typical choice beef has been the object of criticism by health authorities due to its high fat content, resulting in a portion of beef purchasers selecting alternate food choices, such as poultry or fish. The "lite" beef concept has been a response to health-conscious consumers' demand for beef with reduced levels of fat. The Company produces its "lite" beef product under the United States Department of Agriculture ("USDA") Food Safety and Inspection Service's Final Rule on Nutrition Labeling of Meat and Poultry Products. "Lite" beef is defined there as having at least 50% less fat and one-third less calories than typical choice beef, as defined by USDA Handbook 8-13.

         Because of limited product life, the Company's policy is not to maintain an inventory of beef products, and the Company only produces beef products as orders are received from grocery chains. After production, beef products are frozen and shipped via refrigerated carriers to grocery chains. Approximate production capacity is currently 2,000 head of beef per week. A factor that may limit the Company's ability to produce these beef products is the number of head of cattle available which meet the carcass specifications required by the Company's standards. Based on its contacts with various feed yards throughout the country, management estimates that the current supply of these cattle available to the Company at approximately 175,000 head per year.

         The Company primarily uses its own sales personnel to market its products. The Company utilizes newspaper advertising and point-of-sale information materials in connection with retail sales in grocery stores. When necessary, the Company also utilizes the services of food brokers in certain areas of the United States to act as brokers for the Company in sales of its "lite" beef product.

         The Company employs a quality control and procurement agent who is always present in the plant when the "lite" beef products are produced.

         During the fiscal year ended March 31, 2000, Albertson's, Inc. accounted for 86.9% of the Company's sales of its beef products.

         OIL AND GAS. The Company's oil and gas operations were conducted through three of the Subsidiaries-Petroleum, New Mexico and Services.

         The Company's total revenues from its South Texas oil field were $87,421 during the year ended March 31, 2000. The Company acquired these properties (consisting of 10,502+/- acres (gross)) in a series of transactions completed in February 1997. The field has 120 wells in various stages of drilling or completion. The Company is currently producing from wells in this field using the Klaeger Oil Retrieval System, a mobile swabbing unit. "Swabbing" is defined as a process using a rubber and wire tool that contracts going down the well and expands as it is pulled upward by the swab line and lifts fluid out of the well casing or tubing. A swab, when pulled rapidly, exerts a suction that draws oil into the hole. It is doing all necessary "re-work" to put all wells capable of production into production. "Re-work" is defined as work performed on a well after its completion, in an effort to secure production where there has been none, restore production that has ceased, or increase production.

         Because of the nature of the formation containing the oil, the Company's consulting engineers have advised that using an Alkaline-Surfactant-Polymer flood method of recovery could produce at least 60% of the oil-in-place. The Alkaline-Surfactant-Polymer method of recovery ("A-S-P") is a technique that combines three methods to achieve a synergistic effect. The proper combination and injection of these chemicals has been used to optimize the pH of the oil reservoirs, lower the interfacial tensions allowing the oil to flow more easily, reverse the wettability of the formation rock to make the oil more susceptible to migration to the producing wellbores, and provide a means to literally push the oil to the producing wells. The consultant's experience in other fields and the results of the laboratory testing of the formation rock, oil, and water from the Field indicate that the A-S-P method has the potential to allow oil recovery greater than any of the proven methods presently available to the Company. The Company continued the A-S-P pilot flood, proceeding as directed by the engineering firm that designed the project. The engineering firm will report on the project as sufficient data is collected. As anticipated, production from the pilot was not a significant factor.

         In June 1999, the Company acquired approximately 20,000 leasehold acres (gross) in southeastern New Mexico in exchange for 197,500 shares of common stock issued through a private placement. The Company is seeking to implement a program to obtain access to more than 200 of the 294 existing wells for increased production of oil and gas. In certain cases, roads to well sites will have to be rebuilt. Once the Company has access to the well sites, it can rework many of the wells and thereby increase production. Also, the Company is laying new gas lines in parts of the field for the purpose of tying in some of the existing wells. Further, the Company may drill additional wells in the field. Pending further engineering study, at March 31, 2000, a determination cannot be made about the extent of oil reserves that should be classified as proved reserves as a result of this project. The project evaluation is expected to be completed before March 31, 2001.

         In March 2000, the Company negotiated a $2.0 million revolving credit facility from First Savings Bank of Arlington, Texas. The credit facility has a term of one year from April 25, 2000 and is evidenced by promissory note. Interest accrues at 1.0% above the prime rate published in THE WALL ST. JOURNAL. The Company's largest shareholder has provided collateral for this loan.

         The Company plans to use funds drawn on this facility to fund costs of re-working and developing the South Texas and New Mexico oil fields and to purchase two additional swabbing units for use in the South Texas Field.

         Services was formed to act as the operating company for Petroleum's South Texas leases and became the operator on September 1, 1997. Its operations are not expected to contribute significantly to the Company's consolidated earnings.

COMPETITION.

         BEEF. The beef market is dominated by large, well-established companies that have large consumer recognition, large sales forces and extensive marketing budgets. The Company must continue to offer specialty products such as its "lite" beef products to compete with these companies. The Company intends to be competitive in the market by offering a high quality, healthier alternative to other beef products and to appeal to a more health-conscious consumer who would like to eat beef, but wants a lower-fat alternative. The Company is at a competitive disadvantage with regard to the price of its product in comparison to regular beef and the limited funds the Company can devote to advertising.

         OIL AND GAS. The oil and gas business is highly competitive and has few barriers to entry. The Company competes with other oil and gas companies and investors in searching for, and obtaining, future desirable prospects, the securing of contracts with third parties for the development of oil and gas properties, the contracting for the purchase or rental of drilling rigs and other equipment necessary for drilling operations, and the purchase of equipment necessary for the completion of wells, as well as in the marketing of any oil and gas which may be discovered. Many of the Company's competitors are larger than the Company and have substantially greater access to capital and technical resources than does the Company and may therefore have a significant competitive advantage. Also, many of the Company's competitors are capable of making a greater investment in a given area than is the Company.

FINANCIAL INFORMATION BY SEGMENT.

         Revenues, net income, and identifiable assets are presented below for the last three fiscal years:

                     FOR THE YEARS ENDED AND AS OF MARCH 31,
                                         2000           1999               1998
                                        -----           ----               ----
Revenue:
         Beef Products               $3,164,627      $4,347,944         $2,906,167
         Corporate (Parent)               9,012          45,233              9,033
         Oil and Gas                     87,421          24,202             24,443

Net Income (Loss):
         Beef Products                  239,650         542,373            185,101
         Corporate (Parent)            (303,253)       (381,290)          (595,846)*
         Oil and Gas                     16,045          22,374             23,515

Identifiable Assets:
         Beef Products                  138,265         229,075            192,472
         Corporate (Parent)             154,061         452,056          1,468,639
         Oil and Gas                 27,802,345      26,066,974         24,774,389

--------------------------
         *Includes an impairment loss of $217,016 from the write-down of the uncollectable portion of the basis of a note after the proceeds of the sale of foreclosed property were applied. For a more detailed explanation, see the financial statements and related footnotes.

ITEM 2.           PROPERTIES

         The Company operates out of offices provided by Walter G. Mize, Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Mize provides the office space and equipment without charge to the Company.

         The Company owns leases of an oil field in Edwards County, Texas, consisting of approximately 10,502 acres (gross) producing from the Val Verde Basin. TEC Engineering Group, Tyler, Texas, independent petroleum engineers have estimated the Company's proved oil and gas reserves of 22,465,635 barrels at March 31, 2000, for this field. Proved developed reserves at March 31, 2000, were 912,666 barrels.

         The Company's New Mexico fields consist of approximately 20,000 leasehold acres (gross) in southeastern New Mexico in the Permian Basin field. Although currently under evaluation, a determination has not been made regarding the proved reserves of these fields.

ITEM 3.           LEGAL PROCEEDING

         The Company and its subsidiaries are not a party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of its fiscal year ended March 31, 2000.

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

         The following table sets forth, for the periods indicated, the high and low bid price per share of the Company's Common Stock as reported on NASDAQ. The NASDAQ quotations reflect prices quoted by market makers of the Company's Common Stock, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions. The table reflects the one-for-ten reverse stock split effected October 1, 1999. Previously reported amounts have been retroactively restated.

                                                                 HIGH          LOW
                                                                 ----          ---
         FISCAL YEAR ENDING MARCH 31, 2000:
         ----------------------------------
                  First Quarter                                $  9.38       $ 4.69
                  Second Quarter                                  5.00         3.75
                  Third Quarter                                   8.13         3.06
                  Fourth Quarter                                  8.25         3.13

         FISCAL YEAR ENDING MARCH 31, 1999:
         ----------------------------------
                  First Quarter                                 $12.50       $ 6.90
                  Second Quarter                                  9.40         3.80
                  Third Quarter                                  12.50         5.60
                  Fourth Quarter                                 10.90         7.20

SHAREHOLDERS

         As of June 15, 2000, there were approximately 2,298 record holders of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         The Company issued the following shares of common stock not registered under the Securities Act of 1933, as amended ("33 Act"), to the persons, on the dates, for the aggregate consideration, and pursuant to the registration exemption listed. No underwriters were used, and no underwriting discounts or commissions were paid in any of the sales.

   DATE           PURCHASER                     AMOUNT                 CONSIDERATION             EXEMPTION
   ----           ---------                     ------                 -------------             ---------
  2/03/00         Atlantis Capital               60,000                Financial Services        Section4(2) of the '33
                  Group, LLC                                                                     Act

  2/25/00         Sierra Blanca                  11,000                Exchange for Oil and      Section4(2) of the '33
                  Petroleum Energy, Inc.                               Gas Properties            Act

                  John A. Fanning                 2,993                Exchange for Oil and      Section4(2) of the '33
                                                                       Gas Properties            Act

                  Vann J. Maldonado                 787                Exchange for Oil and      Section4(2) of the '33
                                                                       Gas Properties            Act

                  Dick Glover                    17,220                Exchange for Oil and      Section4(2) of the '33
                  Company, Inc.                                        Gas Properties            Act

         The Company also granted warrants exercisable for shares of common stock not registered under the 33 Act, to the persons, on the dates, for the aggregate consideration, on the exercise terms, and pursuant to the registration exemption listed. No underwriters were used, and no underwriting discounts or commissions were paid in any of the sales.

                                                                    SHARES          EXERCISE PRICE
   DATE           PURCHASER                 CONSIDERATION         EXERCISABLE          PER SHARE         EXEMPTION
   ----           ---------                 -------------         -----------          ---------         ---------
   9/7/99         Magnum Financial          Financial               100,000        25,000 @ $10.00       Section4(2) of 33
                  Group, LLC                Services                               25,000 @ $15.00       Act
                                                                                   25,000 @ $17.50
                                                                                   25,000 @ $20.00
   2/2/00         Atlantis Capital          Financial                60,000        30,000 @ $ 7.50       Section4(2) of 33
                  Group, LLC                Services                               30,000 @ $10.00       Act

ITEM 6.           SELECTED FINANCIAL DATA

    The following selected financial data for the five years ended March 31, 2000, is derived from the consolidated financial statements of the Company. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein. The Company had a one-for-ten reverse stock split on October 1, 1999. Common stock shares and per-share amounts have been retroactively restated to reflect the reverse stock split.

                                YEAR ENDED         YEAR ENDED         YEAR ENDED         YEAR ENDED           YEAR ENDED
                                  3/31/00            3/31/99            3/31/98            3/32/97              3/31/96
INCOME DATA:
Revenues                        $3,252,048         $4,372,146         $2,933,610          $2,737,489          $1,087,229
Income (Loss)                     ($47,558)          $183,457          ($387,230)          ($192,502)          ($337,330)
Income (Loss) Per
       Share                         ($.00)              $.02             ($.04)               ($.07)              ($.20)
Weighted Average
       Number of Shares          9,905,048          9,743,118          9,652,442           2,858,473           1,648,099

BALANCE SHEET DATA:
Working Capital                   $165,840           $468,107         $1,535,155            $149,008            $508,708
Total Assets                   $28,094,671        $28,748,105        $26,435,500         $25,842,162          $1,921,285
Current Liabilities               $150,457           $194,408            $67,276            $119,403             $25,939
Long-Term Debt                         ---                ---                ---                 ---                 ---
Shareholders' Equity           $27,944,214        $26,553,697        $26,368,224         $25,722,759          $1,895,346

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The main revenues of the Company continue to be from sales of Heritage Lifestyle Lite Beef. The Company sells its lite beef to a major supermarket chain with stores in California and Nevada.

RESULTS OF OPERATIONS

         Revenues for the year ended March 31, 2000 ("Fiscal 2000") were $3,252,048, compared to revenues of $4,372,146 for the fiscal year ended March 31, 1999 ("Fiscal 1999") and $2,933,610 for the fiscal year ended March 31, 1998 ("Fiscal 1998"). The decrease in sales revenues for Fiscal 2000 is due primarily to decreased sales of beef products.

         Total operating expenses of $3,308,618 reflect a decrease in Fiscal 2000 as compared to $4,233,922 in Fiscal 1999 due to the decreased volume of beef sales. The increase of total operating expenses in Fiscal 1999 from $3,106,432 in Fiscal 1998 is due to increased beef sales.

         The net loss for Fiscal 2000 was $47,558, compared to the Fiscal 1999 profit of $183,457 and the Fiscal 1998 loss of $387,230. The Fiscal 2000 decline was the result of a decreased volume of beef sales and was due primarily to change in ownership of the Company's largest customer. The increase in the Fiscal 1999 profit over that of Fiscal 1998 was due primarily to increased beef sales during Fiscal 1999.

         BEEF PRODUCTS SEGMENT: Revenues generated by National (the "Beef Products Segment") were $3,164,627 for Fiscal 2000, representing 97.3% of total Company revenues and reflecting a decrease from Fiscal 1999 amounts. Revenue for Fiscal 2000 reflects primarily a volume decline as compared to Fiscal 1999. Beef product revenues for Fiscal 1999 of $4,347,944 showed an increase from Fiscal 1998 revenues of $2,906,167, which was due to increased sales of beef products.

         The cost of processed beef products as a percentage of revenues of 84% for Fiscal 2000 shows an increase as compared to the Fiscal 1999 percentage of 81% and is the same as the Fiscal 1998 percentage of 84%. The increase for Fiscal 2000 over that of Fiscal 1999 is due primarily to a lesser cost efficiency associated with the lower volume of beef sold.

         Selling expenses for Fiscal 2000 of $111,284 were comparable to those in Fiscal 1999. Selling expenses for Fiscal 1999 of $111,250 were less than Fiscal 1998 selling expenses of $136,980 due to the decreased use of outside sales representation for 1999.

         The Beef Products Segment reported a profit of $239,650 for Fiscal 2000, which reflects a decrease from the Fiscal 1999 profit of $542,373. The Fiscal 1999 profit had increased significantly over the Fiscal 1998 profit of $185,101. The profit changes from year to year are directly affected by the changes in beef volume during each fiscal period.

         OIL AND GAS SEGMENT: During the 2000 fiscal year, the Company began production and sales of oil and gas from proved, developed reserves. Sales during the current fiscal year were $87,421. Sales for prior years were minimal.

         Production and operating expenses were $63,474 for Fiscal 2000. No such expenses were recorded during the prior fiscal years since production had not begun until the current fiscal year. Depletion expense for Fiscal 2000 was $7,290.

         The oil and gas segment reported a profit of $16,045 for Fiscal 2000.

         IMPACT OF INFLATION: Beef sales prices are based on a multiple of current cattle costs (raw materials) and are adjusted weekly with the cattle market; therefore, the cost of raw materials (cattle) has little impact on gross profit (percentage). Cattle prices can have a significant impact on sales and, consequently, net profits. However, gross profits on a per head basis are not significantly impacted by rising beef prices since the sales prices are based on a multiple of the cost. Oil and gas prices may or may not change with inflation pressures due to other influencing factors, such as OPEC and domestic exploration policies.

         CORPORATE: General and administrative expenses of $444,630 for Fiscal 2000 were lower as compared to $575,274 as a result of decreased professional fees. General and administrative expenses for Fiscal 1999 increased from the Fiscal 1998 amount of $520,505, due to the higher professional fees of Fiscal 1999.

         Interest income of $9,012 in Fiscal 2000 decreased as compared to the interest income of $45,233 in Fiscal 1999 due to lower levels of cash and cash equivalents being maintained during the year.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY: Current assets of the Company decreased from $662,515 at March 31, 1999, to $316,297 at March 31, 2000, and current liabilities decreased from $194,408 at March 31, 1999, to $150,457 at March 31, 2000,
resulting in a decrease in overall working capital position. The working capital of the Company was $165,840 at March 31, 2000, a decrease in working capital from the $468,107 reported at March 31, 1999. The reduction in working capital results from the capital expenditures made in Fiscal 2000, primarily in oil and gas activities.

         Equity capital increased by $1,390,517 during Fiscal 2000. Stockholders' equity was $27,944,214 at March 31, 2000, as compared to $26,553,697 at March 31, 1999. The increase was due primarily to stock issued in connection with oil and gas acquisitions.

         The total assets of the Company were $28,094,671 at March 31, 2000, as compared to $26,748,105 for the previous year end. The increase in total assets results primarily from the increased investment in oil and gas activities.

         CASH FLOW: The Company's continuing operations used $1,414 of cash flow in Fiscal 2000, as compared to the generation of $367,981 in cash flow in Fiscal 1999. The decline in cash flow in Fiscal 2000 is primarily the result of the lower sales volume and the resulting change in profits as compared to Fiscal 1999. In Fiscal 1998, the cash used in continuing operations was $121,928 and was affected by increased marketing and public relations costs incurred to hire consultants to provide those services.

         Cash of $509,186 and $1,292,844 was used by investing activities during Fiscal 2000 and 1999, respectively, primarily related to capital expenditures for the oil and gas properties. Cash of $463,971 was provided by investing activities during fiscal 1998 from the collection of a note receivable of $948,750 offset by capital expenditures of $484,779 during that year.

         Cash of $186,216 was provided by financing activities in Fiscal 2000 from the issuance of common stock in connection with exercise of stock options. $24,748 was used by these activities during Fiscal 1999 due to offering costs. Cash of $967,651 was provided by financing activities in Fiscal 1998, with $870,151 resulting from sale of common stock and warrants and $97,500 from the exercise of stock options.

         CAPITAL RESOURCES: In Fiscal 2001, it is anticipated that funds will again be utilized towards the development of the oil and gas properties. In management's opinion, the anticipated funds to be derived from operations together with proceeds from equity or debt financing, as necessary, should be sufficient to meet the Company's capital and liquidity needs for the next twelve months. However, no assurance can be provided that such will be the case.

         In March 2000, the Company negotiated a $2.0 million revolving credit facility from First Savings Bank of Arlington, Texas. This loan matures on April 25, 2001, if not sooner demanded. As described in Item 1 above, the Company will use the proceeds of this facility to fund reworking and development of its oil and gas properties and for related equipment. The Company anticipates repaying this loan from its operating revenues.

         There are no additional material commitments for capital expenditures as of March 31, 2000.

YEAR 2000

         The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. The Company had not experienced interruptions from the Year 2000 issue and is not aware of any material interruptions to any of its significant suppliers or customers.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to Item 305(e) of Regulation S-K, no disclosure is required.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required to be included in this Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in accountants and no disagreements with its accountants on accounting and disclosure to report under this Item 9.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 2000 annual meeting for the fiscal year ended March 31, 2000, to be filed no later than July 29, 2000.

ITEM 11.          EXECUTIVE COMPENSATION

         This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 2000 annual meeting for the fiscal year ended March 31, 2000, to be filed no later than July 29, 2000.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 2000 annual meeting for the fiscal year ended March 31, 2000, to be filed no later than July 29, 2000.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 2000 annual meeting for the fiscal year ended March 31, 2000, to be filed no later than July 29, 2000.


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

                  Independent Auditor's Report                                          F-1

                  Consolidated Balance Sheets at March 31, 2000 and 1999                F-2

                  Consolidated Statements of Operations for the years ended
                  March 31, 2000, 1999, and 1998                                        F-4

                  Consolidated Statements of Changes in Shareholders' Equity
                  for the years ended March 31, 2000, 1999, and 1998                    F-5

                  Consolidated Statements of Cash Flows for the years ended
                  March 31, 2000, 1999, and 1998                                        F-6

                  Notes to Consolidated Financial Statements                            F-8

         2.       FINANCIAL STATEMENT SCHEDULES
                  No schedules are required because they are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

         3.       EXHIBITS

                  21       Subsidiaries of the Company.

                  23       Consent of Weaver and Tidwell, L.L.P.

                  24       Power of Attorney

                  27       Financial Data Schedule.

--------------------------------


(b)      REPORTS ON FORM 8-K.

         None filed during the last quarter of this report.

(c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

         The exhibits listed in Part IV, Item 14(a)(3) of this report, and not previously filed are included after "Signatures," below.

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


           Date:   June 28, 2000          UNITED HERITAGE  CORPORATION


                                          By: /s/ Walter G. Mize
                                             -----------------------------------
                                          Walter G. Mize, Chairman of the Board,
                                          President, and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 28th day of June, 2000.

                                               SIGNATURE, TITLE


                                  /s/ Walter G. Mize
                                  --------------------------------------------
                                  Walter G. Mize
                                  Chairman of the Board and Executive Officer
                                  (Principal Executive Officer)

                                  *   /s/ Harold L. Gilliam
                                  --------------------------------------------
                                  Harold L. Gilliam
                                  Secretary, Treasurer, Chief Financial Officer (Principal Accounting Officer)

                                  *   /s/ Joe Martin
                                  --------------------------------------------
                                  Dr. Joe Martin
                                  Director

                                  *   /s/ C. Dean Boyd
                                  --------------------------------------------
                                  C. Dean Boyd
                                  Director

                                  *   /s/ Theresa D. Turner
                                  --------------------------------------------
                                  Theresa D. Turner
                                  Director


*By: /s/ Walter G. Mize
     --------------------------
Walter G. Mize, as Attorney-in-Fact
for each of the persons indicated

                                    CONTENTS


                                                                           Page



INDEPENDENT AUDITOR'S REPORT................................................F-1


FINANCIAL STATEMENTS

     Consolidated Balance Sheets............................................F-2

     Consolidated Statements of Operations..................................F-4

     Consolidated Statements of Changes in Shareholders' Equity.............F-5

     Consolidated Statements of Cash Flows..................................F-6

     Notes to Consolidated Financial Statements.............................F-8

                           UNITED HERITAGE CORPORATION
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                                 MARCH 31, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage Corporation and subsidiaries as of March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with generally accepted accounting principles.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
June 6, 2000

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2000 AND 1999


                                                                             2000                     1999
                                                                     ---------------------    ---------------------

                               ASSETS

CURRENT ASSETS
     Cash                                                                       $ 116,421                $ 440,805
     Trade accounts receivable                                                     65,206                   60,809
     Inventories                                                                   67,297                  126,326
     Other current assets                                                          67,373                   34,575
                                                                     ---------------------    ---------------------

            Total current assets                                                  316,297                  662,515


OIL AND GAS PROPERTIES, accounted for
     using the full cost method, net of accumulated
     depletion of $7,290 for 2000 and $0 for 1999
        Proved                                                                 26,477,091                        -
        Unproved                                                                1,222,688               26,042,456
                                                                     ---------------------    ---------------------

                                                                               27,699,779               26,042,456

PROPERTY AND EQUIPMENT, at cost
     Equipment, furniture and fixtures                                            112,036                   57,929
     Vehicles                                                                      56,720                   56,720
                                                                     ---------------------    ---------------------

                                                                                  168,756                  114,649
     Less accumulated depreciation                                                 90,161                   71,515
                                                                     ---------------------    ---------------------

                                                                                   78,595                   43,134
                                                                     ---------------------    ---------------------



TOTAL ASSETS                                                                 $ 28,094,671             $ 26,748,105
                                                                     =====================    =====================


The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2000 AND 1999


                                                                             2000                     1999
                                                                     ---------------------    ---------------------

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $ 137,312                $ 181,004
     Accrued expenses                                                              13,145                   13,404
                                                                     ---------------------    ---------------------

            Total current liabilities                                             150,457                  194,408

SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value,
        5,000,000 shares authorized,
        none issued                                                                     -                        -
     Common stock, $.001 par value,
        125,000,000 shares authorized,
        issued and outstanding
        2000 - 10,111,543
        1999 - 9,747,062                                                           10,112                    9,747
     Additional paid-in capital                                                35,216,040               33,462,530
     Accumulated deficit                                                       (6,966,138)              (6,918,580)
                                                                     ---------------------    ---------------------

                                                                               28,260,014               26,553,697

     Deferred compensation and consulting                                        (315,800)                       -
                                                                     ---------------------    ---------------------

                                                                               27,944,214               26,553,697
                                                                     ---------------------    ---------------------




TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                                   $ 28,094,671             $ 26,748,105
                                                                     =====================    =====================



The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                             2000           1999          1998
                                                         -----------    -----------    -----------
OPERATING REVENUES
   Processed beef products                               $ 3,164,627    $ 4,347,944    $ 2,906,167
   Oil and natural gas sales                                  87,421         24,202         24,443
   Other                                                           -              -          3,000
                                                         -----------    -----------    -----------

        Total operating revenues                           3,252,048      4,372,146      2,933,610

OPERATING COSTS AND EXPENSES
   Processed beef products                                 2,663,295      3,537,075      2,439,252
   Production and operating                                   63,474              -              -
   Depreciation and depletion                                 25,935         10,323          9,695
   General and administrative                                444,630        575,274        520,505
   Selling                                                   111,284        111,250        136,980
                                                         -----------    -----------    -----------

        Total operating costs and expenses                 3,308,618      4,233,922      3,106,432
                                                         -----------    -----------    -----------

        Income (loss) from operations                        (56,570)       138,224       (172,822)

OTHER INCOME (EXPENSE)
   Interest income                                             9,012         45,233          6,033
   Interest expense                                                -              -         (3,425)
   Impairment loss                                                 -              -       (217,016)
                                                         -----------    -----------    -----------

        Income (loss) before income tax                      (47,558)       183,457       (387,230)

INCOME TAX                                                         -              -              -
                                                         -----------    -----------    -----------

        Net income (loss)                                $   (47,558)   $   183,457    $  (387,230)
                                                         ===========    ===========    ===========

Earnings (loss) per share:
   Basic                                                 $     (0.00)   $      0.02    $     (0.04)
                                                         ===========    ===========    ===========

   Diluted                                               $     (0.00)   $      0.02    $     (0.04)
                                                         ===========    ===========    ===========

Weighted average number
   of shares outstanding
   Basic                                                   9,905,048      9,743,118      9,652,442
                                                         ===========    ===========    ===========

   Diluted                                                 9,905,048      9,806,987      9,652,442
                                                         ===========    ===========    ===========

The Notes to Consolidated Financial Statements
are an integral part of these statements.              F-4

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                              Common Stock            Additional
                                          ----------------------        Paid-in       Accumulated
                                            Shares       Amount         Capital         Deficit          Other
                                          ----------    --------     ------------     ------------     ---------
Balance, March 31, 1997                    9,602,154    $  9,602     $ 32,512,272     $ (6,714,807)    $ (84,308)
    Stock issued upon exercise
      of stock options                        19,750          20          104,980                -             -
    Stock issued pursuant to
      private placement                      117,647         118          870,033                -             -
    Realization of deferred
      consulting costs                             -           -                -                -        57,544
    Net loss                                       -           -                -         (387,230)            -
                                          ----------    --------     ------------     ------------     ---------

Balance, March 31, 1998                    9,739,551       9,740       33,487,285       (7,102,037)      (26,764)
    Stock issued upon exercise
      of stock options                           500           1            5,314                -             -
    Stock issued pursuant to
      contingent shares                        7,001           7               (7)               -             -
    Rounding adjustment                           10          (1)               -                -             -
    Offering costs                                 -           -          (30,062)               -             -
    Realization of deferred
      consulting costs                             -           -                -                -        26,764
    Net income                                     -           -                -          183,457             -
                                          ----------    --------     ------------     ------------     ---------

Balance, March 31, 1999                    9,747,062       9,747       33,462,530       (6,918,580)            -
    Stock issued upon exercise
      of stock options                        74,500          75          186,175                -             -
    Stock issued pursuant to
      contingent shares                        5,204           5               (5)               -             -
    Stock issued for assets                  202,500         203        1,209,332                -             -
    Rounding adjustment                        (257)          (1)               -                -             -
    Repurchase of fractional
      shares                                      34           -              (34)               -             -
    Stock issued in exchange
      for future services                     82,500          83          358,042                -      (358,125)
    Realization of deferred
      consulting costs                             -           -                -                -        42,325
    Net loss                                       -           -                -         ( 47,558)            -
                                          ----------    --------     ------------     ------------     ---------

Balance, March 31, 2000                   10,111,543    $ 10,112     $ 35,216,040     $ (6,966,138)    $(315,800)
                                          ==========    ========     ============     ============     =========

The Notes to Consolidated Financial Statements
are an integral part of these statements.              F-5

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                             2000          1999          1998
                                                           ---------    -----------   ---------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net income (loss)                                     $ (47,558)   $   183,457   $(387,230)

     Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
            Depreciation and depletion                         25,935        10,323       9,695
            Deferred compensation and consulting
               recognized in current year                      42,325        26,764      57,544
            Stock issued for compensation                          -              -       7,500
            Impairment loss                                        -              -     217,016
            Changes in assets and liabilities:
               Accounts receivable                            (4,397)        87,576      36,555
               Inventory                                      59,029        (99,479)    (26,097)
               Other current assets                          (32,798)        32,208      15,216
               Accounts payable and
                   accrued expenses                          (43,950)       127,132     (52,127)
                                                           ---------    -----------   ---------

               Net cash provided by
                   (used in) operating activities             (1,414)       367,981    (121,928)

CASH FLOWS FROM
INVESTING ACTIVITIES:
     Capital expenditures                                   (509,186)    (1,292,844)   (484,779)
     Payments from issuance of note receivable              (173,135)             -           -
     Collections of notes receivable                         173,135              -     948,750
                                                           ---------    -----------   ---------

            Net cash provided by
               (used in) investing activities               (509,186)    (1,292,844)    463,971

The Notes to Consolidated Financial Statements
  are an integral part of these statements.              F-6

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                   (continued)


                                                             2000          1999          1998
                                                           ---------    -----------   ----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Principal payments on borrowings                      $       -    $         -   $ (243,000)
     Proceeds from loans                                           -              -      243,000
     Payments for offering costs                                   -        (30,063)           -
     Repurchase of fractional shares                             (34)             -            -
     Proceeds from issuance
        of common stock                                      186,250          5,315      967,651
                                                           ---------    -----------   ----------

            Net cash provided by
               (used in) financing activities                186,216        (24,748)     967,651
                                                           ---------    -----------   ----------

Net increase (decrease) in
     cash and cash equivalents                              (324,384)      (949,611)   1,309,694

Cash and cash equivalents, beginning of year                 440,805      1,390,416       80,722
                                                           ---------    -----------   ----------

Cash and cash equivalents, end of year                     $ 116,421    $   440,805   $1,390,416
                                                           =========    ===========   ==========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:

     Cash paid during the year for:
        Interest                                           $       -    $         -   $    3,425
                                                           =========    ===========   ==========
        Taxes                                              $       -    $         -   $        -
                                                           =========    ===========   ==========


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

     On October 21, 1998 and May 10, 1999, the Company issued 7,001 and 5,204 shares of common stock, respectively, pursuant to contingent provisions of a private placement in December 1997.

     On June 30, 1999, the Company issued 202,500 shares of common stock in exchange for the assignment of all interest in oil and gas properties and equipment. The properties were recorded at their estimated fair value of the common stock issued of $1,209,535.

     During the year ended March 31, 2000, the Company issued 82,500 shares of common stock in exchange for future services valued at $358,125.

The Notes to Consolidated Financial Statements
  are an integral part of these statements.          F-7

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, National Heritage Sales Corporation, UHC Petroleum Corporation, UHC Petroleum Services Corporation and UHC New Mexico Corporation. Sovereign Communications Corporation was dissolved on December 31, 1999 and had no activity through the date of dissolution.

         All intercompany transactions and balances have been eliminated upon consolidation.

     NATURE OF OPERATIONS

         United Heritage Corporation distributes "lite" beef products primarily on the west coast. The Company also owns various oil and gas properties located in Texas and New Mexico. The Company began production of the Texas properties during the March 31, 2000 fiscal year. The Company continues to explore and develop its oil and gas properties.

     REVENUE

         Revenue from the sale of "lite" beef products is recognized when products are delivered to customers. Oil and gas production revenues are recognized at the point of sale.

     INVENTORY

         Inventory consists of "lite" beef purchased for resale and oil in tanks, both of which are valued at the lower of cost (first-in, first-out) or market.

     OIL AND GAS PROPERTIES

         The Company follows the full cost method of accounting for oil and gas properties, which are located in the southwestern United States. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         All capitalized costs, including the estimated future costs to develop proved reserves are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects will not be amortized until proved reserves associated with the projects can be determined or until impairment occurs. Oil and gas reserves and production are converted into equivalent units based upon estimated relative energy content.

         The Company is currently participating in oil and gas exploration and development activities in New Mexico. At March 31, 2000, a determination cannot be made about the extent of oil reserves that should be classified as proved reserves as a result of this project. Consequently, the associated property costs and exploration costs have been excluded in computing amortization of the full cost pool. The Company will begin to amortize these costs when the project evaluation is complete, which is currently estimated to be during the fiscal year ending March 31, 2001.

         Potential impairment of producing properties and significant unproved properties and other plant and equipment are assessed periodically. If the assessment indicates that the properties are impaired, the amount of the impairment will be added to the capitalized costs to be amortized.

         In addition, the capitalized costs are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a 10% discount rate (based on prices and costs at the balance sheet date), of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost (net of impairments) or fair market value of unproved properties.

         Future well abandonment costs are not expected to be significant and, accordingly, no provision has been recorded in the financial statements.

     PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

              Equipment, furniture and fixtures                       3-7 years
              Vehicles                                                3-5 years

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed assuming all dilutive potential common shares were issued. Diluted earnings per share has not been presented for 2000 and 1998 since the inclusion of potential common shares would be antidilutive.

     CASH FLOWS PRESENTATION

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     ADVERTISING

         The Company expenses all advertising costs as incurred. Expense for the years ended March 31, 2000, 1999 and 1998 were $11,960, $14,477, and
         $37,744, respectively.

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

     RECLASSIFICATIONS

         Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 classifications. Such reclassifications had no effect on net income.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


NOTE 3.  CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the company to concentrations of credit risk, consist of cash equivalents and trade receivables. During the year ended March 31, 2000, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits. Cash equivalents held in money market accounts at March 31, 2000 and 1999 were $100,706 and $11,675, respectively.

     Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating within the United States and oil and gas customers. Receivables from an oil and gas customer and a food industry customer at March 31, 2000 comprised 52% and 31%, respectively, of the trade receivable balance. At March 31, 1999, receivables from one food service customer comprised approximately 100% of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible.


NOTE 4.  INVENTORY


     Inventory consists of the following:
                                                          2000                 1999
                                                        --------           -----------
         "Lite" beef held for resale                     $35,911              $101,953
         Oil in tanks                                     31,386                24,373
                                                        --------            ----------

                                                         $67,297              $126,326
                                                        ========            ==========

                 UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   OIL AND GAS PROPERTIES AND OPERATIONS

     Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31, 2000 and 1999 are as follows:


                                                                                   2000                  1999
                                                                                  -----------           -----------
         Capitalized costs of oil and gas properties:
              Proved                                                              $26,484,381           $         -
              Unproved                                                              1,222,688            26,042,456
                                                                                  -----------           -----------

                                                                                   27,707,069            26,042,456
         Less accumulated depletion, depreciation,
              and amortization                                                          7,290               -
                                                                                  -----------           -----------

                                                                                  $27,699,779           $26,042,456
                                                                                  ===========           ===========


     Costs incurred in oil and gas producing activities were as follows:


                                                                2000                 1999                  1998
                                                             ----------          ------------         -------------
         Property acquisitions
              Unproved                                       $1,209,535          $    -               $     -
         Exploration                                             57,250             1,270,690               478,153
         Development                                            397,828               -                     -
                                                             ----------          ------------         -------------

                                                             $1,664,613          $  1,270,690         $     478,153
                                                             ==========          ============         =============


     Results of operations of oil and gas producing activities for the year ended March 31, 2000, the first year of production, are as follows:


         Revenues from oil and gas producing activities:
              Sales to unaffiliated parties                                                          $       87,421
         Expenses
              Production and operating                                                                       63,474
              General and administrative                                                                        612
              Depreciation and depletion                                                                      7,290
                                                                                                     --------------


                  Total expenses                                                                             71,376
                                                                                                     --------------

         Pretax income from producing activities                                                             16,045
         Income tax expense                                                                                    -
                                                                                                     --------------

                  Results of oil and gas producing activities
                      (excluding corporate overhead)                                                 $       16,045
                                                                                                     ==============

                 UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   RELATED PARTY TRANSACTIONS

     The Company has a $300,000 unsecured revolving line of credit, bearing interest at 6%, from ALMAC Financial Corporation, a corporation owned by a major shareholder. At March 31, 2000 and 1999, no amounts were outstanding under the line of credit. Included in interest expense for the years ended March 31, 2000, 1999 and 1998 is $0, $0, and $3,425, respectively, for interest expense incurred under this agreement. The weighted average interest rate under this agreement was 8.5% for 1998.


NOTE 7.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     At March 31, 2000, 1999 and 1998, the Company operates in two business segments, the sale of processed "lite" beef products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area. Revenue recognition and other accounting policies by segment are consistent with those for the consolidated entity disclosed in Note 1.

     SEGMENT INFORMATION:

                                      2000                                 1999                               1998
                        ----------------------------------  -----------------------------------  ----------------------------------
                        Oil and Gas  Lite Beef    Total     Oil and Gas  Lite Beef    Total      Oil and Gas  Lite Beef    Total
                        ----------- ---------- -----------  ----------- ----------- -----------  ----------- ---------- -----------

Revenues from
  external customers    $    87,421 $3,164,627 $ 3,252,048  $    24,202 $4,347,944  $ 4,372,146  $    24,443 $2,906,167 $ 2,930,610
Interest revenue                             8           8        2,696      1,940        4,636         -          -           -
Depletion, depreciation
  and amortization            7,290      4,796      12,086         -         1,767        1,767         -         2,394       2,394
Segment profit               16,045    239,650     255,695       22,374    542,373      564,747       23,515    185,101     208,616
Segment assets           27,802,345    138,265  27,940,610   26,066,974    229,075   26,296,049   24,774,389    192,472  24,966,861
Expenditures for
  segment assets          1,657,323     25,535   1,682,858    1,270,690     11,603    1,282,293      478,153      1,328     479,481

RECONCILIATIONS:
REVENUES                                          2000                                  1999                                 1998
                                               -----------                          -----------                         -----------
Total revenues for
  reportable segments                          $ 3,252,048                          $ 4,372,146                         $ 2,930,610
Other revenues                                        -                                    -                                  3,000
                                               -----------                          -----------                         -----------

Total consolidated revenues                    $ 3,252,048                          $ 4,372,146                         $ 2,933,610
                                               ===========                          ===========                         ===========

PROFIT OR LOSS
Total profit for
  reportable segments                          $   255,695                          $   564,747                         $   208,616
Other profit or loss                              (303,253)                            (381,290)                           (595,846)
                                               -----------                          -----------                         -----------

Income (loss) before income
  taxes                                        $   (47,558)                         $   183,457                         $  (387,230)
                                               ===========                          ===========                         ===========

ASSETS
Total assets for
  reportable segments                          $27,940,610                          $26,296,049                         $24,966,861
Other assets                                       154,061                              452,056                           1,468,639
                                               -----------                          -----------                         -----------

Consolidated total                             $28,094,671                          $26,748,105                         $26,435,500
                                               ===========                          ===========                         ===========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS - CONTINUED

     OTHER SIGNIFICANT ITEMS:



                                            2000                                 1999
                          -------------------------------------- -------------------------------------
                             Segment                Consolidated   Segment                Consolidated
                             Totals    Adjustments     Totals      Totals    Adjustments     Totals
                          ----------   -----------  ------------ ----------  -----------  ------------
Interest revenue          $        8   $    9,004   $    9,012   $    4,636   $   40,597   $   45,233
Interest expense                 -            -            -            -            -            -
Expenditures for assets    1,682,858       28,572    1,711,430    1,282,293       10,551    1,292,844
Depletion, depreciation
  and amortization            12,086       13,849       25,935        1,767        8,556       10,323
Impairment loss                  -            -            -            -            -            -

                                           1998
                          -------------------------------------
                             Segment               Consolidated
                             Totals    Adjustments    Totals
                          ----------   ----------- ------------
Interest revenue            $    -     $    6,033   $    6,033
Interest expense                 -          3,425        3,425
Expenditures for assets      479,481        5,298      484,779
Depletion, depreciation
  and amortization             2,394        7,301        9,695
Impairment loss                  -        217,016      217,016


     Adjustments to reconcile total segment interest revenue and expense, and depreciation and amortization to consolidated totals are attributed to corporate headquarters, which is not included in segment information. The impairment loss of $217,016 was due to foreclosure on a note receivable (see Note 2) and was not allocated to current operating segments.

     The Company recorded "lite" beef sales to the following major customers for the years ended March 31:


                                          2000                          1999                           1998
                                 ---------------------         ---------------------         ----------------------
                                   Amount      Percent           Amount      Percent           Amount       Percent
                                 ----------    -------         -----------   -------         ----------     -------
         Customer A              $2,748,581      86.9%          $3,743,768     86.1%         $2,018,937       69.5%
         Customer B                  -            -                 -            -              661,004       22.7
                                 ---------------------         -----------   -------         ----------     -------

                                 $2,748,581      86.9%          $3,743,768     86.1%         $2,679,941       92.2%
                                 ==========    =======         ===========   =======         ==========    ========

NOTE 8.   STOCK OPTION PLANS

     Directors of the Company adopted the 1995 Stock Option Plan effective September 11, 1995. This Plan set aside 200,000 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8.   STOCK OPTION PLANS - CONTINUED

     Options granted under the Plan must be exercised within five years after the date of grant, but may be affected by the termination of employment.


                                   2000                         1999                        1998
                         ------------------------      -----------------------     ------------------------
                                        Weighted                      Weighted                     Weighted
                                         Average                       Average                      Average
                           Shares       Exercise         Shares       Exercise       Shares        Exercise
                         Outstanding      Price        Outstanding      Price      Outstanding       Price
                         -----------    --------       -----------    --------     -----------     --------
Beginning of year           94,500      $   2.50         94,500       $  2.50         93,500        $  2.50
     Granted                   -             -             -              -           10,000           2.50
     Exercised             (74,500)         2.50           -              -           (9,000)          2.50
     Forfeited                 -             -             -              -             -               -
     Expired                   -             -             -              -             -               -
                         -----------    --------       -----------------------     -----------     --------

End of year                 20,000      $   2.50         94,500       $  2.50         94,500        $  2.50
                         ===========    ========       ===========   =========     ===========     ========

Exercisable                 20,000      $   2.50         94,500       $  2.50         91,500        $  2.50
                         ===========    ========       ===========   =========     ===========     ========

Weighted average
     fair value of
     options granted                    $    -                        $   -                         $  1.10
                                        =========                    =========                     ========

     Stock options outstanding under the 1995 Plan are all exercisable at $2.50 per share and weighted average remaining contractual life is 0.66 years.

     Directors of the Company adopted the 1996 Stock Option Plan effective March 13, 1996. This Plan and its subsequent amendment set aside 145,000 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the company and/or its subsidiaries. Options granted under the Plan must be exercised over periods of 180 days to five years after the date of grant, but may be affected by the termination of employment.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8.   STOCK OPTION PLANS - CONTINUED

     The following schedule summarizes pertinent information with regard to the 1996 Plan for the years ended March 31, 2000, 1999 and 1998:


                                   2000                         1999                        1998
                         ------------------------      -----------------------     ------------------------
                                        Weighted                      Weighted                     Weighted
                                         Average                       Average                      Average
                           Shares       Exercise         Shares       Exercise       Shares        Exercise
                         Outstanding      Price        Outstanding      Price      Outstanding       Price
                         -----------    --------       -----------    --------     -----------     --------
Beginning of year              -           $ -            30,500       $  6.40         2,000        $  8.20
     Granted                   -             -              -              -          11,250           5.40
     Exercised                 -             -              (500)         2.50       (10,750)         10.00
     Forfeited                 -             -              -              -         (12,000)         33.80
     Expired                   -             -           (30,000)         6.30       (10,000)          7.50
                         -----------    --------       -----------    --------     -----------     --------
End of year                    -             -              -          $   -          30,500        $  6.40
                         ===========    ========       ===========    ========     ===========     ========
Exercisable                    -             -              -          $   -          30,500        $  6.40
                         ===========    ========       ===========    ========     ===========     ========
Weighted average
     fair value of
     options granted                       $ -                         $   -                        $  5.10
                                        ========                      ========                     ========

     Options granted under the two plans for the years ended March 31, 2000, 1999 and 1998 were to nonemployees and $42,325, $26,764 and $57,544, respectively, were expensed as payment for services.

     Since the Company did not grant options to employees in 2000, 1999 and 1998, there is no pro forma effect to disclose for those years in relation to compensation expense using the fair value method prescribed by SFAS No. 123.

     The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of one to two years; expected volatility of 116.8%; and no expected dividends.

     Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 200,000 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment.

                 UNITED HERITAGE CORPORATION AND SUBSIDARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   STOCK WARRANTS

     Directors of the Company entered into a stock warrant agreement effective August 16, 1996. Pursuant to the agreement, the Company issued 130,000 warrants to purchase common stock as consideration for consulting services to be performed. Warrants issued under the agreement must be exercised within five years after the date of grant. During the year ended March 31, 1999, the consulting agreement was cancelled but the warrants remain outstanding.

     The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31, 2000, 1999 and 1998:

                                          2000                           1999                          1998
                                -------------------------      ------------------------      ------------------------
                                                 Weighted                      Weighted                      Weighted
                                                 Average                       Average                       Average
                                   Shares        Exercise        Shares         Exercise       Shares        Exercise
                                Outstanding       Price        Outstanding      Price        Outstanding      Price
                                -----------      --------      -----------    ----------     -----------     --------
         Beginning of year        130,000        $  9.40        130,000        $  9.40        130,000         $  9.40
           Granted                    -              -              -              -              -               -
           Exercised                  -              -              -              -              -               -
           Forfeited                  -              -              -              -              -               -
           Expired                    -              -              -              -              -               -
                                  -------        -------        -------        -------        -------         -------

         End of year              130,000        $  9.40        130,000        $  9.40        130,000         $  9.40
                                  =======        =======        =======        =======        =======         =======

         Exercisable              130,000        $  9.40        130,000        $  9.40        130,000         $  9.40
                                  =======        =======        =======        =======        =======         =======

         Weighted average
           fair value of
           warrants issued                       $   -                         $   -                          $   -
                                                 =======                       =======                        =======


     The following table summarizes information about the stock warrants outstanding at March 31, 2000:

                                                        Weighted
                                                        Average           Weighted
            Range of                  Number            Remaining         Average
            Exercise                 of Shares         Contractual        Exercise
             Prices                 At 3/31/00            Life             Price
         --------------             ----------         -----------        ---------
         $7.50 - $10.00              102,300            1.3 years          $ 7.70
         $12.50 - $17.50              23,150            1.3 years           14.50
         $20.00                        4,550            1.3 years           20.00
                                    ----------
                                     130,000
                                    ==========

                 UNITED HERITAGE CORPORATION AND SUBSIDARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   STOCK WARRANTS - CONTINUED

     During the years ended March 31, 2000, 1999 and 1998, the Company recorded no expense for services rendered related to warrants issued under the agreement.

     The fair value of warrants issued is estimated on the date of issue using a Black-Sholes pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of one to two years; expected volatility of 116.8%; and no expected dividends.

     The Company has also issued warrants to purchase 11,765 shares of its common stock in connection with a private placement in December 1997. The Company sold 117,647 common shares and warrants to purchase 11,765 additional shares at $12.00 per share for $1,000,000. The warrants expired in December 1999. The selling agent for the private placement was paid a commission of $100,000 plus warrants to purchase 182,400 shares of common stock at exercise prices ranging from $7.50 to $20.00 per share.
     The warrants issued to the selling agent expire in August 2001.

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

     The Company federal tax provision consists of the following:

                                                         2000        1999        1998
                                                       --------    --------    --------
         Current                                       $      -    $      -    $      -
         Deferred                                             -      64,665           -
         Re-evaluation of beginning valuation
           allowance on temporary differences                (-)    (64,665)          -
                                                       --------    --------    --------

                                                       $      -    $      -    $     -
                                                       ========    ========    =======

                 UNITED HERITAGE CORPORATION AND SUBSIDARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.   INCOME TAXES - CONTINUED

     At March 31, the deferred tax asset and liability balances are as follows:

                                                          2000              1999
                                                       -----------       -----------
         Deferred tax asset
            Oil and gas properties                     $ 8,049,925       $ 8,049,925
            Net operating loss                           1,625,640         1,611,696
                                                       -----------       -----------

                                                         9,675,565         9,661,621
         Deferred tax liability                                  -                 -
                                                       -----------       -----------

         Net deferred tax asset                          9,675,565         9,661,621
         Valuation allowance                            (9,675,565)       (9,661,621)
                                                       -----------       -----------

                                                       $         -       $         -
                                                       ===========       ===========


     The net change in the valuation allowance for 2000 and 1999 is an increase of $13,944 and a decrease of $64,665, respectively. The deferred tax asset is due to the net operating loss carryover and difference in the basis of oil and gas properties for tax and financial reporting purposes.

     The Company has a net operating loss carryover of approximately $4,781,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2018, if not previously utilized.

NOTE 11.   STOCK BONUS PLAN

     The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The administration of the plan is done by the Company's stock option committee. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2000, 27,800 shares had been issued in accordance with the plan.

NOTE 12.   ONE-FOR-TEN STOCK SPLIT

     The Company effected a one-for-ten reverse common stock split on October 1, 1999. All common stock shares and per share amounts have been retroactively restated to reflect this reverse stock split.

                 UNITED HERITAGE CORPORATION AND SUBSIDARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.   SUBSEQUENT EVENTS

     In April 2000, the Company obtained a $2,000,000 revolving line of credit from a banking institution. The credit facility bears interest at 1% above the Wall Street Journal prime rate per annum and is due April 25, 2001. At June 6, 2000 the Company had drawn $696,000 against the credit facility. The Company's largest shareholder has provided collateral for this loan.

     On May 10, 2000, the Company loaned $370,000 to CVR, Inc. The loan is secured by a first lien on a refrigerated warehouse located in Oklahoma. The note receivable bears interest at 12% or 3% over prime, whichever is greater, and has a one year term.

     In addition, subsequent to March 31, 2000, the Company has purchased a truck mounted swabbing unit for $75,000 and has an option to purchase a second unit for the same price.

NOTE 14. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     PROVED RESERVES

         Independent petroleum engineers have estimated the Company's proved oil and gas reserves, all of which are located in the United States. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.

         The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

                 UNITED HERITAGE CORPORATION AND SUBSIDARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) - CONTINUED

     PROVED RESERVES - CONTINUED

                                                              Oil (Bbls)      Gas (Mcf)
                                                              ----------      ---------
         March 31, 1999                                                -              -
            Extensions, additions and discoveries             22,471,358              -
            Production                                             5,723              -
                                                              ----------      ---------

         March 31, 2000                                       22,465,635              -
                                                              ==========      =========

     PROVED DEVELOPED RESERVES

         March 31, 2000                                          912,666              -
                                                              ==========      =========


     STANDARDIZED MEASURE

         The standardized measure of discounted future net cash flows ("standardized measure") and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate. Estimated future income taxes are calculated by applying year-end statutory rates to future pre-tax net cash flows, less the tax basis of related assets and applicable tax credits.

         The standardized measure does not represent management's estimate of the Company's future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows, are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

                           UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.   SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS
           PRODUCING ACTIVITIES (UNAUDITED) - CONTINUED

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
         NET CASH FLOWS RELATING TO PROVED RESERVES

                                                                                  March 31, 2000
                                                                                  --------------

     Future cash inflows                                                          $  499,411,000
     Future costs:
         Production                                                                 (141,028,000)
         Development                                                                  (5,138,000)
                                                                                  --------------

     Future net cash flows before income tax                                         353,245,000
     Future income tax                                                              (117,523,000)
                                                                                  --------------

     Future net cash flows                                                           235,722,000
     10% annual discount                                                             (71,060,000)
                                                                                  --------------

     Standardized measure                                                         $  164,662,000
                                                                                  ==============

     CHANGES IN STANDARDIZED MEASURE OF
         DISCOUNTED FUTURE NET CASH FLOWS
                                                                                  March 31, 2000
                                                                                  --------------

     Standardized measure, April 1                                                $            -
     Extensions, additions and discoveries                                           246,780,000
     Production                                                                          (24,000)
     Income tax                                                                      (82,094,000)
                                                                                  --------------

     Standardized measure, March 31                                               $  164,662,000
                                                                                  ==============