Form 10-Q
period 2000-06-30
UNITED HERITAGE CORP
filed 2000-08-14
CIK 354567

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
   /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000; or

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ___________________.

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

YES ___X___        NO ______

         The number of shares of common stock, $0.001 par value, outstanding at August 4, 2000, was 10,152,835 shares.

                                                                          Page 1
UNITED HERITAGE CORPORATION
INDEX

Part I - Financial Information                                                                Page Number

           Item 1 - Financial Statements (unaudited)
                  Consolidated Condensed Balance Sheets
                  at June 30, 2000 and March 31, 2000                                             2

                  Consolidated Condensed Statements of Income
                  for the Three Months ended June 30, 2000
                  and June 30, 1999                                                               4

                  Consolidated Condensed Statements of Cash
                  Flows for the Three Months ended June 30,
                  2000 and June 30, 1999                                                          5

                  Notes to Consolidated Condensed Financial
                  Statements                                                                      6

           Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                               10

           Item 3 - Quantitative and Qualitative Disclosures About
                  Market Risk                                                                    12

           Forward-Looking Statements                                                            12

Part II  - Other Information

           Item 1 -Legal Proceedings                                                             13

           Item 2- Changes in Securities                                                         13

           Item 3 - Defaults upon Senior Securities                                              13

           Item 4- Submission of Matters to a Vote
                  of Security Holders                                                            13

           Item 5- Other Information                                                             13

           Item 6- Exhibits and Reports on Form 8-K                                              13

Signatures                                                                                       14

UNITED HERITAGE CORPORATION
Part I, Item 1.  Financial Statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             June 30, 2000          March 31, 2000
                                                                          --------------------   ---------------------
                                                                               UNAUDITED
ASSETS

CURRENT ASSETS
         Cash and cash equivalent                                                  $16,821              $116,421
         Accounts receivable - trade                                                66,638                65,206
         Inventory                                                                  72,036                67,297
         Note receivable                                                           185,074                    --
         Other current assets                                                      116,393                67,373
                                                                          --------------------   ---------------------
                  Total Current Assets                                             456,962               316,297
                                                                          --------------------   ---------------------

PROPERTY AND EQUIPMENT, at cost                                                    217,932               168,756
         Less accumulated depreciation                                             (97,545)              (90,161)
                                                                          --------------------   ---------------------
         Net Property and Equipment                                                120,387                78,595
                                                                          --------------------   ---------------------

OIL AND GAS PROPERTIES                                                          28,099,990            27,707,069
         Less accumulated depletion                                                 (8,233)               (7,290)
                                                                          --------------------   ---------------------
         Net Oil and Gas Properties                                             28,091,757            27,699,779
                                                                          --------------------   ---------------------

                               TOTAL ASSETS                                    $28,669,106           $28,094,671
                                                                          ====================   =====================

                           UNITED HERITAGE CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                                                               June 30,                March 31,
                                                                                 2000                    2000
                                                                          --------------------   --------------------
                                                                               UNAUDITED
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses                                   $187,071               $150,457
         Notes payable                                                            746,000                     --
                                                                          --------------------   --------------------
                  Total Current Liabilities                                       933,071                150,457
                                                                          --------------------   --------------------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value;
                  125,000,000 shares authorized;
                  shares issued and outstanding:
                  10,152,835 shares at June 30, 2000                               10,153                     --
                  10,111,543 shares at March 31, 2000                                  --                 10,112
         Additional paid-in capital                                            35,215,999             35,216,040
         Accumulated deficit                                                   (7,214,686)            (6,966,138)
         Deferred compensation and consulting                                    (275,431)              (315,800)
                                                                          --------------------   --------------------
                  Total Shareholders' Equity                                   27,736,035             27,944,214
                                                                          --------------------   --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $28,669,106            $28,094,671
                                                                          ====================   ====================

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                         June 30
                                                                                 2000                1999
                                                                          -------------------   ----------------
REVENUES
     Processed beef products                                                    $252,465             $1,263,076
     Oil sales                                                                    14,818                 14,070
                                                                          -------------------   ----------------
TOTAL REVENUE                                                                    267,283              1,277,146
                                                                          -------------------   ----------------

COSTS AND EXPENSES
     Processed beef products                                                     238,786              1,000,210
     Oil production costs                                                         12,667                  5,814
     Selling                                                                      61,867                 22,697
     General and administrative                                                  205,146                 91,285
                                                                          -------------------   ----------------
TOTAL COSTS AND EXPENSES                                                         518,466              1,120,006
                                                                          -------------------   ----------------

 INCOME (LOSS) from Operations                                                  (251,183)               157,140

OTHER INCOME
     Interest income                                                               2,639                  4,032
                                                                          -------------------   ----------------

NET INCOME (LOSS)                                                              ($248,544)              $161,172
                                                                          ===================   ================


Net Income (Loss) Per Common Share                                                ($0.02)                 $0.02
                                                                          ===================   ================

Weighted average number of common shares                                      10,148,904              9,771,471
                                                                          ===================   ================

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                             June 30, 2000          June 30, 1999
                                                                          --------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                              ($248,544)            $161,172
   Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating activities:
      Depreciation and depletion                                                      8,327                5,116
      Deferred compensation and consulting                                           40,369                   --

      Changes in assets and liabilities:
         In accounts receivable                                                      (1,432)            (135,198)
         In inventory                                                                (4,739)              (1,303)
         In other current assets                                                    (49,020)             (54,921)
         In accounts payable and accrued expenses                                    36,614              106,301
                                                                          --------------------   ---------------------
NET CASH (used in) provided by operating activities                                (218,425)              81,167
                                                                          --------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to oil and gas properties                                          (392,921)            (156,784)
      Additions to property and equipment                                           (49,180)             (17,815)
      Issuance of note receivable                                                  (185,074)                  --
                                                                          --------------------   ---------------------
NET CASH used in investing activities                                              (627,175)            (174,599)
                                                                          --------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowing                                                       746,000                   --
                                                                          --------------------   ---------------------
NET CASH provided by financing activities                                           746,000                   --
                                                                          --------------------   ---------------------

Decrease in cash and cash equivalents                                               (99,600)             (93,432)

Cash and cash equivalents at beginning of period                                    116,421              440,805
                                                                          --------------------   ---------------------

Cash and cash equivalents at end of period                                          $16,821             $347,373
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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

NOTE 2 - INVENTORY

         Inventory consists of the following:

                                                     June 30, 2000          March 31, 2000
                                                  --------------------   ---------------------

                             Lite Beef                       $ 41,120                $ 35,912
                             Oil in Tanks                      30,916                  31,385
                                                  --------------------   ---------------------
                                                             $ 72,036                $ 67,297
                                                  ====================   =====================

NOTE 3  - OIL AND GAS PROPERTIES

          The Company participates in oil and gas exploration activities in Texas and New Mexico.

          Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

                                                                             June 30, 2000          March 31, 2000
                                                                          --------------------   ---------------------
          Capitalized costs of oil and gas properties:
               Proved                                                            $ 26,695,570            $ 26,484,381
               Unproved                                                             1,404,420               1,222,688
                                                                          --------------------   ---------------------
                                                                                   28,099,990              27,707,069
          Less accumulated depletion, depreciation,
               and amortization                                                         8,233                   7,290
                                                                          --------------------   ---------------------
                                                                                 $ 28,091,757            $ 27,699,779
                                                                          ====================   =====================

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

Proved Reserves
                                                                              Oil (Bbls)              Gas (Mcf)
                                                                          --------------------   ---------------------
          March 31, 2000                                                      22,465,635
               Extensions, additions and discoveries                                  --                        --
               Less production                                                      (779)                       --
                                                                          --------------------   ---------------------
          June 30, 2000                                                       22,464,856                        --
                                                                          ====================   =====================

Proved Developed Reserves
          June 30, 2000                                                            911,887                      --
                                                                          ====================   =====================

Standardized Measure of Discounted Future
     Net Cash Flows Relating to Proved Reserves

          Future cash inflows                                                                         $499,411,000
          Future costs:
               Production                                                                             (141,028,000)
               Development                                                                              (5,138,000)
                                                                                                 ---------------------

          Future net cash flows before income tax                                                      353,245,000
          Future income tax                                                                           (117,523,000)
                                                                                                 ---------------------

          Future net cash flows                                                                        235,722,000
          10% annual discount                                                                          (71,060,000)
                                                                                                 ---------------------

          Standardized measure                                                                        $164,662,000
                                                                                                 =====================

NOTE 4 - NOTE RECEIVABLE

          During May 2000, the Company advanced $370,074 to CVR, Inc. under a loan agreement with a one-year term. The loan is secured by a first lien on a refrigerated warehouse and bears interest at 12% or 3% over prime, whichever is greater. In June 2000, Almac Financial Corporation, a company controlled by Walter G. Mize, purchased 50% of the note receivable, reducing the Company's portion to $185,074.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 5  - CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. During the year ended March 31, 2000 and the three months ended June 30, 2000, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits.

          Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States. Receivables from one customer at June 30, 2000 comprised approximately 68% of the trade receivables balance. No allowance for doubtful accounts has been provided, because the recorded amounts were determined to be fully collectible.

NOTE 6 - NOTE PAYABLE

          The note payable represents amounts drawn under a $2,000,000 revolving credit facility with a financial institution. The credit line matures on April 25, 2001 and bears interest at one percent above the Wall Street Journal prime rate. The Company's largest shareholder provided collateral for this loan.

NOTE 7 - NET INCOME PER COMMON SHARE

          Income per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 2000 and June 30, 1999, after adjustment for the reverse stock split (See Note 10).

NOTE 8 - INCOME TAXES

          As of March 31, 2000, the Company had net operating loss carryovers of approximately $4,781,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2018 if not previously utilized.

NOTE 9 - ESTIMATES

          The preparation of interim financial statements as of June 30, 2000, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 10  - REVERSE COMMON STOCK SPLIT

          On November 1, 1999, the Company effected a one-for-ten reverse common stock split as had been previously approved by the shareholders. The data shown for prior periods relating to common shares has been retroactively adjusted to reflect the reverse stock split. Also, the Company's Shareholders' Equity accounts have been retroactively adjusted. There was no effect on total Shareholders' Equity as a result of the reverse stock split.

UNITED HERITAGE CORPORATION

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

          During the quarter ended June 30, 2000, the Company began marketing our new line of Heritage LIFESTYLE Products-TM-. The change in our product line resulted in lower sales, which were expected, and increased costs. Management believes the new line will meet with good customer acceptance. Primary emphasis is put on the new product line, Heritage LIFESTYLE Products-TM-, which consists of the products described below. The Company continues to offer its fresh beef product line, Heritage LIFESTYLE Lite Beef-Registered Trademark-.

          Heritage LIFESTYLE offers a wide variety of prepackaged fully seasoned products with full-bodied flavor to please the most discerning tastes. The products are sold from the self-service meat counter in supermarkets. The products are:

         Lite Beef - 50% Less Fat & 1/3 Fewer Calories. Our flagship product, Heritage LIFESTYLE Lite Beef-Registered Trademark- is "Beef the way it should be!"-Registered Trademark- This trademarked line of beef is specifically bred to be lean and rich in great beef taste. The Company believes Heritage LIFESTYLE Lite Beef-Registered Trademark-will be a preferred beef for individuals wanting less fat, fewer calories, quicker cooking times and no compromise in flavor!

         USDA Choice Beef - Heritage LIFESTYLE Choice Beef-TM- is for the discriminating beef connoisseur. Hand selected for its superior quality, Heritage Choice is designed to impress beef lovers with its premium flavor, tenderness and well marbled cuts.

         Chicken - Heritage LIFESTYLE Chicken-TM- is intended to be a gourmet, low fat, high flavor choice for many recipes. Two boneless, skinless breast selections are pre-seasoned for full bodied flavor....SANTA FE
         BRAND GRILL, in southwestern style; and FOUR SEASONS for everyday recipes. Oriental marinated thigh meat... CHINA WOK STIR FRY is perfect for a quick and easy saute.

         Pork - Heritage LIFESTYLE Pork-TM- contains marinated cuts that are rich in flavor and ready for the grill, skillet or oven. CHOP HOUSE SPECIAL PORK packs thick boneless chops with five-star restaurant taste. Our BLUE RIBBON PORK ROAST is a signature fresh ham - oven or smoker ready and seasoned to perfection. HUNAN BRAND PORK STIR FRY turns any skillet into a tasty walk around China Town.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Revenues for the Company's beef products were $252,465 for the quarter ended June 30, 2000. Sales levels have declined from prior year periods due primarily to a lower volume of beef sold to the Company's largest customer. This customer and others ordered reduced quantities while awaiting the introduction of the Company's new product, as discussed above. We are optimistic that this decrease was only temporary. Total revenue for the prior year quarter was $1,263,076. Gross profit from beef products was $13,679 for the three-month period ended June 30, 2000, as compared with $262,866 gross profit for the same period last year. The cost of beef products as a percentage of sales was 94% for the three months ended June 30, 2000, as compared to 79% for the three months ended June 30, 1999. The increase in the cost of beef products over the same period last year is due primarily to the costs of introducing a line of preseasoned and marinated beef products during the three months ended June 30, 2000. The Heritage Lifestyle Products-TM-line, including pork and chicken, was not introduced until August 2, 2000. These increased costs can be expected to continue as the Company continues its development of this product line.

          The Company presently sells Heritage LIFESTYLE Products-TM- in approximately 300 stores of a major supermarket's California and Nevada divisions. While the Company is urging this customer to offer the Company's beef products in some or all of its approximately 2,400 additional stores in other areas, there can be no assurance that these efforts will succeed. Also, the Company sells Heritage LIFESTYLE Products-TM- to 48 stores of an 80 store regional chain located in the Dallas/Fort Worth metroplex.

          Revenues from the sale of oil were $14,818 and $14,070 for the quarter ended June 30, 2000 and the quarter ended June 30, 1999, respectively. Revenues have increased for the current year due to higher prices. Production costs were $12,667 and $5,814 for the quarters ended June 30, 2000 and 1999, respectively. Although production difficulties were encountered this quarter, oil revenues are expected to increase in future periods, as more Company properties are placed in production.

          Interest income for the current quarter ended June 30, 2000, is less than the level during the same prior year period, due to a higher level of cash and cash equivalents being maintained in the prior year.

          Selling expenses of $61,867 for the current quarter have increased from the prior year amount of $22,697. This increase results mainly from introduction of new product lines. Selling expenses include the outside sales costs and additional demonstration costs of new product line. General and administrative costs have increased to $205,146 for the quarter. This is a result of increased consulting and public relations costs.

          On a consolidated basis, the Company had a net loss for the current three-month period of ($248,544). The comparable result for the prior fiscal year was a net income of $161,172. The primary reason for the change from 1999 to 2000 was a decrease in Company beef sales, increased selling expenses, and increased general and administrative costs, most of which were related to the introduction of the new product line. As noted above, the additional costs of the new product line are expected to continue into the second quarter.

MATERIAL CHANGES IN FINANCIAL POSITION

          The Company's equity capital has shown a decrease of $208,179 since March 31, 2000, the previous fiscal year-end. This decrease is primarily the result of the net loss of $248,544 for the quarter.

          The working capital of the Company was a $476,109 deficit for the quarter ended June 30, 2000, a decrease from the working capital of $165,840 reported at March 31, 2000. Current assets increased $140,665 during the current period due to the creation of a note receivable and other current asset increases. Current liabilities increased $782,614, primarily due to the advances under a credit line, resulting in a decrease in the overall working capital position of $641,949 during the three months ended June 30, 2000.

          The total assets of the Company were $28,669,106 for the quarter ended June 30, 2000, which is $574,435 greater than total assets at the previous year-end. This increase in total assets is primarily due to equipment acquisitions and the capitalization of oil and gas development costs on the Company's oil and gas properties for the current three months.

          The Company's operating activities used $218,425 in cash flow for the three months ended June 30, 2000, as compared to providing $81,167 of cash flow during the three months ended June 30, 1999. Investing activities used $627,175 of cash during the three months ended June 30, 2000, due primarily to additions to the oil and gas properties. Investing activities used cash of $174,599 for the three months ended June 30, 1999, also due to additions to oil and gas properties. Advances under a credit facility provided $746,000 during the quarter.

          At the end of the quarter, the Company had $16,821 of cash and cash equivalents compared with $347,373 a year ago. The Company believes that this decrease in cash and cash equivalents is temporary and will improve when the introduction of the new product line, Heritage LIFESTYLE Products-TM-, is complete.

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

          There can be no assurance that any forward-looking statements will occur or that they will occur as anticipated. For additional information, see the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

UNITED HERITAGE CORPORATION

Part II - Other Information

          Item 1.   Legal Proceedings

                  The Company and its subsidiaries are not a party to any material legal proceedings.

          Item 2.  Change in Securities

                          None.

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

                          None

UNITED HERITAGE CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED HERITAGE CORPORATION


                                  By:    /s/ Walter G. Mize
                                     --------------------------------------
Date: August 14, 2000                    Walter G. Mize, President and
                                         Chief Executive Officer


                                  By:    /s/ Harold L. Gilliam
                                     --------------------------------------
Date: August 14, 2000                    Harold L. Gilliam, Chief Financial
                                         Officer and Secretary

                                INDEX TO EXHIBITS

           Exhibit Number          Description
           --------------          -----------
                27            Financial Data Schedule