Form 10-Q
period 2000-09-30
UNITED HERITAGE CORP
filed 2000-11-13
CIK 354567

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

Mark One

     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000; or

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

                      2 NORTH CADDO STREET, CLEBURNE, TEXAS
--------------------------------------------------------------------------------
                           76031 (Address of principal
                               executive offices)

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

YES __X__  NO ______

         The number of shares of common stock, $0.001 par value, outstanding at November 2, 2000, was 10,152,835 shares.

UNITED HERITAGE CORPORATION
INDEX

Part I - Financial Information                                                                 Page Number

           Item 1 - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets
                  at September 30, 2000 and March 31, 2000                                         2

                  Consolidated Condensed Statements of Income
                  for the Three Months and Six Months ended
                  September 30, 2000 and September 30, 1999                                        4

                  Consolidated Condensed Statements of Cash
                  Flows for the Six Months ended September 30,
                  2000 and September 30, 1999                                                      5

                  Notes to Consolidated Condensed Financial
                  Statements                                                                       6

           Item 2 - Management's Discussion and Analysis
                    of Financial Condition and Results of Operations                              10

           Item 3 - Quantitative and Qualitative Disclosures About
                    Market Risk                                                                   13

           Forward-Looking Statements                                                             14

Part II  - Other Information

           Item 1 - Legal Proceedings                                                             15

           Item 2 - Changes in Securities                                                         15

           Item 3 - Defaults upon Senior Securities                                               15

           Item 4 - Submission of Matters to a Vote
                    of Security Holders                                                           15

           Item 5 - Other Information                                                             16

           Item 6 - Exhibits and Reports on Form 8-K                                              16

Signatures                                                                                        17

UNITED HERITAGE CORPORATION

Part I, Item 1.  Financial Statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           September 30, 2000        March 31, 2000
                                                                         -----------------------  ---------------------
                                                                               UNAUDITED
ASSETS

CURRENT ASSETS

         Cash and cash equivalents                                                $38,713                  $116,421
         Accounts receivable - trade                                              350,820                    65,206
         Inventory                                                                356,794                    67,297
         Other current assets                                                     154,008                    67,373
                                                                         -----------------------  ---------------------
                  Total Current Assets                                            900,335                   316,297
                                                                         -----------------------  ---------------------

PROPERTY AND EQUIPMENT, at cost                                                   239,282                   168,756
         Less accumulated depreciation                                           (106,351)                  (90,161)
                                                                         -----------------------  ---------------------
         Net Property and Equipment                                               132,931                    78,595
                                                                         -----------------------  ---------------------

OIL AND GAS PROPERTIES                                                         28,651,963                27,707,069
         Less accumulated depletion                                                (9,948)                   (7,290)
                                                                         -----------------------  ---------------------
         Net Oil and Gas Properties                                            28,642,015                27,699,779
                                                                         -----------------------  ---------------------

                              TOTAL ASSETS                                    $29,675,281               $28,094,671
                                                                         =======================  =====================

                           UNITED HERITAGE CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                                                             September 30,               March 31,
                                                                                  2000                     2000
                                                                          ---------------------   --------------------
                                                                               UNAUDITED
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable and accrued expenses                                   $161,777                $150,457
         Notes payable                                                          1,772,500                      --
                                                                          ---------------------   --------------------
                  Total Current Liabilities                                     1,934,277                 150,457
                                                                          ---------------------   --------------------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value;
                  125,000,000 shares authorized;
                  shares issued and outstanding:
                  10,152,835 shares at September 30, 2000                          10,153                      --
                  10,111,543 shares at March 31, 2000                                  --                   10,112
         Additional paid-in capital                                            35,215,999               35,216,040
         Accumulated deficit                                                   (7,250,086)              (6,966,138)
         Deferred compensation and consulting                                    (235,062)                (315,800)
                                                                          ---------------------   --------------------
                  Total Shareholders' Equity                                   27,741,004               27,944,214
                                                                          ---------------------   --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $29,675,281              $28,094,671
                                                                          =====================   ====================

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           September 30                         September 30
                                                       2000             1999                2000              1999
                                                  --------------   ---------------     --------------   ---------------
REVENUES

     Processed meat products                          $654,627         $1,045,948          $907,091         $2,309,024
     Oil Sales                                          33,491             25,697            48,308             39,767
                                                  --------------   ---------------     --------------   ---------------
TOTAL REVENUE                                          688,118          1,071,645           955,399          2,348,791
                                                  --------------   ---------------     --------------   ---------------

COSTS AND EXPENSES
     Processed meat products                           452,942            882,908           691,727          1,883,118
     Oil production and operating costs                 15,887             19,503            29,240             23,121
     Depreciation and depletion                         10,521              6,188            18,848             11,304
     Selling                                            57,632             37,505           119,499             60,202
     General and administrative                        159,440             96,652           344,247            185,017
                                                  --------------   ---------------     --------------   ---------------
TOTAL COSTS AND EXPENSES                               696,422          1,042,756         1,203,561          2,162,762
                                                  --------------   ---------------     --------------   ---------------

INCOME (LOSS) from Operations                           (8,304)            28,889          (248,162)           186,029

OTHER INCOME (EXPENSE)
     Interest income                                     5,640              4,147             8,279              8,179
     Interest expense                                  (32,737)                             (44,062)
                                                  --------------   ---------------     --------------   ---------------

NET INCOME (LOSS)                                     $(35,401)           $33,036         $(283,945)          $194,208
                                                  ==============   ===============     ==============   ===============


Net Income (Loss) per Common Share                      $(0.00)             $0.00            $(0.03)             $0.02
                                                  ==============   ===============     ==============   ===============

Weighted average number of common shares            10,152,835          9,946,559        10,150,863          9,854,493
                                                  ==============   ===============     ==============   ===============


See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                          September 30, 2000        September 30, 1999
                                                                        -----------------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                           ($283,945)                  $194,208
   Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating activities:
      Depreciation and depletion                                                  18,848                     11,306
      Deferred compensation and consulting                                        80,738                      3,688
      Changes in assets and liabilities:
         In accounts receivable                                                 (285,614)                  (185,643)
         In inventory                                                           (289,497)                    27,562
         In other current assets                                                 (86,630)                   (25,084)
         In accounts payable and accrued expenses                                 11,320                     23,295
                                                                        -----------------------   -----------------------
   Net Cash (used in) provided by operating activities                          (834,780)                    49,332
                                                                        -----------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Additions to oil and gas properties                                       (944,894)                  (305,560)
      Additions to property and equipment                                        (70,534)                   (34,439)
                                                                        -----------------------   -----------------------
   Net Cash used in investing activities                                      (1,015,428)                  (339,999)
                                                                        -----------------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowing                                                  1,772,500                         --
                                                                        -----------------------   -----------------------
   Net Cash provided by financing activities                                   1,772,500                         --
                                                                        -----------------------   -----------------------

Decrease in cash and cash equivalents                                            (77,708)                  (290,667)


Cash and cash equivalents at beginning of period                                 116,421                    440,805
                                                                        -----------------------   -----------------------

CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                                                          $38,713                   $150,138
                                                                        =======================   =======================

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

NOTE 2 - INVENTORY

         Inventory consists of the following:

                                                                          September 30, 2000         March 31, 2000
                                                                         ----------------------   ---------------------
                                                     Lite Beef                      $329,327                $ 35,912
                                                     Oil in Tanks                     27,467                  31,385
                                                                         ----------------------   ---------------------
                                                                                    $356,794                $ 67,297
                                                                         ======================   =====================

NOTE 3  - OIL AND GAS PROPERTIES

          The Company participates in oil and gas exploration activities in Texas and New Mexico.

          Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

                                                                          September 30, 2000         March 31, 2000
                                                                         ----------------------   ---------------------
          Capitalized costs of oil and gas properties:
               Proved                                                             $ 26,603,234            $ 26,484,381
               Unproved                                                              2,048,729               1,222,688
                                                                         ----------------------   ---------------------
                                                                                    28,651,963              27,707,069
          Less accumulated depletion, depreciation,
               and amortization                                                          9,948                   7,290
                                                                         ----------------------   ---------------------
                                                                                  $ 28,642,015            $ 27,699,779
                                                                         ======================   =====================

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

Proved Reserves

                                                                               Oil (Bbls)              Gas (Mcf)
                                                                           --------------------   ---------------------
          March 31, 2000                                                       22,465,635
               Extensions, additions and discoveries                                   --                        --
               Less production for period                                          (2,195)                       --
                                                                           --------------------   ---------------------
          September 30, 2000                                                   22,463,440                        --
                                                                           ====================   =====================

Proved Developed Reserves
          September 30, 2000                                                      910,471                        --
                                                                           ====================   =====================

Standardized Measure of Discounted Future
     Net Cash Flows Relating to Proved Reserves

          Future cash inflows                                                                          $499,411,000
          Future costs:
               Production                                                                              (141,028,000)
               Development                                                                               (5,138,000)
                                                                                                  ---------------------

          Future net cash flows before income tax                                                       353,245,000
          Future income tax                                                                            (117,523,000)
                                                                                                  ---------------------

          Future net cash flows                                                                         235,722,000
          10% annual discount                                                                           (71,060,000)
                                                                                                  ---------------------

          Standardized measure                                                                         $164,662,000
                                                                                                  =====================

NOTE 4 - NOTE RECEIVABLE

          During May 2000, the Company advanced $370,074 to CVR, Inc. under a loan agreement with a one-year term. The loan was secured by a first lien on a refrigerated warehouse plus interest at 12% or 3% over prime, whichever is greater. In June 2000, Almac Financial Corporation (Almac), a company controlled by Walter G. Mize, purchased 50% of the note receivable, reducing the Company's portion to $185,074. In September 2000, Almac purchased the remaining balance of the note receivable.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 5  - CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. During the year ended March 31, 2000, and the six months ended September 30, 2000, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits.

          Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States. Receivables from one customer at September 30, 2000 comprised approximately 51% of the trade receivables balance. No allowance for doubtful accounts has been provided, because the recorded amounts were determined to be fully collectible.

NOTE 6 - NOTE PAYABLE

          The note payable represents amounts drawn under a $2,000,000 revolving credit facility with a financial institution. The credit line matures on April 25, 2001, and bears interest at one percent above the Wall Street Journal prime rate. The Company's largest shareholder provided collateral for this loan.

NOTE 7 - NET INCOME (LOSS) PER COMMON SHARE

          Net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended September 30, 2000, and September 30, 1999, after adjustment for the reverse stock split (See Note 10).

NOTE 8 - INCOME TAXES

          As of March 31, 2000, the Company had net operating loss carryovers of approximately $4,781,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2018, if not previously utilized.

NOTE 9 - ESTIMATES

          The preparation of interim financial statements as of September 30, 2000, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 11 - RECLASSIFICATIONS

          Certain amounts reported for prior periods have been reclassified to conform to the presentation for current reporting periods.

UNITED HERITAGE CORPORATION

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MEAT PRODUCTS

          During the previous quarter, the Company began marketing our new line of Heritage LIFESTYLE Products-TM-. The change in our product line resulted in lower sales, which were expected, and increased costs. Management believes the new line will meet with good customer acceptance. The Company has placed its primary emphasis on the new product line, Heritage LIFESTYLE Products-TM-, which consists of the products described below. The Company also continues to offer its fresh beef product line, Heritage LIFESTYLE Lite Beef-Registered Trademark-.

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

OIL AND GAS

          United Heritage Corporation has announced a five-well infill drilling program. This program will consist of up to five (5) wells and will be located in the northwest portion of the Cato Unit in Chaves County, New Mexico. The wells will be drilled on 20-acre spacing.

          The decision to implement this drilling program came as a result of a thorough geological/engineering review of approximately 62 well files of bores located in four sections, approximately 2,560 acres, of the 15,321.83 acre Cato Unit. These existing well bores were drilled on 40-acre spacing. The infill wells will offset, or be in between, the existing well bores.

          The geological/engineering review included the study of the existing "Original Oil in Place" report prepared by Pecos Petroleum Engineering Inc.; subsurface mapping of the three pay sections of the San Andreas zone; the cumulative production of oil and gas; and an estimate of remaining oil and gas reserves. The purpose of the review was to determine the feasibility of drilling infill wells on 20 acre spacing within the Cato Unit. The Cato Unit has 197 existing well bores on 40 acre spacing.

          The review was led by Tobin D. Andrews, Petroleum Geologist and manager of Oil and Gas Operations for United Heritage Corporation's wholly owned subsidiaries involved in oil and gas development and production. He was assisted by outside consulting Petroleum Engineers and Geologists. Andrews stated, "In this review, we concluded that a substantial amount of recoverable reserves remain in place largely due to the original wells being drilled on 40-acre spacing. We believe, as other colleagues do, that effective drainage of the reserves in this San Andreas dolomite cannot be accomplished with wells on 40-acre spacing, therefore, we have identified new drilling locations on 20-acre spacing based not only on this fact, but also reservoir property information obtained from well logs, core data, and other available information."

          Additionally, United Heritage Corporation intends to attempt a recompletion on six (6) wells in the Cato Unit. A research of well records, including well history, well logs, and completion reports, was conducted in an effort to identify possible existing San Andres pay zones within each wellbore that have not been produced. Since the three (3) producing zones (P1, P2, P3) are most prominent in the northwest portion of the Unit, this area was chosen for the initial phase of research. Six (6) wellbores have been identified in the area with existing pay zones that, according to records, have not been perforated, tested, or produced. These wellbores include Well Nos. 35, 36, 37, 38, 66, and 103.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          MEAT PRODUCTS. Revenues for the Company's meat products were $654,627 and $907,091 for the quarter and six-months periods ended September 30, 2000, respectively. Sales levels have declined from prior year periods due primarily to a lower volume of meat sold to the Company's largest customer. This customer and others ordered reduced quantities while awaiting the introduction of the Company's new product, as discussed above. We are optimistic that this decrease is only temporary.

          Total revenue for sales of meat products for the prior year quarter and six months were $1,045,948 and $2,309,024, respectively. Gross profit from meat products was $215,364 for the six-month period ended September 30, 2000, as compared with $425,906 gross profit for the same period last year. The cost of meat products as a percentage of sales was 76% for the six months ended September 30, 2000, as compared to 81.6% for the six months ended September 30, 1999. The decrease in the cost of meat products over the same period last year is due primarily to the lower costs of preseasoned and marinated meat products instead of beef purchased by the head. The Heritage Lifestyle Products-TM- line, including pork and chicken, was introduced August 2, 2000.

          The Company presently sells Heritage LIFESTYLE Products-TM- in approximately 700 stores of two major supermarket's California and Nevada divisions. While the Company is urging these customers to offer the Company's meat products in some or all of their approximately 2,450 additional stores in other areas, there can be no assurance that these efforts will succeed. Also, the Company sells Heritage LIFESTYLE Products-TM- to 48 stores of an 80 store regional chain located in the Dallas/Fort Worth metroplex.

          OIL AND GAS. Revenues from the sale of oil were $33,491 and $48,308 for the quarter and six months ended September 30, 2000, respectively. Oil revenues for the prior year's quarter and six-month periods were $25,697 and $39,767, respectively. Revenues have increased for the current year due to higher prices. Production costs were $29,240 and $23,121 for the six months ended September 30, 2000 and 1999, respectively. Oil revenues are expected to increase in future periods, as more Company properties are placed in production. The costs of additional development and drilling, including the five-well drilling program mentioned above, will be capitalized under the full cost method of accounting.

          GENERAL. Selling expenses of $57,632 and $119,499 for the current quarter and six months have increased from the prior year amounts of $37,505 and $60,202, respectively. This increase results mainly from introduction of new meat product lines. Selling expenses include the outside sales costs and additional demonstration costs of new product line. General and administrative costs have increased to $159,440 for the quarter and $344,247 for the six months, respectively. This is a result of increased consulting and public relations costs.

          On a consolidated basis, the Company had a net loss for the current six-month period of ($283,945). The comparable result for the prior fiscal year was a net income of $194,208. The primary reason for the change from 1999 to 2000 was a decrease in Company meat sales, increased selling expenses, and increased general and administrative costs, most of which were related to the introduction of the new product line.

MATERIAL CHANGES IN FINANCIAL POSITION

          The Company's equity capital has shown a decrease of $203,210 since March 31, 2000, the previous fiscal year-end. This decrease is primarily the result of the net loss of $283,945 for the six-month period.

          The working capital of the Company was a $1,033,942 deficit for the period ended September 30, 2000, a decrease from the working capital of $165,840 reported at March 31, 2000. Current assets increased $584,038 during the current period due to accounts receivable, inventory, and other current asset increases. Current liabilities increased $1,783,820 primarily due to the advances under a credit line, resulting in a decrease in the overall working capital position of $1,199,782 during the six months ended September 30, 2000.

          The total assets of the Company were $29,675,281 for the period ended September 30, 2000, which is $1,580,610 greater than total assets at the previous year-end. This increase in total assets is primarily due to receivable and inventory increases related to meat products and the capitalization of oil and gas development costs on the Company's oil and gas properties.

          The Company's operating activities used $834,785 in cash flow for the six months ended September 30, 2000, as compared to providing $49,332 of cash flow during the six months ended September 30, 1999. Investing activities used $1,015,428 of cash during the six months ended September 30, 2000, due primarily to additions to the oil and gas properties. Investing activities used cash of $339,999 for the six months ended September 30, 1999, also due to additions to oil and gas properties. Advances under a credit facility provided $1,772,500 during the period under financing activities.

          At the end of the quarter, the Company had $38,713 of cash and cash equivalents compared with $150,138 a year ago. The Company believes that this decrease in cash and cash equivalents is temporary and will improve when the new product line, Heritage LIFESTYLE Products-TM-, is complete and oil production increases.

Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk

          Pursuant to the Instructions to Item 305(e) of Regulation S-K, no disclosure is required.

                           FORWARD-LOOKING STATEMENTS

          This report contains certain forward-looking statements. Examples of these statements include estimates of oil and gas reserves and the potential for increased sales of beef products and increased oil and gas production. Others may exist as well.

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

                          None.

          Item 3.  Defaults upon Senior Securities

                          None.

          Item 4.  Submission of Matters to a Vote of Security Holders

                          The annual meeting of stockholders of the Company was
                   held on September 7, 2000. The stockholders voted on the following matters: (1) electing the directors of the Company to serve for the ensuing year; (2) ratifying the 2000 Stock Option Plan; (3) approving the appointment of Weaver and Tidwell, L.L.P., as the independent auditors of the Company for the fiscal year ending March 31, 2001; (4) approving other business issues of the Company.

                          The results of the voting for the election of
                   directors were as follows:

                         Name of nominee                  For              Withheld
                         --------------------------------------------------------------
                           Walter G. Mize                 9,540,374         25,162
                           Harold L. Gilliam              9,543,281         22,255
                           Joe Martin                     9,543,279         22,257
                           C. Dean Boyd                   9,542,181         23,355
                           Theresa D. Turner              9,543,231         22,305

                          The results of the voting for ratifying the 2000 Stock
                   Option Plan, adopted by the Board on July 14, 2000, were as follows:

                                  For                     Against          Abstain
                          -------------------------------------------------------------
                               9,291,128                  119,968          154,440

Part II - Other Information

                          The results of the voting for approving the
                   appointment of Weaver & Tidwell, L.L.P., or such other firm appointed by the Board of Directors prior to the meeting, as the independent auditors of the Company for the fiscal year ending March 31, 2001, were as follows:

                                  For                    Against          Abstain
                          -------------------------------------------------------------
                               9,508,966                 54,539           2,031

                          The results of the voting for approval of other
business of the Company were as follows:

                                  For                    Against          Abstain
                          -------------------------------------------------------------
                               9,487,303                 63,544           14,689

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


                           UNITED HERITAGE CORPORATION

                                            By: /s/ Walter G. Mize
                                               ---------------------------------
Date: November 13, 2000                            Walter G. Mize, President and
                                                   Chief Executive Officer


                                            By: /s/ Harold L. Gilliam
                                               ---------------------------------
Date: November 13, 2000                            Harold L. Gilliam, Chief
                                                   Financial Officer and
                                                   Secretary

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                                DESCRIPTION
     27                                       Financial Data Schedule