Form 10-Q
period 2000-12-31
UNITED HERITAGE CORP
filed 2001-02-14
CIK 354567

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended December 31, 2000; or

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

YES   __X__        NO ______

         The number of shares of common stock, $0.001 par value, outstanding at February 5, 2001, was 10,215,025 shares.

                                                                          Page 1

UNITED HERITAGE CORPORATION
INDEX

Part I - Financial Information                                       Page Number
         Item 1 - Financial Statements (unaudited)

                 Consolidated Condensed Balance Sheets
                 at December 31, 2000 and March 31, 2000                       2

                 Consolidated Condensed Statements of Income
                 for the Three Months and Nine Months ended
                 December 31, 2000 and December 31, 1999                       4

                 Consolidated Condensed Statements of Cash
                 Flows for the Nine Months ended December 31,
                 2000 and December 31, 1999                                    5

                 Notes to Consolidated Condensed Financial
                 Statements                                                    6

         Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results of Operations             10

         Item 3 - Quantitative and Qualitative Disclosures About
                 Market Risk                                                  14

         Forward-Looking Statements                                           15

Part II  - Other Information

         Item 1 -Legal Proceedings                                            16

         Item 2- Changes in Securities                                        16

         Item 3 - Defaults upon Senior Securities                             16

         Item 4- Submission of Matters to a Vote
                of Security Holders                                           16

         Item 5- Other Information                                            16

         Item 6- Exhibits and Reports on Form 8-K                             16

                                                                          Page 2
UNITED HERITAGE CORPORATION
Part I, Item 1.  Financial Statements


                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 December 31,    March 31,
                                                     2000          2000
                                                 -----------    -----------
                                                  UNAUDITED
ASSETS


CURRENT ASSETS
   Cash and cash equivalents                     $   136,327    $   116,421
   Accounts receivable - trade                       254,601         65,206
   Inventory                                         355,566         67,297
   Other current assets                              124,094         67,373
                                                 -----------    -----------
          Total Current Assets                       870,588        316,297
                                                 -----------    -----------

PROPERTY AND EQUIPMENT, at cost                      241,520        168,756
   Less accumulated depreciation                    (115,511)       (90,161)
                                                 -----------    -----------
   Net Property and Equipment                        126,009         78,595
                                                 -----------    -----------
OIL AND GAS PROPERTIES                            29,363,526     27,707,069
   Less accumulated depletion                        (11,197)        (7,290)
                                                 -----------    -----------
   Net Oil and Gas Properties                     29,352,329     27,699,779
                                                 -----------    -----------
               TOTAL ASSETS                      $30,348,926    $28,094,671
                                                 ===========    ===========

                                                                          Page 3
                           UNITED HERITAGE CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS - CONTINUED

                                                   December 31,    March 31,
                                                       2000          2000
                                                   -----------    -----------
                                                    UNAUDITED
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $   813,828    $   150,457
   Notes payable                                     2,000,000             --
                                                   -----------    -----------
        Total Current Liabilities                    2,813,828        150,457
                                                   -----------    -----------

SHAREHOLDERS' EQUITY
   Common stock, $0.001 par value;
        125,000,000 shares authorized;
        shares issued and outstanding:
        10,215,025 shares at December 31, 2000          10,215             --
        10,111,543 shares at March 31, 2000                 --         10,112
   Additional paid-in capital                       35,463,436     35,216,040
   Accumulated deficit                              (7,533,713)    (6,966,138)
   Deferred compensation and consulting               (404,840)      (315,800)
                                                   -----------    -----------
        Total Shareholders' Equity                  27,535,098     27,944,214
                                                   -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $30,348,926    $28,094,671
                                                   ===========    ===========

See notes to consolidated condensed financial statements

                                                                          Page 4
                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         December 31                 December 31
                                                     2000          1999           2000          1999
                                                 -----------    ----------     -----------   ----------
REVENUES
   Processed meat products                       $   693,314    $  589,348     $ 1,600,405   $2,898,372
   Oil Sales                                          22,214        26,152          70,522       65,919
                                                 -----------    ----------     -----------   ----------
TOTAL REVENUE                                        715,528       615,500       1,670,927    2,964,291
                                                 -----------    ----------     -----------   ----------
COSTS AND EXPENSES
   Processed meat products                           612,724       524,075       1,304,451    2,407,193
   Oil production and operating costs                 11,679        13,550          40,919       40,570
   Depreciation and depletion                         10,408             -          29,256            -
   Selling                                           108,975        45,071         228,474      105,273
   General and administrative                        207,109       141,887         551,354      334,309
                                                 -----------    ----------     -----------   ----------
TOTAL COSTS AND EXPENSES                             950,895       724,583       2,154,454    2,887,345
                                                 -----------    ----------     -----------   ----------

INCOME (LOSS) from Operations                       (235,367)     (109,083)       (483,527)      76,946

OTHER INCOME (EXPENSE)
   Interest income                                       422           660           8,702        8,839
   Interest expense                                  (48,686)                      (92,748)
                                                 -----------    ----------     -----------   ----------

NET INCOME (LOSS)                                $  (283,631)   $ (108,423)    $  (567,573)  $   85,785
                                                 ===========    ==========     ===========   ==========

Net Income (Loss) per Common Share               $     (0.03)   $    (0.01)    $     (0.06)  $     0.01
                                                 ===========    ==========     ===========   ==========
Weighted average number of common shares          10,169,058     9,962,520      10,156,953    9,888,961
                                                 ===========    ==========     ===========   ==========

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                     December 31,      December 31,
                                                                        2000               1999
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $   (567,573)     $     85,785
   Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating activities:
      Depreciation and depletion                                           29,256            17,762
      Deferred compensation and consulting                                158,458            12,482
      Changes in assets and liabilities:
         In accounts receivable                                          (189,395)          (97,371)
         In inventory                                                    (288,269)           23,008
         In other current assets                                          (72,911)          (32,005)
         In accounts payable and accrued expenses                         663,371            27,282
                                                                     ------------      ------------
   Net cash (used in) provided by operating activities                   (267,063)           36,943
                                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from note receivable                                        16,190                 -
      Additions to oil and gas properties                              (1,656,457)         (362,215)
      Additions to property and equipment                                 (72,764)          (54,061)
                                                                     ------------      ------------
   Net cash used in investing activities                               (1,713,031)         (416,276)
                                                                     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowing                                           2,000,000                 -
                                                                     ------------      ------------
   Net cash provided by financing activities                            2,000,000                 -
                                                                     ------------      ------------

Increase (Decrease) in cash and cash equivalents                           19,906          (379,333)


Cash and cash equivalents at beginning of period                          116,421           440,805
                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                                              $    136,327      $     61,472
                                                                     ============      ============

See notes to consolidated condensed financial statements

                                                                          Page 6
                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

           In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2000.

NOTE 2 - INVENTORY

           Inventory consists of the following:

                                                    December 31,     March 31,
                                                       2000            2000
                                                    ------------   ----------
                               Lite Beef              $334,967       $ 35,912
                               Oil in Tanks             20,599         31,385
                                                    ------------   ----------
                                                      $355,566       $ 67,297
                                                    ============   ==========

NOTE 3  - OIL AND GAS PROPERTIES

           The Company participates in oil and gas exploration activities in Texas and New Mexico.

           Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

                                                           December 31,     March 31,
                                                              2000            2000
                                                           ------------   ----------
          Capitalized costs of oil and gas properties:
               Proved                                      $ 26,660,956   $26,484,381
               Unproved                                       2,702,570     1,222,688
                                                           ------------   -----------
                                                             29,363,526    27,707,069
          Less accumulated depletion, depreciation,
               and amortization                                  11,197         7,290
                                                           ------------   -----------
                                                           $ 29,352,329   $27,699,779
                                                           ============   ===========

                                                                         Page 7
                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)


Proved Reserves
                                                                       Oil (Bbls)      Gas (Mcf)
                                                                      -----------    -------------
         March 31, 2000                                                22,465,635
           Extensions, additions and discoveries                                -                -
           Less production for period                                      (3,226)               -
                                                                      -----------    -------------
         December 31, 2000                                             22,462,409                -
                                                                      ===========    =============
Proved Developed Reserves
           December 31, 2000                                              909,440                -
                                                                      ===========    =============

Standardized Measure of Discounted Future
     Net Cash Flows Relating to Proved Reserves
         Future cash inflows                                                         $ 499,411,000
         Future costs:
           Production                                                                 (141,028,000)
           Development                                                                  (5,138,000)
                                                                                     -------------
         Future net cash flows before income tax                                       353,245,000
         Future income tax                                                            (117,523,000)

         Future net cash flows                                                         235,722,000
         10% annual discount                                                           (71,060,000)
                                                                                     -------------

         Standardized measure                                                        $ 164,662,000
                                                                                     =============

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

                                                                          Page 8
                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 5  - CONCENTRATION OF CREDIT RISK

           Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. During the year ended March 31, 2000, and the nine months ended December 31, 2000, the Company maintained money market accounts with a bank which, at times, exceeded federally insured limits.

           Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States. Receivables from one customer at December 31, 2000 comprised approximately 69% of the trade receivables balance. No allowance for doubtful accounts has been provided, because the recorded amounts were determined to be fully collectible.

NOTE 6 - NOTE PAYABLE

           The note payable represents amounts drawn under a $2,000,000 revolving credit facility with a financial institution. The credit line matures on April 25, 2001, and bears interest at one percent above the Wall Street Journal prime rate. The Company's largest shareholder provided collateral for this loan.

NOTE 7 - NET INCOME (LOSS) PER COMMON SHARE

           Net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 2000, and December 31, 1999, after adjustment for the reverse stock split (See Note
10).

NOTE 8 - INCOME TAXES

           As of March 31, 2000, the Company had net operating loss carryovers of approximately $4,781,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2018, if not previously utilized.

NOTE 9 - ESTIMATES

           The preparation of interim financial statements as of December 31, 2000, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                          Page 9
                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

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

NOTE 12 - SUBSEQUENT EVENT

           In late January 2001, the Company received $1,000,000 under a short-term financing agreement with Almac Financial Corporation, a corporation owned by the Company's largest shareholder.

                                                                         Page 10
UNITED HERITAGE CORPORATION

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

OIL AND GAS

           United Heritage Corporation announced a five-well infill drilling program during the quarter ended September 30, 2000. This program was implemented in the quarter ended December 31, 2000. The drilling activity was located in the northwest portion of the Cato

                                                                         Page 11
OIL AND GAS (CONTINUED)

Unit in Chaves County, New Mexico. The wells were drilled on 20-acre spacing. Production casing has been set and cemented on all five (5) wells. Completion operations began December 8, 2000 on Well No. 328. Perforations are currently in the P2 zone. Well No. 302 is also perforated in the P2 zone. Well No. 334 is currently perforated on the P1 zone. Production equipment should be installed by the end of February 2001 on these three wells. Production tests will then be conducted. The remaining two wells, No. 330 and No. 355, are scheduled for completion by mid March 2001.

          The decision to implement this drilling program came as a result of a thorough geological/engineering review of approximately 62 well files of bores located in four sections, approximately 2,560 acres, of the 15,321.83 acre Cato Unit. These existing well bores were drilled on 40-acre spacing. The infill wells were offset, or in between, the existing well bores.

          The geological/engineering review included the study of the existing "Original Oil in Place" report prepared by Pecos Petroleum Engineering Inc.; subsurface mapping of the three pay sections of the San Andres zone; the cumulative production of oil and gas; and an estimate of remaining oil and gas reserves. The purpose of the review was to determine the feasibility of drilling infill wells on 20 acre spacing within the Cato Unit. The Cato Unit has 197 existing well bores on 40 acre spacing.

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

          Additionally, United Heritage Corporation has implemented a recompletion on six (6) wells in the Cato Unit. A research of well records, including well history, well logs, and completion reports, was conducted in an effort to identify possible existing San Andres pay zones within each wellbore that have not been produced. Since the three (3) producing zones (P1, P2, P3) are most prominent in the northwest portion of the Unit, this area was chosen for the initial phase of research. Six (6) wellbores have been identified in the area with existing pay zones that, according to available records, have not been perforated, tested, or produced. These wellbores include Well Nos. 35, 36, 37, 38, 66, and 103.

           The recompletion program began with Well No. 66. Records indicated that the P2 zone in the well tested 1.8 MCFGDP in 1966, however, a packer and plug was placed over the P2 and the P1 was produced. UHC entered the wellbore and removed the packer and plug. The P2 zone was isolated and treated with acid. Currently, the well is shut-in with

                                                                         Page 12
OIL AND GAS (CONTINUED)

500 psi tubing pressure awaiting production equipment. The program then moved to Well No. 37. The P2 and P1 zones were isolated and acidized. The well was put into production in late November 2000 and is currently producing 350 MCFGPD with 290 psi flowing tubing pressure. Recompletion procedures on the remaining four (4) wells are being scheduled.

          A six (6) well re-work program was designed specifically for Well Nos. 35, 42, 43, 115, 129 and 130, which had existing pumping units and down-hole equipment. Electricity was restored to all six (6) locations and the program began with Well No. 35. The wellbore was treated with acid, iron inhibitors and demulsifiers in an effort to clean the perforations and stimulate the producing formation. Production was increased from 1.5 BOPD and
6.3 MCFGPD to 9 BOPD and 170 MCFGPD. The same procedures were conducted on Well No. 43. Production was increased from 0 BOPD and 8.4 MCFGPD to 4 BOPD and 80 MCFGPD with limited pump action. When full pump action is restored, production for the well should double. Re-work procedures on the remaining four (4) wells are being scheduled.

           Current monthly oil and gas production is 18.9 MMCF gas and 1,800 barrels oil.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           MEAT PRODUCTS. Revenues for the Company's meat products were $693,314 and $1,600,405 for the quarter and nine-month periods ended December 31, 2000, respectively. Sales levels have declined from the prior year nine-month period due primarily to a lower volume of meat sold to the Company's largest customer. This customer and others ordered reduced quantities while awaiting the introduction of the Company's new product, as discussed above. We are optimistic that this decrease is only temporary as can be seen by the increase in sales volume for the current quarter as compared to the prior year.

           Total revenue for sales of meat products for the prior year quarter and nine months were $589,348 and $2,898,372, respectively. Gross profit from meat products was $295,954 for the nine-month period ended December 31, 2000, as compared with $491,179 gross profit for the same period last year. The cost of meat products as a percentage of sales was 81.5% for the nine months ended December 31, 2000, as compared to 83% for the nine months ended December 31, 1999. The decrease in the cost of meat products over the same period last year is due primarily to the lower costs of pre-seasoned and marinated meat products instead of beef purchased by the head. The Heritage Lifestyle Products-TM- line, including pork and chicken, was introduced August 2, 2000.

           The Company presently sells Heritage LIFESTYLE Products-TM- in approximately 700 stores of two major supermarket's California and Nevada divisions and 100 stores of a major chain with stores from Texas to Florida, a total of approximately 800 stores. While the Company is urging these customers to offer the Company's meat products in some or

                                                                         Page 13
MATERIAL CHANGES IN RESULTS OF OPERATIONS (CONTINUED)

all of their approximately 3,370 additional stores in other areas, there can be no assurance that these efforts will succeed. Also, the Company sells Heritage LIFESTYLE Products-TM- to 48 stores of an 80 store regional chain located in the Dallas/Fort Worth metroplex.

           OIL AND GAS. Gross sales of oil and gas totaled $138,517 and $271,375 for the quarter and nine months ended December 31, 2000, respectively, of which $116,303 and $200,853, respectively, were offset against the full cost pool related to unproved properties under development. The resulting revenues from the sale of oil and gas were $22,214 and $70,522 for the quarter and nine months ended December 31, 2000, respectively. Resulting revenues from the sale of oil and gas revenues for the prior year's quarter and nine-month periods were $26,152 and $65,919, respectively. Revenues have increased for the nine-month period for the current year due to higher prices. Production costs were $40,919 and $40,570 for the nine months ended December 31, 2000 and 1999, respectively. Oil and gas revenues are expected to increase in future periods, as more Company properties are placed in production. The costs of additional development and drilling, including the five-well drilling program mentioned above, is being capitalized under the full cost method of accounting.

           GENERAL. Selling expenses of $108,975 and $228,474 for the current quarter and nine months have increased from the prior year amounts of $45,071 and $105,273, respectively. This increase results mainly from introduction of new meat product lines. Selling expenses include the outside sales costs and additional demonstration costs of new product line. General and administrative costs have increased to $207,109 for the quarter and $551,354 for the nine months, respectively. This is a result of increased consulting and public relations costs.

           On a consolidated basis, the Company had a net loss for the current nine-month period of ($567,573). The comparable result for the prior fiscal year was a net income of $85,785. The primary reason for the change from 1999 to 2000 was a decrease in Company meat sales, increased selling expenses, and increased general and administrative costs, most of which were related to the introduction of the new product line.

MATERIAL CHANGES IN FINANCIAL POSITION

           The Company's equity capital has shown a decrease of $409,116 since March 31, 2000, the previous fiscal year-end. This decrease is primarily the result of the net loss of $567,573 for the nine-month period.

The working capital of the Company was a $1,943,240 deficit for the period ended December 31, 2000, a decrease from the working capital of $165,840 reported at March 31, 2000. Current assets increased $554,291 during the current period due to accounts receivable, inventory, and other current asset increases. Current liabilities increased $2,663,371 primarily due to the advances under a credit line, resulting in a decrease in the

                                                                         Page 14
MATERIAL CHANGES IN FINANCIAL POSITION (CONTINUED)

overall working capital position of $2,109,080 during the nine months ended December 31, 2000. The total assets of the Company were $30,348,926 for the period ended December 31, 2000, which is $2,254,255 greater than total assets at the previous year-end. This increase in total assets is primarily due to receivable and inventory increases related to meat products and the capitalization of oil and gas development costs on the Company's oil and gas properties.

           The Company's operating activities used $267,063 in cash flow for the nine months ended December 31, 2000, as compared to providing $36,943 of cash flow during the nine months ended December 31, 1999. Investing activities used $1,713,031 of cash during the nine months ended December 31, 2000, due primarily to additions to the oil and gas properties. Investing activities used cash of $416,276 for the nine months ended December 31, 1999, also due to additions to oil and gas properties. Advances under a credit facility provided $2,000,000 during the period. The Company foresees that it's oil and gas operations will continue to require expenditures at this level in the immediate future.

           At the end of the quarter, the Company had $136,327 of cash and cash equivalents compared with $61,472 a year ago. The Company believes that it's cash position will improve when the new product line, Heritage LIFESTYLE Products-TM-, is complete and oil production increases.

SUBSEQUENT EVENT

           In late January 2001, the Company received $1,000,000 under a short-term financing agreement with Almac Financial Corporation, a corporation owned by the Company's largest shareholder. This loan is in addition to a $2,000,000 loan from a savings bank that remains outstanding. The Company is currently in negotiations with a financial institution in order to provide additional financing to fund oil and gas development, however, there is no assurance that the additional financing efforts will be successful.

Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk

           Pursuant to the Instructions to Item 305(e) of Regulation S-K, no disclosure is required.

                           FORWARD-LOOKING STATEMENTS

           This report contains certain forward-looking statements. Examples of these statements include estimates of oil and gas reserves, the potential for increased sales of beef products and increased oil and gas production. Others may exist as well.

           There can be no assurance that any forward-looking statements will occur or that they will occur as anticipated. Investors are cautioned against placing too much reliance on forward-looking statements. For additional information, see the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

                                                                         Page 16
UNITED HERITAGE CORPORATION

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

                        None.

           Item 5.  Other Information

                        None

           Item 6.  Exhibits and Reports on Form 8-K

                      (a)      Exhibits.
                               27        Financial Data Schedule

                      (b)      Reports on Form 8-K

                                     Date          Item(s)       Financial
                                     Filed        Reported  Statements Included
                               ----------------   --------  -------------------
                               November 9, 2000    Item 9          None
                               November 9, 2000    Item 9          None
                               December 19, 2000   Item 9          None

UNITED HERITAGE CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED HERITAGE CORPORATION


                                    By: /s/ Walter G. Mize
                                        -----------------------------------
Date: February 12, 2001                 Walter G. Mize, President and
                                        Chief Executive Officer


                                    By: /s/ Harold L. Gilliam
                                        -----------------------------------
Date: February 12, 2001                 Harold L. Gilliam, Chief Financial
                                        Officer and Secretary

                                INDEX TO EXHIBITS

              Exhibit Number                        Description
              --------------                        -----------
                  27                           Financial Data Schedule