Form 10-K405
period 2001-03-31
UNITED HERITAGE CORP
filed 2001-06-29
CIK 354567

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

   MARK ONE:

       [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the Fiscal Year Ended March 31, 2001, OR

       [   ]  Transition report pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934
              For the Transition Period from ___________ to ___________.

       Commission File Number 0-9997

                            UNITED HERITAGE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                UTAH                                    87-0372864
------------------------------------     ---------------------------------------
      (STATE OF INCORPORATION)               (IRS EMPLOYER IDENTIFICATION NO.)

         2 North Caddo Street, P.O. Box 1956, Cleburne, Texas 76033-1956
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of common stock held by non-affiliates of the registrant, based on the average of the bid and asked prices of the Common Stock, quoted on the National Association of Securities Dealers Automated Quotation System on June 13, 2001, was $3,342,566. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. As of June 13, 2001, 10,215,059 shares of Common Stock were outstanding.

                                    CONTENTS

                                                                                                                PAGE
                                                                                                                ----

                  Forward-Looking Statements                                                                     ii
                  Glossary of Oil and Gas Terms                                                                  ii

                                     PART I

     Item 1       Business                                                                                       1
     Item 2       Properties                                                                                     9
     Item 3       Legal Proceedings                                                                              9
     Item 4       Submission of Matters to a Vote of Security Holders                                            9

                                     PART II

     Item 5       Market for Registrant's Common Equity and Related Stockholder Matters                          10
     Item 6       Selected Financial Data                                                                        11
     Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations          11
    Item 7A       Quantitative and Qualitative Disclosures About Market Risk                                     14
     Item 8       Financial Statements and Supplementary Data                                                    14
     Item 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           14

                                    PART III

    Item 10       Directors and Executive Officers of the Registrant                                             14
    Item 11       Executive Compensation                                                                         16
    Item 12       Security Ownership of Certain Beneficial Owners and Management                                 18
    Item 13       Certain Relationships and Related Transactions                                                 19

                                     PART IV

    Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                19
                  Consolidated Financial Statements                                                             F-1


                            FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF UNITED HERITAGE CORPORATION (THE "COMPANY"). THESE ARE STATEMENTS REGARDING FINANCIAL AND OPERATING PERFORMANCE AND RESULTS AND OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS. THE WORDS "EXPECT," "PROJECT," "ESTIMATE," "BELIEVE," "ANTICIPATE," "INTEND," "PLAN," "FORECAST," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

         CERTAIN IMPORTANT RISKS COULD CAUSE RESULTS TO DIFFER MATERIALLY THAN THOSE ANTICIPATED BY SOME OF THE FORWARD-LOOKING STATEMENTS. SOME, BUT NOT ALL, OF THE IMPORTANT RISKS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SUGGESTED BY THE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHER THINGS,

o ANTICIPATED CASH FLOW FROM OPERATIONS ARE LESS THAN FORESEEN, CAUSING THE COMPANY TO DELAY SOME OR ALL OF ITS RE-WORKING AND RE-COMPLETION EFFORTS IN ITS NEW MEXICO OIL AND GAS PROPERTIES.

o EVENTS THAT DEPRIVE THE COMPANY OF THE SERVICES OF ITS CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND LARGEST SHAREHOLDER, WALTER G. MIZE OR THAT DEPRIVE THE COMPANY OF CERTAIN BENEFITS PROVIDED BY MR. MIZE AND HIS AFFILIATES.

o        SHIFTS IN CONSUMER BUYING HABITS.

o CHANGES IN PRICES OR THE AVAILABLE SUPPLY OF SUITABLE MEAT FOR USE IN THE COMPANY'S MEAT PRODUCTS.

o        REDUCTIONS IN PURCHASES BY THE COMPANY'S PRINCIPAL CUSTOMER FOR
         MEAT PRODUCTS.

o ADVERSE CHANGES IN THE PRICES FOR OIL AND GAS, INCLUDING CHANGES BROUGHT ABOUT BY GOVERNMENTAL ENTITIES.

o        INACCURACY OF THE ESTIMATES OF THE COMPANY'S OIL AND GAS RESERVES.

o INEFFECTIVENESS OF THE RECOVERY METHODS THAT THE COMPANY PLANS TO USE IN ITS OIL AND GAS OPERATIONS.

o OTHER UNCERTAINTIES, ALL OF WHICH ARE DIFFICULT TO PREDICT AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY.

THE COMPANY DOES NOT INTEND TO UPDATE FORWARD-LOOKING STATEMENTS.

                           GLOSSARY OF OIL AND GAS TERMS

               A-S-P             Alkaline-Surfactant-Polymer method of recovery

               BBL               Barrels

               BOPD              Barrels of Oil per Day

               MCF               Thousand Cubic Feet

               MCFGPD            Thousand Cubic Feet of Gas Per Day

               MMCF              Million Cubic Feet

               Net The sum of the fractional working interests owned by the Company in gross acres.

               Gross The number of acres in which the Company owns a working interest.

               Pay               A formation capable of producing oil or gas.

               PSI               Pounds per square inch

                                     PART I

         AS USED HERE, REFERENCE TO THE "COMPANY," "MANAGEMENT," "WE" AND "OUR" REFER TO UNITED HERITAGE CORPORATION.

ITEM 1.           BUSINESS

GENERAL

         United Heritage Corporation has its principal office in Cleburne, Texas, and operates its business through its wholly owned subsidiaries, National Heritage Sales Corporation ("National"), UHC Petroleum Corporation ("Petroleum"), UHC Petroleum Services Corporation ("Services"), and UHC New Mexico Corporation ("New Mexico") (collectively, the "Subsidiaries"). The Company is a Utah corporation formed in 1981. We currently have sixteen employees.

DESCRIPTION OF BUSINESS

         Our subsidiaries conduct business in two segments. Through National, the Company engages in operations in the meat industry, by supplying meat products to grocery store chains for retail sale to consumers. The Company's other subsidiaries are engaged in activities related to the oil and gas industry. Petroleum is the holder of oil and gas interests in South Texas that produce from the Val Verde Basin. New Mexico holds properties in the southeastern New Mexico portion of the Permian Basin. For convenience, a glossary of some of the terms and acronyms used in the petroleum industry appears on page ii.

          PRODUCTS AND OPERATIONS

          MEAT PRODUCTS During the quarter ended June 30, 2000, the Company began marketing our new line of Heritage LIFESTYLE Products(TM). The change in our product line resulted in lower sales, which were expected, and increased costs. Management believes the new line will meet with good customer acceptance. The Company has placed its primary emphasis on the new product line, Heritage LIFESTYLE Products(TM), which consists of the products described below. The Company also continues to offer its fresh beef product line, Heritage LIFESTYLE Lite Beef(R).

          Heritage LIFESTYLE offers a wide variety of prepackaged fully seasoned products with full-bodied flavor to please the most discerning tastes. The products are sold from the self-service meat counter in supermarkets. The products are:

         LITE BEEF - 50% Less Fat & 1/3 Fewer Calories. Our flagship product, Heritage LIFESTYLE Lite Beef(R) is "Beef the way it should be!"(R) This trademarked line of beef is specifically bred to be lean and rich in great beef taste. The Company believes Heritage LIFESTYLE Lite Beef(R) will be a preferred beef for individuals wanting less fat, fewer calories, quicker cooking times and no compromise in flavor!

         USDA Choice Beef - Heritage LIFESTYLE Choice Beef(TM) is for the discriminating beef connoisseur. Hand selected for its superior quality, Heritage Choice is designed to impress beef lovers with its premium flavor, tenderness and well-marbled cuts.

         CHICKEN - Heritage LIFESTYLE Chicken(TM) is intended to be a gourmet, low fat, high flavor choice for many recipes. Two boneless, skinless breast selections are pre-seasoned for full bodied flavor....SANTA FE
         BRAND GRILL, in southwestern style; and FOUR SEASONS for everyday recipes. Oriental marinated thigh meat... CHINA WOK STIR FRY is perfect for a quick and easy saute.

         PORK - Heritage LIFESTYLE Pork(TM) contains marinated cuts that are rich in flavor and ready for the grilL, skillet or oven. CHOP HOUSE SPECIAL PORK packs thick boneless chops with five-star restaurant taste. Our BLUE RIBBON PORK ROAST is a signature fresh ham - oven or smoker ready and seasoned to perfection. HUNAN BRAND PORK STIR FRY turns any skillet into a tasty walk around China Town.

         During the year ended March 31, 2001, National introduced eight new items that are in the "family pack" or the "value pack" category. We anticipate that these new products will give National a new place in the meat counter, as well as opening up a new strata of food store chains or potential customers.

         National purchases meats that are to its standards from unrelated slaughterhouses. This meat is delivered to an independent processor that marinates, packages and freezes the meat products in accordance with National's requirements. National seeks to limit its investment in inventory by matching production to customer orders. Accordingly, National does not have a significant backlog of orders.

         National employs a quality control and procurement agent who is always present in the plant when the "Lifestyle" Meat products are produced.

         We primarily use outside sales personnel to market our products. The Company utilizes newspaper advertising and point-of-sale information materials in connection with retail sales in grocery stores. When necessary, we also utilize the services of food brokers in certain areas of the United States to act as brokers for the Company in sales of its "Lifestyle" Meat products.

         During the fiscal year ended March 31, 2001, Albertson's, Inc. accounted for 58.7% of the Company's sales of its meat products.







                    [THIS SPACE LEFT BLANK INTENTIONALLY.]

         OIL AND GAS The Company's oil and gas operations were conducted through three of the Subsidiaries--Petroleum, New Mexico and Services. The following table shows the total net oil and gas production from Texas for fiscal years ended March 31, 2001 ("Fiscal 2001"), March 31, 2000 ("Fiscal 2000") and March 31, 1999 ("Fiscal 1999").

                                                       PRODUCTION(1)
                                    ----------------------------------------------------
             AREA(2)                FISCAL 2001         FISCAL 2000          FISCAL 1999
             -----                  -----------         -----------          -----------
             Texas
               Oil                   3,739 BBL           5,723 BBL                --
               Gas                       --                   --                  --

-----------------------------------
         (1) Oil production is shown in barrels (BBL), and natural gas production is shown in thousand cubic feet (MCF).
         (2) No information is provided for the New Mexico fields. Since insufficient data has been accumulated to evaluate the New Mexico property for proved reserves, the proceeds from sales of oil and gas there have been off-set against the cost of exploration and are not reflected in the Company's consolidated statements of operation.

         The average sales price and the average production (lifting) costs per barrel and per thousand cubic feet are shown below for each of the three most recent fiscal years.

                                               FISCAL 2001                   FISCAL 2000               FISCAL 1999
                                               -----------                   -----------               -----------
              ITEMS(1)(2)                  OIL            GAS            OIL            GAS           OIL         GAS
              -----------                  ---            ---            ---            ---           ---         ---
Texas
         Avg. Sales Price/Unit           $21.61           --            $14.01          --            (3)         (3)
         Avg. Prod. Cost/Unit            $15.96           --            $11.09          --            (3)         (3)

-----------------------------------
         (1) Averages shown are computed per BBL of oil and per MCF of natural gas.
         (2) Production costs for New Mexico will be determined after the establishment of proved reserves.
         (3) In 1999, there were no proved reserves in the Texas oil fields.

         This table shows the results of the drilling activity of our oil and gas subsidiaries during each of the three most recent fiscal years:

                                               FISCAL 2001                  FISCAL 2000               FISCAL 1999
                                               -----------                  -----------               -----------
                                           NET             DRY           NET           DRY          NET           DRY
            WELLS DRILLED               PRODUCTIVE        HOLES       PRODUCTIVE      HOLES      PRODUCTIVE      HOLES
            -------------               ----------        -----       ----------      -----      ----------      -----
New Mexico
         Exploratory                         5             --            --            --            --           --
         Development                        --             --            --            --            --           --
Texas
         Exploratory                        --             --            --            --            --           --
         Development                        --             --             7            --            --           --
TOTAL
         Exploratory                         5             --            --            --            --           --
         Development                        --             --             7            --            --           --

         OIL AND GAS RESERVES Estimates of the Company's oil and gas reserves at March 31, 2001 attributable to Petroleum's Texas properties are summarized below. These estimates were prepared by TEC Engineering Group, Tyler, Texas independent petroleum engineer.


                                                          OIL (BBLS)        GAS (MCF)
                                                          ----------        ---------

PROVED RESERVES
March 31, 1999                                                    --               --
    Extensions, additions and discoveries                 22,471,358               --
    Production                                                (5,723)              --
                                                          ----------        ---------
March 31, 2000                                            22,465,635               --
    Revisions of previous estimates                        4,151,429               --
    Production                                                (3,739)              --
                                                          ----------        ---------
March 31, 2001                                            26,613,325               --
                                                          ==========        =========
PROVED DEVELOPED RESERVES
March 31, 2000                                               912,666               --
                                                          ==========        =========
March 31, 2001                                             1,591,744               --
                                                          ==========        =========


         No estimates have been prepared for the New Mexico properties owned by that subsidiary, because there has not been sufficient production time to estimate oil-in-place and proved reserves for these tracts. These properties were acquired by New Mexico in June 1999. At that time, a significant portion of the field was in disrepair. Production data on the New Mexico properties continues to be collected and analyzed. When sufficient data has been collected, independent petroleum engineers will prepare reserve reports.

         Guidelines established by the Securities and Exchange Commission were utilized to prepare these reserve estimates. Estimates of oil and gas reserves and their estimated values require numerous engineering assumptions as to the productive capacity and productions rates of existing geological formations and require the use of certain SEC guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production.

         Accordingly, estimates of reserves and their values are inherently imprecise and are subject to constant revision and changes. Therefore, these amounts should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's Texas oil and gas properties or the fair market value of these properties. Certain additional unaudited financial information regarding the Company's reserves, including the estimated present value of future net cash flows, is set forth in Note 14 of the Notes to Consolidated Financial Statements included at Item 8 of this Form 10-K.

         The Company has no oil and gas reserves or production subject to the long-term supply or similar agreements. Estimates of the Company's total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the SEC.

         TEXAS Petroleum acquired its South Texas properties (consisting of 10,500 +/- acres (gross)) in a series of transactions completed in February 1997. The field has 132 wells in various stages of drilling or completion. The Company is currently producing from wells in this field using the Klaeger Oil Retrieval System, a mobile swabbing unit. "Swabbing" is a process using a rubber and wire tool that contracts going down the well and expands as it is pulled upward by the swab line and lifts fluid out of the well casing or tubing. A swab, when pulled rapidly, exerts a suction that draws oil into the well bore. Petroleum is doing all necessary "re-work" to put all wells capable of production into production. "Re-work" is work performed on a well after its completion in an effort (a) to secure production where there has been none, (b) to restore production that has ceased, or (c) to increase production.

         Because of the nature of the formation containing the oil, the Company's consulting engineers, Surtek, Inc. of Golden, Colorado, advised that using an Alkaline-Surfactant-Polymer flood method of recovery is possible in this field. The Alkaline-Surfactant-Polymer method of recovery ("A-S-P") is a technique that combines several methods to achieve a synergistic effect.

         A field pilot was initiated. An A-S-P injection plant was constructed consisting of the housing facility, pumps, mixers, tanks, etc. and thirteen wells were drilled. Shortly after the injection of the A-S-P fluid began, an untimely breakthrough of the injection fluid into the producing wells was experienced. The pilot project was shut down to determine the cause of the breakthrough.

         Subsequently, it was found that when the injection wells were acidized, the independent field engineers utilized a pressure that exceeded the fracture pressure of the producing formation. Services filed a suit in the State District Court to recover damages from the field engineers. This suit was tentatively settled in mediation in June 2001. Management is now considering whether to reinitiate a field pilot to test the A-S-P method of recovery.

         NEW MEXICO New Mexico acquired its oil and gas properties (consisting of approximately 20,000 gross acres) in June 1999. These properties contain 284 wells of which 197 are in the Cato (San Andres) Unit alone. Expenditures were used to repair roads, batteries, disposal systems, wells, etc. in preparation for anticipated production. New Mexico owns four (4) casing swabbing units, which are being utilized in the existing fields.

         In July 2000, New Mexico designed a re-work program specifically for six wells that had existing pumping units and down hole equipment. The re-work program continued for the next six months. During this time, the subsurface and surface equipment on each well was inspected and repaired, if necessary. Two wells were treated with acid, iron inhibitors, and demulsifiers in an effort to clean the existing perforations and stimulate the producing formation. The other four wells were only restored to pumping status. Production for the six wells was 2.5 BOPD + 15 MCFGPD, collectively immediately prior to the treatment. Current collective production for the six (6) wells remains steady at 16 BOPD + 215 MCFGPD. Because of this success, treatments on the other four wells in this program are being scheduled.

         In September 2000, a different six (6) well re-completion program was designed. This program was the result of a review of well records in an effort to identify wells that had potential pay zones below the top producing formation ("P1") that had not been previously produced. The program began with a well that tested gas from the lower zone ("P2") in 1966. At that time, gas sales lines were not available; therefore, the operator set a packer and plug above the P2 zone and produced the higher P1 zone in the well. New Mexico entered the wellbore, and recompleted the well to the P2 formation. Current production is 70 MCFGPD.

         The program then moved to a second well, which records indicated neither the P1 nor the P2 formation had produced. New Mexico entered the well bore, and re-completion was attempted. The well was put on production in late December 2000. The well currently produces 300 MCFGPD + trace of water with 290 psi flowing tubing pressure on a 21/64" choke. The program will continue with work on the remaining four (4) wells selected.

         In mid-November 2000, a five (5) well infill-drilling program began in the northwest portion of the Cato Unit. New Mexico's decision to implement this drilling program came as a result of a geological/engineering review of approximately 62 well files of bores located in four sections, approximately 2,560 acres of the 15,321.83 acre Cato Unit. These existing well bores were originally drilled on 40-acre spacing. The infill wells were offset, or in between, the existing well bores.

         New Mexico believes that effective drainage of the reserves in this San Andres dolomite cannot be accomplished with wells on 40-acre spacings, therefore, locations were chosen on 20-acre spacings. The wells were successfully drilled and completion procedures began in early 2001. Four of the five wells have been completed only in the lower P2 zone with subsequent production from the upper P1 formation being foreseen. The fifth well has been completed in the P1 zone. Collectively, the wells produce 39 BOPD + 310 MCFGPD.

          Currently, monthly oil and gas production from New Mexico is 25.9 MMCF of gas and 2,704 BBL of oil.

         In May 2001, Well No. 38 was next selected for the re-completion program. Records indicated no perforations or production from the P1 or P2 zone. UHC New Mexico Corporation entered the wellbore, and the P1 and P2 zones were individually perforated, treated with acid, and evaluated. Based on the evaluation, the P1 zone was chosen for production. The well was placed on pump on May 31, 2001. Early figures indicate production of approximately 8 BOPD + 30 MCFGPD. To date, thirteen (13) wells have been placed back on pump.

         Currently, New Mexico is working on a sixteen (16) well re-work/re-completion program. This program is intended to focus on wells that records indicate the P2 zone has never been perforated and produced. The goal of this rework/re-completion program is to boost production significantly. Additional infill drilling locations are currently being identified for possible subsequent efforts. Batteries and flowlines will continue to be updated and expanded for future production. At March 31, 2001, New Mexico had 13,740 undeveloped acres (gross and net).

         SERVICES Services was formed to act as the operating company for Petroleum's South Texas leases. Its operations are not expected to contribute significantly to the Company's consolidated earnings.

COMPETITION.

         MEAT The meat industry is dominated by large, well-established companies that have large consumer recognition, large sales forces and extensive marketing budgets. National's strategy is to offer specialty products such as its "Lifestyle" Meat products to compete with these companies. We are at a competitive disadvantage with regard to the price of National's products in comparison to other meat products and the limited funds the Company can devote to advertising.

         OIL AND GAS The oil and gas business is highly competitive and has few barriers to entry. The Company competes with other oil and gas companies and investors in searching for, and obtaining, future desirable prospects, the securing of contracts with third parties for the development of oil and gas properties, the contracting for the purchase or rental of drilling rigs and other equipment necessary for drilling operations, and the purchase of equipment necessary for the completion of wells, as well as in the marketing of any oil and gas which may be discovered. Many of our competitors are larger than us and have substantially greater access to capital and technical resources than does the Company and may therefore have a significant competitive advantage. Also, many of the Company's competitors are capable of making a greater investment in a given area than is the Company.

REGULATION

         MEAT National's meat products are subject to various laws and regulations administered by the U.S. Department of Agriculture and various other state and local governmental agencies relating to the quality of food products, sanitation and other matters. We believe that National and the independent slaughterhouses and processors used by it comply with these laws and regulations in all material respects.

         OIL AND GAS Oil and gas operations are subject to various types of regulation by state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability.

         GAS PRICE CONTROLS. Prior to January 1993, certain natural gas sold by the Company was subject to regulation by the Federal Energy Regulatory Commission under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 ("NGPA"). The NGPA prescribed maximum lawful prices for natural gas sales effective December 1, 1978. Effective January 1, 1993, natural gas prices were completely deregulated, and any sales of natural gas by the Company will be made at market prices.

         OIL PRICE CONTROLS. Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices.

         STATE REGULATION OF OIL AND GAS PRODUCTION. States in which the Company conducts its oil and gas activities regulate the production and sale of natural gas and crude oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, most states regulate the rate of production and may establish maximum daily production allowables for wells on a market demand or conservation basis.

         ENVIRONMENTAL REGULATIONS. The Company's activities are subject to federal and state laws and regulations governing environmental quality and pollution control. The existence of these regulations has a material effect on the Company's operations but the cost of such compliance has not been material to date. However, the Company believes that the oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an "owner" or "operator" of property where hazardous materials may exist or be present, the Company, like all others in the petroleum industry, could be liable for fines and/or "clean-up" costs, regardless of whether the Company was responsible for the release of any hazardous substances.

FINANCIAL INFORMATION BY SEGMENT

         Revenues and net income by segment are presented below for the last three fiscal years and identifiable assets are shown by segment at the end of each of the three fiscal years:



                                                                  FISCAL 2001     FISCAL 2000     FISCAL 1999
                                                                  -----------     -----------     -----------
    Revenue:
        Meat products                                             $ 1,917,192     $ 3,164,627     $ 4,347,944
        Corporate (Parent)                                              8,886           9,012          45,233
        Oil and Gas                                                    82,900          87,421          24,202

    Net Income (Loss):
        Meat Products                                                (247,721)        239,650         542,373
        Corporate (Parent)                                           (607,845)       (303,253)       (381,290)
        Oil and Gas                                                       241          16,045          22,374

    Identifiable Assets (as of year end):
        Meat Products                                                 531,666         138,265         229,075
        Corporate (Parent)                                             92,656         154,061         452,056
        Oil and Gas                                                30,445,583      27,802,345      26,066,974







                     [THIS SPACE LEFT BLANK INTENTIONALLY.]

ITEM 2.           PROPERTIES

         The Company operates out of offices provided by Walter G. Mize, Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Mize provides the office space and equipment without charge to us.

         OIL AND GAS Our oil and gas subsidiaries own leases of an oil field in Edwards County, Texas, consisting of approximately 10,500 +/- acres (gross and net) producing from the Val Verde Basin. Our New Mexico fields consist of approximately 20,000 leasehold acres (gross and net) in southeastern New Mexico in the Permian Basin field.

         The following table shows the gross and net productive oil and gas wells in which our subsidiaries had an interest at March 31, 2001.



                                                            PRODUCTIVE WELLS
                                                 ---------------------------------------
                                                     GROSS                    NET
                                                     -----                    ---
                   AREA                          OIL         GAS         OIL         GAS
                   ----                          ---         ---         ---         ---
                   New Mexico(1)                 284          0          284          0
                   Texas                         132          0          132          0
                                                 ---          -          ---          -
                             TOTAL               416          0          416          0
                                                 ===          =          ===          =


         ------------------------------
         (1) The New Mexico wells are in various stages of re-work, re-completion and/or re-drilling. At March 31, 2001, an evaluation of proved reserves attributable to these wells cannot be made.

         The following table sets forth the gross and net acres of developed and undeveloped gas and oil leases held by the Company's oil and gas subsidiaries at March 31, 2001.



                                                  DEVELOPED ACRES                UNDEVELOPED ACRES
                                             ------------------------       --------------------------
                   AREA                        GROSS            NET           GROSS             NET
                   ----                        -----            ---           -----             ---
                   Texas                        142             142           10,360          10,360

                New Mexico                       --              --           13,740          13,740
                                                ---             ---           ------          ------
                   TOTAL                        142             142           24,100          24,100
                                                ===             ===           ======          ======


ITEM 3.           LEGAL PROCEEDINGS

         The Company had no material litigation pending at March 31, 2001.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the shareholders of the Company during the fourth quarter of its fiscal year ended March 31, 2001.

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



                                                                HIGH                       LOW
                                                                ----                       ---
         FISCAL YEAR ENDED MARCH 31, 2001:
         --------------------------------
                  First Quarter                                $ 6.88                    $ 2.75
                  Second Quarter                                 3.06                      2.25
                  Third Quarter                                  2.38                      1.00
                  Fourth Quarter                                 2.16                      1.13

         FISCAL YEAR ENDED MARCH 31, 2000:
         --------------------------------
                  First Quarter                                $ 9.38                    $ 4.69
                  Second Quarter                                 5.00                      3.75
                  Third Quarter                                  8.13                      3.06
                  Fourth Quarter                                 8.25                      3.13


SHAREHOLDERS

         As of June 13, 2001, there were approximately 2,285 record holders of the Company's Common Stock.

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

RECENT UNREGISTERED SALES OF SECURITIES

         The Company had no unregistered sales of securities in Fiscal 2001.

ITEM 6.           SELECTED FINANCIAL DATA

    The following selected financial data for the five years ended March 31, 2001, is derived from the consolidated financial statements of the Company. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein. The Company had a one-for-ten reverse stock split on October 1, 1999. Common stock shares and per-share amounts have been retroactively restated to reflect the reverse stock split.



                                 YEAR ENDED         YEAR ENDED        YEAR ENDED          YEAR ENDED          YEAR ENDED
                                  03/31/01           03/31/00          03/31/99            03/31/98            03/31/97
INCOME DATA:
Revenues                        $ 2,000,092        $ 3,252,048       $ 4,372,146         $ 2,933,610         $ 2,737,489
Income (Loss)                   $  (855,325)       $   (47,558)      $   183,457         $  (387,230)        $  (192,502)
Income (Loss) Per
       Share                    $      (.08)       $      (.00)      $       .02         $      (.04)        $      (.07)
Weighted Average
       Number of Shares          10,166,739          9,905,048         9,743,118           9,652,442           2,858,473

BALANCE SHEET DATA:
Working Capital                 $(2,052,859)       $   165,840       $   468,107         $ 1,535,155         $   149,008
Total Assets                    $31,069,905        $28,094,671       $28,748,105         $26,435,500         $25,842,162
Current Liabilities             $ 2,704,062        $   150,457       $   194,408         $    67,276         $   119,403
Long-Term Debt                  $ 1,057,500                 --                --                  --                  --
Shareholders' Equity            $27,308,343        $27,944,214       $26,553,697         $26,368,224         $25,722,759


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Our revenues for Fiscal 2001 were $2,000,092, compared to revenues of $3,252,048 for Fiscal 2000 and $4,372,146 for Fiscal 1999. The decreases in sales revenues for Fiscal 2001 and Fiscal 2000 were due primarily to decreased sales of meat products.

         Total operating expenses of $2,810,501 reflect a decrease in Fiscal 2001 as compared to $3,308,618 in Fiscal 2000 due to the decreased volume of meat sales. The decrease of total operating expenses in Fiscal 2000 from $4,233,922 in Fiscal 1999 was also caused by decreased meat sales.

         The net loss for Fiscal 2001 was $855,325, compared to the Fiscal 2000 loss of $47,558 and the Fiscal 1999 profit of $183,457. The Fiscal 2001 decline was the result of a decreased volume of meat sales, increased selling expenses related to National's new meat products, and additional general and administrative expenses. The Fiscal 2000 loss compared to the Fiscal 1999 profit was due primarily to a decrease in meat sales resulting from a change in ownership of the Company's largest meat customer during Fiscal 2000.

         MEAT PRODUCTS SEGMENT Sales of Heritage Lifestyle Meat products continue to generate most of our revenues. Revenues generated by National (the "Meat Products Segment") were $1,917,192 for Fiscal 2001, representing 97.3% of total Company revenues and reflecting a decrease from Fiscal 2000 amounts. Revenue for Fiscal 2001 reflects primarily a volume decline as compared to Fiscal 2000. Meat product revenues for Fiscal 2000 of $3,164,627 showed a decrease from Fiscal 1999 revenues of $4,347,944, which was due to decreased sales of meat products.

         In April 2001, National employed Mark Church to head National's operations. Mr. Church's employment was part of an initiative by the Company to revitalize National's existing customers and to obtain new customers. We believe that Mr. Church's efforts will result in a reversal in National's recent losses. Management has nominated Mr. Church for election to our Board of Directors. See
Item 10.

         The cost of processed meat products was 84% of revenues for both Fiscal 2001 and Fiscal 2000. In Fiscal 1999, these selling expenses were only 81% of revenues, because higher efficiency from greater sales.

         Selling expenses for Fiscal 2001 of $334,842 were greater than Fiscal 2000 due to increased marketing and promotion of new meat products. Selling expenses for Fiscal 2000 of $111,284 were comparable to those in Fiscal 1999 of $111,250.

         The Meat Products Segment reported a loss of $247,721 for Fiscal 2001, as compared to the Fiscal 2000 profit of $239,650. The Fiscal 2000 profit had decreased over the Fiscal 1999 profit of $542,373. The profit changes from year to year are directly affected by the changes in meat volume during each fiscal period, and in Fiscal 2001, the increased marketing and promotion costs of new products described above in Item 1.

         OIL AND GAS SEGMENT Oil and gas sales during Fiscal 2001 were $82,900 as compared to sales of $87,421 during Fiscal 2000. Sales in prior years were minimal. Sales of oil and gas from the New Mexico oil and gas properties obtained during exploration have been offset against exploratory costs of the unproved properties.

         Production and operating expenses were $72,647 for Fiscal 2001, which reflects an increase from Fiscal 2000 operating expenses of $63,474. Depletion expense for Fiscal 2001 was $9,962 compared to $7,290 for Fiscal 2000 due to an increase in depletable assets in Fiscal 2001.

         The oil and gas segment reported a profit of $241 for Fiscal 2001 as compared to a profit of $16,045 for Fiscal 2000. The decrease in profit for Fiscal 2001 was due primarily to lower production volume, together with increased operating costs.

         IMPACT OF INFLATION Meat sales prices are based on a multiple of current meat costs (raw materials) and are adjusted weekly with the meat industry; therefore, the cost of raw materials (meat) has little impact on gross profit (percentage). Meat prices can have a significant impact on sales and, consequently, net profits. Oil and gas prices may or may not change with inflation pressures due to other influencing factors, such as OPEC and domestic exploration policies.

         CORPORATE General and administrative expenses of $758,518 for Fiscal 2001 were higher as compared to $444,630 for Fiscal 2000, as a result of increased corporate costs and professional fees. General and administrative expenses for Fiscal 2000 decreased from the Fiscal 1999 amount of $575,274, due to the decrease of professional fees paid in Fiscal 2000.

         Interest income of $8,886 in Fiscal 2001 remained comparable to the interest income of $9,012 in Fiscal 2000, but lower than Fiscal 1999 interest income of $45,233. The decrease reflected lower levels of cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY Current assets of the Company increased from $316,297 at March 31, 2000, to $651,203 at March 31, 2001, and current liabilities increased from $150,457 at March 31, 2000, to $2,704,062 at March 31, 2001.
The working capital of the Company was a deficit of $2,052,859 at March 31, 2001, a decrease from $165,840 reported at March 31, 2000. The reduction in working capital results from the capital expenditures made in Fiscal 2000, primarily in oil and gas activities.

         Equity capital decreased by $635,871 during Fiscal 2001. Stockholders' equity was $27,308,343 at March 31, 2001, as compared to $27,944,214 at March 31, 2000. The decrease was primarily due to Fiscal 2001 losses.

         The total assets of the Company were $31,069,905 at March 31, 2001, as compared to $28,094,671 for the previous year-end. The increase in total assets results primarily from the increased investment in oil and gas activities.

         CASH FLOW The Company's operations used $494,117 of cash flow in Fiscal 2001, as compared to $1,414 used in Fiscal 2000. The increase in cash flow in Fiscal 2001 is primarily the result of lower sales volume and increased selling costs and general and administrative expenses. In Fiscal 1999, cash flow from operations was $367,981.

         Cash of $2,679,804, $509,186 and $1,292,844 was used by investing activities during Fiscal 2001, 2000 and 1999, respectively, primarily related to capital expenditures for the oil and gas properties in each year.

         Cash of $3,057,500 was provided by financing activities in Fiscal 2001 from proceeds of loans. $186,216 was provided by financing activities in Fiscal 2000 from the issuance of common stock in connection with exercise of stock options during Fiscal 2000. $24,748 was used by these activities in Fiscal 1999, due to offering costs.

         We foresee that continued development of New Mexico's oil and gas properties will require additional capital expenditures. Also, the Company plans to emphasize National's meat operations. We expect that internal cash flow will not fund all of these operations, although we believe that our lines of credit will be available to cover the shortfall.

         CAPITAL RESOURCES In March 2000, we negotiated a $2.0 million revolving credit facility from First Savings Bank of Arlington, Texas, and the first advance was drawn in April 2000. At the end of Fiscal 2001, this facility was fully drawn. The credit facility had an original term from April 25, 2000 to April 25, 2001 and was extended until April 25, 2002, unless sooner demanded. Interest accrues at 1.0% above the prime interest rate reported in THE WALL STREET JOURNAL. The Company's largest shareholder has provided collateral for this loan. We anticipate repaying this loan from our operating revenues.

         In early 2001, we received a revolving credit line, bearing interest at 10% PER ANNUM from Almac Financial Corporation, a corporation owned by our largest shareholder. Subsequently, the line of credit was increased from $1.0 million to $1.5 million, and the line was secured by substantially all of the assets of the Company and its subsidiaries. As of March 31, 2001 we had drawn $1,057,500 under the line of credit. This line of credit matures on March 31, 2003.

         There are no additional material commitments for capital expenditures as of March 31, 2001.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In the table below, information is given with respect to the directors and executive officers of the Company and a new nominee to the Company's Board of Directors:



NAME, AGE OF NOMINEE
AND YEARS SERVED AS                PRINCIPAL OCCUPATION FOR PAST
    DIRECTOR                      FIVE YEARS; OTHER DIRECTORSHIPS
    --------                      -------------------------------
Walter G. Mize               Mr. Mize has served as Chairman of the Board,
Age 63                       President and Chief Executive Officer of the
Director Since 1987          Company since September 1987. He has also served
                             as President, Chairman of the Board and Chief
                             Executive Officer of UHC Petroleum Corporation and
                             National Heritage Sales Corporation; as President
                             of UHC Petroleum Services Corporation since
                             January 1997; and as President of UHC New Mexico
                             Corporation since June 1999. He has been engaged
                             in oil and gas exploration and development, cattle
                             ranching, real estate development, banking and
                             various other investment activities for over
                             thirty years.


Harold L. Gilliam            Mr. Gilliam has served as Secretary, Treasurer and
Age 55                       Chief Financial Officer of the Company since
Director Since 1990          November 1990. He has been a partner in the firm
                             of Gilliam, Wharram & Co., P.C., Certified Public
                             Accountants, located in Cleburne, Texas, since
                             August 1987, and has been a Certified Public
                             Accountant in the state of Texas since 1972.


NAME, AGE OF NOMINEE
AND YEARS SERVED AS                PRINCIPAL OCCUPATION FOR PAST
    DIRECTOR                      FIVE YEARS; OTHER DIRECTORSHIPS
    --------                      -------------------------------

Joe Martin                   Dr. Martin is an optometrist partner in the
Age 56                       Cleburne Eye Clinic, located in Cleburne, Texas,
Director Since 1988          and has been an optometrist for over twenty-five
                             years.


C. Dean Boyd                 Mr. Boyd has been Vice President, Senior Loan
Age 54                       Officer of First National Bank of Longmont,
Director Since 1988          Longmont, Colorado since January 1999. He
                             previously served as President of Colorado
                             Community First National Bank, located in
                             Louisville, Colorado, from February 1997 to
                             January 1999; and as President of Colorado
                             Community First National Bank, located in Fraser,
                             Colorado, from 1988 to February 1997. Mr. Boyd has
                             been a Certified Public Accountant in the state of
                             Colorado since 1972.


Theresa D. Turner            Ms. Turner has been President of Colorado
Age 41                       Community First National Bank, located in Fraser,
Director Since 1992          Colorado, since February 1997. She previously
                             served as Senior Vice President of that bank from
                             January 1993 to February 1997, and in various
                             other capacities since 1985.


Mark Church                  Mr. Church has been President of National since
Age 49                       April 2001. From 1999 to the present, he has been
Director Nominee             the owner and manager of M.C. Development, LLC, a
                             food products consulting firm. From 1969 to 1999,
                             he was employed by Lucky Stores, where he was Vice
                             President of Meat and Seafood at the time of his
                             departure.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission.

         Based upon a review of Forms 4 and amendments thereto, furnished to the Company during the fiscal year ended March 31, 2001, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2001, management of the Company has determined that, during such fiscal year, no directors, officers or ten percent (10%) beneficial owners of Common Stock of the Company failed to file on a timely basis with the Securities and Exchange Commission one or more required report on Form 4 or 5 regarding transactions in the securities of the Company.





                       [THIS SPACE LEFT BLANK INTENTIONALLY.]

ITEM 11.          EXECUTIVE COMPENSATION

         During the last three fiscal years, neither we nor any of our subsidiaries paid any cash compensation to the Company's Chief Executive Officer, and no executive officer of the Company received compensation in excess of $100,000.

         The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer for the last three fiscal years.



                                            SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                           LONG TERM
                                                -------------------                      COMPENSATION AWARDS
                                                                                         -------------------
              NAME AND                                                                  SECURITIES UNDERLYING
         PRINCIPAL POSITION                YEAR        SALARY($)    BONUS($)                  OPTIONS(#)
         ------------------                ----        ---------    --------                  ----------
   Walter G. Mize                      Fiscal 2001        $0           $0                         0
   Chairman of the Board,              Fiscal 2000        $0           $0                         0
   President and Chief                 Fiscal 1999        $0           $0                         0
   Executive Officer


                         OPTION EXERCISES AND HOLDINGS

         The following table provides information with respect to the named executive officers concerning the exercise of incentive stock options during the last fiscal year and unexercised stock options held as of the end of the last fiscal year under our 2000 Stock Option Plan:

                                            AGGREGATED OPTION EXERCISES
                                              IN THE LAST FISCAL YEAR
                                             AND FY-END OPTION VALUES



                                                                                                      VALUE OF
                                                                               NUMBER OF             UNEXERCISED
                                                                              UNEXERCISED           IN-THE-MONEY
                                                                              OPTIONS AT             OPTIONS AT
                                                         VALUE                 FY-END(#)               FY-END
                             SHARES ACQUIRED            REALIZED             EXERCISABLE/           EXERCISABLE/
          NAME                ON EXERCISE(#)              ($)                UNEXERCISABLE          UNEXERCISABLE
          ----               ---------------              ---                -------------          -------------
     Walter G. Mize                --                      --                      --                     --

     Harold L. Gilliam             --                      --                      --                     --


COMPARISON OF CUMULATIVE TOTAL RETURN

         The following graph compares the performance of the Company's common stock with performance of the Russell 2000 Index and the NASDAQ Industrial Index over the period March 29, 1996 through March 31, 2001. The graph assumes that $100 was invested in our common stock and each of the indices on March 29, 1996.


                                   [GRAPH]

                            COMPARATIVE RETURN TABLE

          DATE    UNITED HERITAGE    RUSSELL 2000 INDEX    NASDAQ INDUSTRIAL
        03/30/01        21.92              145.83                122.08
        03/31/00        92.31              172.05                239.67
        03/31/99       123.08              125.24                136.99
        03/31/98       142.31              149.44                134.02
        03/31/97       153.85              105.17                 99.79
        03/29/96       100.00              100.00                100.00

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MANAGEMENT

         The following table shows beneficial ownership of shares of our Common Stock by all five percent (5.0%) shareholders, current directors and nominees for director, individually, and, together with all current executive officers of the Company, as a group, at March 31, 2001.


          NAME AND ADDRESS OF                  AMOUNT AND NATURE OF                         PERCENT
           BENEFICIAL OWNER                      BENEFICIAL OWNER                         OF CLASS(1)
           ----------------                      ----------------                         ----------

Walter G. Mize                                   7,801,500 shares                            76.4%
2 North Caddo Street
Cleburne, Texas  76033-1956

Harold L. Gilliam                                    4,500 shares                             (2)
Gilliam, Wharram & Co.
107 Westmeadow Dr.
Cleburne, Texas  76031

Joe Martin                                          11,000 shares                             0.1%
Cleburne Eye Clinic
110 W. Henderson
Cleburne, Texas  76031

C. Dean Boyd                                         8,550 shares                             (2)
First National Bank
401 Main Street
Longmont, Colorado  80502

Theresa D. Turner                                    6,500 shares                             (2)
P.O. Box 1283
Winter Park, Colorado  80482

Mark Church                                                   --(3)                           --
8401 White Oak Ave., Ste 109
Rancho Cucamonga, CA 91730

All directors, director nominees and             7,832,050 shares                            76.7%
executive officers as a group (6
persons)

------------
(1) Based on 10,215,059 shares of Common Stock issued and outstanding as of June 13, 2000.
(2)   Less than 0.1%
(3) As described in Item 13, Mr. Church executed a contract with us in April 2001 that will result in the grant of options to him to purchase our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As described further in Item 7, we received a line of credit of up to $1.5 million from Almac Financial Corporation, a corporation related to Walter
G. Mize. The line of credit is secured by substantially all of the assets of the Company and its subsidiaries. We believe that this line of credit is on terms at least as favorable to the Company as it could obtain from a lender not related to the Company.

         During the fiscal year ended March 31, 2001 the Company received the use of office space and equipment from Walter G. Mize without charge. Mr. Mize is under no obligation to provide the use of the office space or equipment to the Company.

         In April 2001, we entered into contracts with Mark Church and a company controlled him to provide certain executive and marketing services to National. Under these contracts, Mr. Church will receive options to purchase shares of the Company's common stock. Also, his company will receive commissions on sales of beef by National.


                                         PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(a)      DOCUMENTS FILED AS PART OF REPORT.


1.       FINANCIAL STATEMENTS                                                   PAGE
         The following financial statements of the Company are required to be included in Item 8 are filed under Item 14 at the page indicated:

         Independent Auditor's Report                                            F-1

         Consolidated Balance Sheets at March 31, 2001 and 2000                  F-2

         Consolidated Statements of Operations for the years ended
         March 31, 2001, 2000, and 1999                                          F-4

         Consolidated Statements of Changes in Shareholders' Equity
         for the years ended March 31, 2001, 2000, and 1999                      F-5

         Consolidated Statements of Cash Flows for the years ended
         March 31, 2001, 2000, and 1999                                          F-6

         Notes to Consolidated Financial Statements                              F-8

2.       FINANCIAL STATEMENT SCHEDULES
         No schedules are required because they are inapplicable or the information is otherwise shown in the financial statements or notes thereto.


3.                EXHIBITS

         3.1      Articles of Incorporation, as amended on December 5, 1997. (1)

         3.2      Bylaws. (2)

         21       Subsidiaries of the Company. (3)

         23       Consent of Weaver and Tidwell, L.L.P.*

         24       Power of Attorney. *

---------------------------------------------
*        FILED WITH THIS REPORT.

(1) FILED WITH THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997 AND INCORPORATED BY REFERENCE HEREIN.

(2) FILED WITH THE COMPANY'S REGISTRATION STATEMENT NO. 33-43564 ON FORM S-1 AND INCORPORATED BY REFERENCE HEREIN.

(3)      FILED WITH THE COMPANY'S ANNUAL REPORT FOR THE YEAR ENDED MARCH 31,
         2001.

--------------------------------
(b)      REPORTS ON FORM 8-K.

                  DATE                 ITEM(S)                 FINANCIAL
                  FILED               REPORTED            STATEMENTS INCLUDED
                  -----               --------            -------------------

             January 16, 2001          Item 9                    None

             January 18, 2001          Item 9                    None

             March 9, 2001             Item 9                    None

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

Date:   June 26, 2001              UNITED HERITAGE CORPORATION

                                   By:    /s/ Walter G. Mize
                                      ----------------------------------------
                                        Walter G. Mize, Chairman of the Board,
                                        President, and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on this 26th day of June 2001.

                                        SIGNATURE, TITLE

                                     /s/ Walter G. Mize
                                   ----------------------------------
                                   Walter G. Mize
                                   Chairman of the Board and Executive Officer
                                   (Principal Executive Officer)

                                   * /s/ Harold L. Gilliam
                                   ----------------------------------
                                   Harold L. Gilliam
                                   Secretary, Treasurer, Chief Financial Officer (Principal Accounting Officer)

                                   * /s/ Joe Martin
                                   ----------------------------------
                                   Dr. Joe Martin
                                   Director

                                   * /s/ C. Dean Boyd
                                   ----------------------------------
                                   C. Dean Boyd
                                   Director

                                   * /s/ Theresa D. Turner
                                   ----------------------------------
                                   Theresa D. Turner
                                   Director


*By:   /s/ Walter G. Mize
    ------------------------------------
Walter G. Mize, as Attorney-in-Fact
for each of the persons indicated

                           UNITED HERITAGE CORPORATION
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                                 MARCH 31, 2001

                         C O N T E N T S


                                                                                       Page

INDEPENDENT AUDITOR'S REPORT............................................................F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets........................................................F-2

     Consolidated Statements of Operations..............................................F-4

     Consolidated Statements of Changes in Shareholders' Equity.........................F-5

     Consolidated Statements of Cash Flows..............................................F-6

     Notes to Consolidated Financial Statements.........................................F-8


                                INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage Corporation and subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 11, 2001

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2001 AND 2000


                                                                             2001                     2000
                                                                     ---------------------    ---------------------
                               ASSETS

CURRENT ASSETS
     Cash                                                            $                  -     $            116,421
     Trade accounts receivable                                                    228,753                   65,206
     Inventory                                                                    221,947                   67,297
     Prepaid expenses                                                             200,503                   67,373
                                                                     ---------------------    ---------------------

            Total current assets                                                  651,203                  316,297


OIL AND GAS PROPERTIES, accounted for
     using the full cost method, net of accumulated
     depletion and depreciation of $17,252 for 2001
     and $7,290 for 2000
        Proved                                                                 26,646,871               26,477,091
        Unproved                                                                3,679,771                1,222,688
                                                                     ---------------------    ---------------------

                                                                               30,326,642               27,699,779



PROPERTY AND EQUIPMENT, at cost
     Equipment, furniture and fixtures                                            155,015                  112,036
     Vehicles                                                                      56,720                   56,720
                                                                     ---------------------    ---------------------

                                                                                  211,735                  168,756
     Less accumulated depreciation                                                119,675                   90,161
                                                                     ---------------------    ---------------------

                                                                                   92,060                   78,595
                                                                     ---------------------    ---------------------





TOTAL ASSETS                                                                 $ 31,069,905             $ 28,094,671
                                                                     =====================    =====================



The Notes to Consolidated Financial Statements are an integral part of these statements.

                     UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               MARCH 31, 2001 AND 2000

                                                                       2001            2000
                                                                   ------------    ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Checks issued in excess of bank balances                      $    122,341    $       -
     Line of credit                                                   2,000,000            -
     Accounts payable                                                   534,258         137,312
     Accrued expenses                                                    47,463          13,145
                                                                   ------------    ------------

          Total current liabilities                                   2,704,062         150,457

LONG-TERM LIABILITIES
     Note payable, related party                                      1,057,500            -
                                                                   ------------    ------------
          Total liabilities                                           3,761,562         150,457
SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value,
        5,000,000 shares authorized,
        none issued                                                        -               -
     Common stock, $.001 par value,
        125,000,000 shares authorized,
        issued and outstanding
        2001 - 10,215,059
        2000 - 10,111,543                                                10,215          10,112
     Additional paid-in capital                                      35,463,437      35,216,040
     Accumulated deficit                                             (7,821,463)     (6,966,138)
                                                                   ------------    ------------
                                                                     27,652,189      28,260,014
     Deferred compensation and consulting                              (343,846)       (315,800)
                                                                   ------------    ------------
                                                                     27,308,343      27,944,214
                                                                   ------------    ------------

TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                         $ 31,069,905    $ 28,094,671
                                                                   ============    ============

The Notes to Consolidated Financial Statements
are an Integral part of these statements.                 F-3

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                          2001            2000           1999
                                                       -----------     -----------    -----------
OPERATING REVENUES
     Processed meat products                           $ 1,917,192     $ 3,164,627    $ 4,347,944
     Oil sales                                              82,900          87,421         24,202
                                                       -----------     -----------    -----------

        Total operating revenues                         2,000,092       3,252,048      4,372,146

OPERATING COSTS AND EXPENSES
     Processed meat products                             1,605,018       2,663,295      3,537,075
     Production and operating                               72,647          63,474            -
     Selling                                               334,842         111,284        111,250
     Depreciation and depletion                             39,476          25,935         10,323
     General and administrative                            758,518         444,630        575,274
                                                       -----------     -----------    -----------

        Total operating costs and expenses               2,810,501       3,308,618      4,233,922
                                                       -----------     -----------    -----------

        Income (loss) from operations                     (810,409)        (56,570)       138,224

OTHER INCOME (EXPENSE)
     Interest income                                         8,886           9,012         45,233
     Interest expense                                      (53,802)            -              -
                                                       -----------     -----------    -----------

        Income (loss) before income tax                   (855,325)        (47,558)       183,457

INCOME TAX                                                     -               -              -
                                                       -----------     -----------    -----------
        Net income (loss)                              $  (855,325)    $   (47,558)   $   183,457
                                                       ===========     ===========    ===========
Earnings (loss) per share:
     Basic                                             $     (0.08)    $     (0.00)    $     0.02
                                                       ===========     ===========    ===========
     Diluted                                           $     (0.08)    $     (0.00)    $     0.02
                                                       ===========     ===========    ===========

Weighted average number
     of shares outstanding
     Basic                                              10,166,739       9,905,048      9,743,118
                                                       ===========     ===========    ===========
     Diluted                                            10,166,739       9,905,048      9,806,987
                                                       ===========     ===========    ===========

The Notes to Consolidated Financial Statements
are an Integral part of these statements.                 F-4

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999



                                              Common Stock               Additional
                                      -----------------------------       Paid-in           Accumulated
                                          Shares         Amount           Capital             Deficit            Other
                                      ---------------  ------------   -----------------  ------------------  --------------

Balance, March 31, 1998                    9,739,551       $ 9,740        $ 33,487,285         $(7,102,037)      $ (26,764)
    Stock issued upon exercise
      of stock options                           500             1               5,314                   -               -
    Stock issued pursuant to
      contingent shares                        7,001             7                  (7)                  -               -
    Rounding adjustment                           10            (1)                  -                   -               -
    Offering costs                                 -             -             (30,062)                  -               -
    Realization of deferred
      consulting costs                             -             -                   -                   -          26,764
    Net income                                     -             -                   -             183,457               -
                                      ---------------  ------------   -----------------  ------------------  --------------

Balance, March 31, 1999                    9,747,062         9,747          33,462,530          (6,918,580)              -
    Stock issued upon exercise
      of stock options                        74,500            75             186,175                   -               -
    Stock issued pursuant to
      contingent shares                        5,204             5                  (5)                  -               -
    Stock issued for assets                  202,500           203           1,209,332                   -               -
    Rounding adjustment                         (257)           (1)                  -                   -               -
    Repurchase of fractional
      shares                                      34             -                 (34)                  -               -
    Stock issued in exchange
      for future services                     82,500            83             358,042                   -        (358,125)
    Realization of deferred
      consulting costs                             -             -                   -                   -          42,325
    Net loss                                       -             -                   -             (47,558)              -
                                      ---------------  ------------   -----------------  ------------------  --------------

Balance, March 31, 2000                   10,111,543        10,112          35,216,040          (6,966,138)       (315,800)
    Stock issued pursuant to
      contingent shares                      103,516           103                (103)
    Deferred consulting costs                                                  247,500                            (247,500)
    Realization of deferred
      consulting costs                                                                                             219,454
    Net loss                                       -             -                   -            (855,325)              -
                                      ---------------  ------------   -----------------  ------------------  --------------

Balance, March 31, 2001                   10,215,059       $10,215        $ 35,463,437         $(7,821,463)      $(343,846)
                                      ===============  ============   =================  ==================  ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                                    2001                2000                1999
                                                              -----------------   -----------------   -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net income (loss)                                             $  (855,325)          $ (47,558)          $ 183,457

     Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
            Depreciation and depletion                                  39,476              25,935              10,323
            Deferred compensation and consulting
               recognized in current year                              219,454              42,325              26,764
            Changes in assets and liabilities:
               Accounts receivable                                    (163,547)             (4,397)             87,576
               Inventory                                              (154,650)             59,029             (99,479)
               Other current assets                                   (133,130)            (32,798)             32,208
               Checks issued in excess of
                   bank balances                                       122,341                   -                   -
               Accounts payable and
                   accrued expenses                                    431,264             (43,950)            127,132
                                                              -----------------   -----------------   -----------------

               Net cash provided by
                   (used in) operating activities                     (494,117)             (1,414)            367,981

CASH FLOWS FROM
INVESTING ACTIVITIES:
     Capital expenditures, including interest
        capitalized, 2001 $103,555                                  (2,679,804)           (509,186)         (1,292,844)
     Payment from issuance of note receivable                                -            (173,135)                  -
     Collection of note receivable                                           -             173,135                   -
                                                              -----------------   -----------------   -----------------

            Net cash used in investing activities                   (2,679,804)           (509,186)         (1,292,844)


The Notes to Consolidated Financial Statements are an integral part of these statements.

                 UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                  (CONTINUED)

                                                                       2001                2000                 1999
                                                                   -----------          ---------            ---------
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Proceeds from loans                                           $ 3,057,500          $       -             $      -
     Payments for offering costs                                             -                  -              (30,063)
     Repurchase of fractional shares                                         -                (34)                   -
     Proceeds from issuance
        of common stock                                                      -            186,250                5,315
                                                                   -----------          ---------            ---------

            Net cash provided by
               (used in) financing activities                        3,057,500            186,216              (24,748)
                                                                   -----------          ---------            ---------
Net decrease in cash and cash equivalents                             (116,421)          (324,384)            (949,611)

Cash and cash equivalents, beginning of year                           116,421            440,805            1,390,416
                                                                   -----------          ---------            ---------

Cash and cash equivalents, end of year                             $         -          $ 116,421            $ 440,805
                                                                   ===========          =========            =========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:

     Cash paid during the year for:
        Interest                                                   $   137,828          $       -            $       -
                                                                   ===========          =========            =========

        Taxes                                                      $         -          $       -            $       -
                                                                   ===========          =========            =========


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

     In October 1998, May 1999, and April and May 2000, the Company issued 7,001, 5,204 and 103,516 shares of common stock, respectively, pursuant to contingent provisions of a private placement in December 1997.

     On June 30, 1999, the Company issued 202,500 shares of common stock in exchange for the assignment of all interest in oil and gas properties and equipment. The properties were recorded at the estimated fair value of the common stock issued of $1,209,535.

     During the year ended March 31, 2000, the Company issued 82,500 shares of common stock in exchange for future services valued at $358,125.

     During the year ended March 31, 2001, the Company granted 300,000 options to purchase common stock in exchange for future consulting services valued at $247,500.

The Notes to Consolidated Financial Statements are an integral part of these statements.

                 UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements include the accounts of United Heritage Corporation (the Company) and its wholly owned subsidiaries, National Heritage Sales Corporation, UHC Petroleum Corporation, UHC Petroleum Services Corporation and UHC New Mexico Corporation.

         All intercompany transactions and balances have been eliminated upon consolidation.

     NATURE OF OPERATIONS

         United Heritage Corporation distributes meat products primarily on the west coast of the United States of America. The Company also owns various oil and gas properties located in Texas and New Mexico. The Company began production of the Texas properties during the March 31, 2000 fiscal year. The Company continues to explore and develop its oil and gas properties.

     REVENUE

         Revenue from the sale of meat products is recognized when products are delivered to customers. Oil and gas production revenues are recognized at the point of sale.

     INVENTORY

         Inventory consists of meat purchased for resale and oil in tanks, both of which are valued at the lower of cost (first-in, first-out) or market.

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

         The Company is currently participating in oil and gas exploration and development activities in New Mexico. At March 31, 2001, a determination cannot be made about the extent of oil and gas reserves that should be classified as proved reserves as a result of this project. Consequently, the following associated property costs and exploration costs have been excluded in computing amortization of the full cost pool:



                                                                       2001                 2000
                                                                    ----------           ----------
              Acquisition costs                                     $1,209,535           $1,209,535
              Exploration costs                                      2,366,681               13,153
              Capitalized interest                                     103,555                  -
                                                                    ----------           ----------

                                                                    $3,679,771           $1,222,688
                                                                    ==========           ==========


         The Company will begin to amortize these costs when the project evaluation is complete, which is currently estimated to be during the fiscal year ending March 31, 2002.

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



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:



              Equipment, furniture and fixtures                 3-7 years
              Vehicles                                          3-5 years


     EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share are computed based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share are computed assuming all dilutive potential common shares were issued. Diluted earnings per share have not been presented for 2001 and 2000 since the inclusion of potential common shares would be antidilutive.

         The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income or loss per common share for the year ended March 31, 1999.



                  Net income                                                         $  183,457

                  Weighted average common shares -- basic                             9,743,118
                  Effect of diluted securities:
                      Stock options                                                      63,869
                      Warrants                                                              -
                                                                                     ----------

                  Weighted average common shares -- diluted                           9,806,987
                                                                                     ==========

                  Net income per share:
                      Basic                                                          $     0.02
                                                                                     ==========

                      Diluted                                                        $     0.02
                                                                                     ==========


     CASH FLOWS PRESENTATION

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

                 UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     ADVERTISING

         The Company expenses all advertising costs as incurred. Expense for the years ended March 31, 2001, 2000 and 1999 were $127,381, $11,960 and
         $14,477, respectively.

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

     FINANCIAL INSTRUMENTS

         Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. Recorded values of cash, receivables and payables approximate fair values due to short maturities of the instruments.

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

                 UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     LONG-LIVED ASSETS

         Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.

NOTE 2.  CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the company to concentrations of credit risk, consist of cash equivalents and trade receivables. During the year ended March 31, 2001, the Company maintained money market accounts with a bank, which at times, exceeded federally insured limits. Cash equivalents held in money market accounts at March 31, 2001 and 2000 were $5,314 and $100,706, respectively.

     Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating within the United States and oil and gas customers.

     At March 31, 2001, receivables from an oil and gas customer and a food industry customer comprised 43% and 30%, respectively, of the trade receivable balance. Receivables from an oil and gas customer and a food industry customer at March 31, 2000 comprised 52% and 31%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible.

NOTE 3.  INVENTORY

     Inventory consists of the following:



                                                               2001                 2000
                                                             --------             -------
         Meat held for resale                                $202,808             $35,911
         Oil in tanks                                          19,139              31,386
                                                             --------             -------

                                                             $221,947             $67,297
                                                             ========             =======


                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   OIL AND GAS PROPERTIES AND OPERATIONS

     Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31, 2001 and 2000 are as follows:

                                                                                2001                  2000
                                                                             -----------           -----------
         Capitalized costs of oil and gas properties:
              Proved                                                         $26,664,123           $26,484,381
              Unproved                                                         3,679,771             1,222,688
                                                                             -----------           -----------
                                                                              30,343,894            27,707,069
         Less accumulated depletion,
              depreciation, and amortization                                      17,252                 7,290
                                                                             -----------           -----------
                                                                             $30,326,642           $27,699,779
                                                                             ===========           ===========

     Costs incurred in oil and gas producing activities were as follows:

                                                               2001             2000             1999
                                                            -----------      -----------     -----------
         Property acquisitions
              Unproved                                      $      -         $ 1,209,535     $      -
         Exploration                                          2,457,083           57,250       1,270,690
         Development                                            179,742          397,828            -
                                                            -----------      -----------     -----------

                                                            $ 2,636,825      $ 1,664,613     $ 1,270,690
                                                            ===========      ===========     ===========


     Results of operations of oil and gas producing activities for the years ended March 31, 2001 and 2000, the second year of production, are as follows:

                                                                                2001                  2000
                                                                             -----------           -----------
         Revenues from oil and gas producing activities:
              Sales to unaffiliated parties                                  $    82,900           $    87,421
         Expenses

              Production and operating                                            72,647                63,474
              General and administrative                                              50                   612
              Depreciation and depletion                                           9,962                 7,290
                                                                             -----------           -----------

                  Total expenses                                                  82,659                71,376
                                                                             -----------           -----------

         Pretax income from producing activities                                     241                16,045
         Income tax expense                                                          -                     -
                                                                             -----------           -----------

                  Results of oil and gas producing activities
                      (excluding corporate overhead and
                       interest costs)                                       $       241           $    16,045
                                                                             ===========           ===========

                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   LINE OF CREDIT

     In April 2000, the Company obtained a $2,000,000 revolving line of credit from a banking institution. The credit facility bears interest at 1% above the Wall Street Journal prime rate per annum (8.0% at March 31, 2001) and is due on demand. The original maturity of April 25, 2001 was subsequently extended to April 25, 2002. At March 31, 2001 the Company had drawn $2,000,000 against the credit facility. The Company's largest shareholder has provided collateral for this loan. Interest cost for the year ended March 31, 2001 was $140,919.

NOTE 6.   NOTE PAYABLE, RELATED PARTY

     The Company has a $1,500,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due March 31, 2003, from ALMAC Financial Corporation, a corporation owned by a major shareholder. At March 31, 2001 the Company had drawn $1,057,500 under the line of credit. Interest cost for the year ended March 31, 2001 was $16,438.

NOTE 7.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     At March 31, 2001, 2000 and 1999, the Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area. Revenue recognition and other accounting policies by segment are consistent with those for the consolidated entity disclosed in
     Note 1.

     SEGMENT INFORMATION:

                                             2001                                      2000
                           ---------------------------------------    ----------------------------------------
                           Oil and Gas       Meat         Total       Oil and Gas        Meat         Total
                           -----------   ----------    -----------    -----------    -----------   -----------
Revenues from
  external customers       $    82,900   $1,917,192    $ 2,000,092    $    87,421    $ 3,164,627   $ 3,252,048
Interest revenue                   -             13             13            -                8             8
Depletion, depreciation
  and amortization               9,962       11,898         21,860          7,290          4,796        12,086
Segment profit (loss)              241     (247,721)      (247,480)        16,045        239,650       255,695
Segment assets              30,445,583      531,666     30,977,249     27,802,345        138,265    27,940,610
Expenditures for
  segment assets             2,636,825       13,508      2,650,333      1,657,323         25,535     1,682,858

RECONCILIATIONS:
REVENUES                                                  2001                                         2000
                                                       -----------                                 -----------
Total revenues for
  reportable segments                                  $ 2,000,092                                 $ 3,252,048
Other revenues                                                 -                                           -
                                                       -----------                                 -----------
Total consolidated
  revenues                                             $ 2,000,092                                 $ 3,252,048
                                                       ===========                                 ===========

                                             1999
                              --------------------------------------
                              Oil and Gas      Meat          Total
                              -----------   ----------   -----------
Revenues from
  external customers          $    24,202   $4,347,944   $ 4,372,146
Interest revenue                    2,696        1,940         4,636
Depletion, depreciation
  and amortization                    -          1,767         1,767
Segment profit (loss)              22,374      542,373       564,747
Segment assets                 26,066,974      229,075    26,296,049
Expenditures for
  segment assets                1,270,690       11,603     1,282,293

RECONCILIATIONS:
REVENUES                                                     1999
                                                         -----------
Total revenues for
  reportable segments                                    $ 4,372,146
Other revenues                                                   -
                                                         -----------
Total consolidated
  revenues                                               $ 4,372,146
                                                         ===========

                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS - CONTINUED

     RECONCILIATIONS - continued:

     PROFIT OR LOSS                           2001                          2000                           1999
                                          -----------                   -----------                    -----------
     Total profit (loss) for
       reportable segments                $  (247,480)                  $   255,695                    $   564,747
     Other profit or loss                    (607,845)                     (303,253)                      (381,290)
                                          -----------                   -----------                    -----------
     Income (loss) before income
       taxes                              $  (855,325)                  $   (47,558)                   $   183,457
                                          ===========                   ===========                    ===========

     ASSETS
     Total assets for
       reportable segments                $30,977,249                   $27,940,610                    $26,296,049
     Other assets                              92,656                       154,061                        452,056
                                          -----------                   -----------                    -----------

     Consolidated total                   $31,069,905                   $28,094,671                    $26,748,105
                                          ===========                   ===========                    ===========


     OTHER SIGNIFICANT ITEMS:

                                                   2001                                   2000
                                -------------------------------------  --------------------------------------
                                  Segment                Consolidated    Segment                 Consolidated
                                  Totals    Adjustments     Totals       Totals     Adjustments      Totals
                                ----------  -----------  ------------  ----------   -----------  ------------
     Interest revenue           $       13  $    8,873    $    8,886   $        8    $   9,004     $    9,012
     Interest expense                  -        53,802        53,802          -            -              -
     Expenditures for assets     2,650,333      19,509     2,669,842    1,682,858       28,572      1,711,430
     Depletion, depreciation
       and amortization             21,860      17,616        39,476       12,086       13,849         25,935

                                                   1999
                                  ---------------------------------------
                                   Segment                   Consolidated
                                    Totals      Adjustments     Totals
                                  ----------    -----------  ------------
     Interest revenue             $    4,636     $  40,597    $   45,233
     Interest expense                    -             -             -
     Expenditures for assets       1,282,293        10,551     1,292,844
     Depletion, depreciation
       and amortization                1,767         8,556        10,323


     Adjustments to reconcile total segment interest revenue and expense, and depreciation and amortization to consolidated totals are attributed to corporate headquarters, which is not included in segment information.

     The Company recorded meat sales to the following major customers for the years ended March 31:

                                         2001                             2000                           1999
                                 ---------------------          -----------------------        -----------------------
                                   Amount      Percent            Amount        Percent           Amount       Percent
                                 ----------    -------          ----------      -------        ----------      -------
         Customer A              $1,124,732      58.7%          $2,748,581       86.9%         $3,743,768       86.1%
         Customer B                 468,410      24.4%                 -            -                 -            -
                                 ----------    -------          ----------      ------         ----------      ------

                                 $1,593,142      83.1%          $2,748,581       86.9%         $3,743,768       86.1%
                                 ==========    =======          ==========      ======         ==========      ======

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

                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   STOCK OPTION PLANS - CONTINUED

     The following schedule summarizes pertinent information with regard to the 1995 Plan for the years ended March 31, 2001, 2000 and 1999:

                                          2001                        2000                        1999
                               ------------------------      ------------------------    -------------------------
                                               Weighted                      Weighted                     Weighted
                                               Average                       Average                      Average
                                  Shares       Exercise         Shares       Exercise       Shares        Exercise
                               Outstanding      Price        Outstanding      Price      Outstanding       Price
                               -----------     --------      -----------     --------    -----------      --------
         Beginning of year        20,000       $  2.50          94,500       $  2.50        94,500        $  2.50
              Granted                -             -              -              -             -              -
              Exercised              -             -           (74,500)         2.50           -              -
              Forfeited              -             -              -              -             -              -
              Expired            (20,000)         2.50            -              -             -              -
                                --------      --------        --------       --------      -------       --------

         End of year                 -         $   -            20,000       $  2.50        94,500        $  2.50
                                ========      ========        ========      ========       ========      ========

         Exercisable                 -         $   -            20,000       $  2.50        94,500        $  2.50
                                ========      ========        ========      ========       ========      ========

         Weighted average
              fair value of
              options granted                  $   -                         $   -                        $   -
                                              ========                      ========                     ========


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

                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   STOCK OPTION PLANS - CONTINUED

     The following schedule summarizes pertinent information with regard to the 1996 Plan for the years ended March 31, 2001, 2000 and 1999:

                                          2001                        2000                        1999
                               ------------------------      ------------------------    -------------------------
                                               Weighted                      Weighted                     Weighted
                                               Average                       Average                      Average
                                  Shares       Exercise         Shares       Exercise       Shares        Exercise
                               Outstanding      Price        Outstanding      Price      Outstanding       Price
                               -----------     --------      -----------     --------    -----------      --------
         Beginning of year            -    $      -                -         $   -          30,500        $  6.40
              Granted                 -           -                -             -             -              -
              Exercised               -           -                -             -            (500)          2.50
              Forfeited               -           -                -             -             -              -
              Expired                 -           -                -             -         (30,000)          6.30
                                --------      --------        --------       --------      -------       --------

         End of year                  -           -                -         $   -             -          $   -
                                ========      ========        ========      ========       ========      ========

         Exercisable                  -           -                -         $   -             -          $   -
                                ========      ========        ========      ========       ========      ========

         Weighted average
              fair value of

              options granted                  $  -                          $   -                        $   -
                                              ========                      ========                     ========


     Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 200,000 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. No options have been granted since 1998 and none are outstanding.

     Directors of the Company adopted the 2000 Stock Option Plan effective June 5, 2000. This Plan set aside 5,000,000 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, advisors, and/or employees of the company and/or its subsidiaries. Options granted under the Plan must be exercised within the number of years after the date of granting of such options as determined by the Stock Option Committee and allowed in the Stock Option Agreement, in the amounts and time periods allowed in the Stock Option Agreement, which may provide that a period of time must elapse after the date of grant before such options are exercisable; provided, however, that the options may not be exercised as to less than 100 shares at any one time.

                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   STOCK OPTION PLANS - CONTINUED

     The following schedule summarizes pertinent information with regard to the 2000 Plan for the year ended March 31, 2001:

                                                                                  Weighted
                                                                                   Average
                                                              Shares              Exercise
                                                             Outstanding            Price
                                                             -----------          --------
         Beginning of year                                           -             $   -
              Granted                                            300,000              2.50
              Exercised                                              -                 -
              Forfeited                                              -                 -
              Expired                                                -                 -
                                                             -----------          --------

         End of year                                             300,000              2.50
                                                             ===========          ========
         Exercisable                                             300,000              2.50
                                                             ===========          ========

         Weighted average fair value of options granted                            $  0.82
                                                                                  ========


     Stock options outstanding under the 2000 Plan are all exercisable at $2.50 per share and weighted average remaining contractual life is 2.33 years.

     Options granted under the three plans for the years ended March 31, 2001, 2000 and 1999 were to non-employees and $219,454, $42,325 and $26,764, respectively, were expensed as payment for services.

     Since the Company did not grant options to employees in 2001, 2000 and 1999, there is no pro forma effect to disclose for those years in relation to compensation expense using the fair value method prescribed by SFAS No. 123.

     The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of one to two years; expected volatility of 134.9%; and no expected dividends.

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

     The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31, 2001, 2000 and 1999:

                                        2001                           2000                           1999
                              -------------------------       -----------------------       ------------------------
                                               Weighted                      Weighted                      Weighted
                                               Average                       Average                      Average
                                 Shares        Exercise          Shares      Exercise         Shares      Exercise
                              Outstanding        Price        Outstanding      Price        Outstanding     Price
                              ---------      ----------       ---------    ----------       ---------     --------
         Beginning of year      130,000        $   9.40         130,000      $   9.40         130,000     $   9.40
              Granted              -               -               -             -               -             -
              Exercised            -               -               -             -               -             -
              Forfeited            -               -               -             -               -             -
              Expired              -               -               -             -               -             -
                              ---------      ----------       ---------    ----------       ---------     --------
         End of year            130,000        $   9.40         130,000      $   9.40         130,000     $   9.40
                              ---------      ----------       ---------    ----------       ---------     --------

         Exercisable            130,000        $   9.40         130,000      $   9.40         130,000     $   9.40
                              =========      ==========       =========    ==========       =========   ==========

         Weighted average
              fair value of
              warrants issued                  $   -                         $   -                        $    -
                                             ==========                    ==========                   ==========


     The following table summarizes information about the stock warrants outstanding at March 31, 2001:

                                                        Weighted
                                                        Average           Weighted
            Range of                 Number            Remaining          Average
            Exercise                of Shares         Contractual         Exercise
             Prices                at 3/31/01             Life              Price
         ---------------           ----------         -----------         --------
         $ 7.50 - $10.00             102,300           0.3 years           $ 7.70
         $12.50 - $17.50              23,150           0.3 years            14.50
         $20.00                        4,550           0.3 years            20.00
                                   ---------

                                     130,000
                                   =========

                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   STOCK WARRANTS - CONTINUED

     During the years ended March 31, 2001, 2000 and 1999, the Company recorded no expense for services rendered related to warrants issued under the agreement.

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

     The Company federal tax provision consists of the following:

                                                          2001         2000          1999
                                                        --------     --------      --------
         Current                                        $   -        $   -         $    -
         Deferred                                           -            -           64,665
         Re-evaluation of beginning valuation
           allowance on temporary differences            (  -  )      (  -  )       (64,665)
                                                        --------     --------      --------

                                                        $   -        $   -         $    -
                                                        ========     ========      ========

                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.   INCOME TAXES - CONTINUED

     At March 31, the deferred tax asset and liability balances are as follows:

                                                         2001                   2000
                                                     -----------            -----------
         Deferred tax asset
              Oil and gas properties                 $ 8,049,925            $ 8,049,925
              Net operating loss                       1,946,955              1,625,640
                                                     -----------            -----------

                                                       9,996,880              9,675,565
         Deferred tax liability                              -                      -
                                                     -----------            -----------

         Net deferred tax asset                        9,996,880              9,675,565
         Valuation allowance                          (9,996,880)            (9,675,565)
                                                     -----------            -----------
                                                     $      -               $       -
                                                     ===========            ===========


     The net change in the valuation allowance for 2001 and 2000 is an increase of $321,315 and $13,944, respectively. The deferred tax asset is due to the net operating loss carryover and difference in the basis of oil and gas properties for tax and financial reporting purposes.

     The Company has a net operating loss carryover of approximately $5,726,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2019, if not previously utilized.

NOTE 11.   STOCK BONUS PLAN

     The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The administration of the plan is done by the Company's stock option committee. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2001, 27,800 shares had been issued in accordance with the plan.

NOTE 12.   ONE-FOR-TEN STOCK SPLIT

     The Company effected a one-for-ten reverse common stock split on October 1, 1999. All common stock shares and per share amounts have been retroactively restated to reflect this reverse stock split.

                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.   SUBSEQUENT EVENTS

     Effective April 1, 2001, the Company terminated a consulting agreement dated July 28, 2000, related to the stock options granted under the 2000 Plan (see Note 7), and entered into an amended and restated Employment Agreement (Agreement), whereby the employee would receive 510,000 options to purchase common stock of the Company at an exercise price of $1.50 per share. The first 210,000 options are exercisable upon execution of the agreement, and an additional 150,000 options shall vest on each of the first and second anniversary of the effective date of the Agreement. The effect of the Agreement on the Company's net income for the year ending March 31, 2002 will be an increase to compensation expense of approximately $59,000.

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

                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) - CONTINUED

     PROVED RESERVES - CONTINUED

                                                                      Oil (Bbls)         Gas (McF)
                                                                     -----------        -----------
         March 31, 1999                                                    -                   -
              Extensions, additions and discoveries                   22,471,358               -
              Production                                                  (5,723)              -
                                                                     -----------        -----------

         March 31, 2000                                               22,465,635               -
              Revisions of previous estimates                          4,151,429               -
              Production                                                  (3,739)              -
                                                                     -----------        -----------

         March 31, 2001                                               26,613,325               -
                                                                     ===========        ===========

     PROVED DEVELOPED RESERVES

         March 31, 2000                                                  912,666               -
                                                                     ===========        ===========
         March 31, 2001                                                1,591,744               -
                                                                     ===========        ===========


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

                    UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) - CONTINUED

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
         NET CASH FLOWS RELATING TO PROVED RESERVES

                                                                          March 31, 2001             March 31, 2000
                                                                          --------------             --------------
     Future cash inflows                                                  $ 448,168,000              $ 499,411,000
     Future costs:
         Production                                                        (157,380,000)              (141,028,000)
         Development                                                         (5,138,000)                (5,138,000)
                                                                          -------------              -------------

     Future net cash flows before income tax                                285,650,000                353,245,000
     Future income tax                                                      (96,117,000)              (117,523,000)
                                                                          -------------              -------------

     Future net cash flows                                                  189,533,000                235,722,000
     10% annual discount                                                    (96,578,000)               (71,060,000)
                                                                          -------------              -------------

     Standardized measure of discounted future
         net cash flows                                                   $  92,955,000              $ 164,662,000
                                                                          =============              =============


     CHANGES IN STANDARDIZED MEASURE OF
         DISCOUNTED FUTURE NET CASH FLOWS

                                                                          March 31, 2001             March 31, 2000
                                                                          --------------             --------------
         Sales of oil and gas net of production costs                      $    (10,000)             $    (24,000)
         Net changes in prices and production costs                         (93,431,000)                      -
         Extensions, additions and discoveries                                      -                 246,780,000
         Revision of quantity estimates and timing                           (9,684,000)                      -
         Accretion of discount                                               16,466,000                       -
         Net change in income taxes                                          14,952,000               (82,094,000)
                                                                          -------------              -------------

     Net increase (decrease)                                              $ (71,707,000)             $ 164,662,000
                                                                          =============              =============