Form 10-Q
period 2001-06-30
UNITED HERITAGE CORP
filed 2001-08-14
CIK 354567

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One

     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001; or

     [   ]        Transition report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

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

YES X  NO
   ---   ---

     The number of shares of common stock, $0.001 par value, outstanding at August 5, 2001, was 10,215,059 shares.

                    UNITED HERITAGE CORPORATION--FORM 10-Q
                                   CONTENTS


                                                                                                Page Number
PART I - FINANCIAL INFORMATION

           Item 1 - Financial Statements (unaudited)

                  Consolidated Condensed Balance Sheets
                  at June 30, 2001 and March 31, 2001                                              2 - 3

                  Consolidated Condensed Statements of Income
                  for the Three Months ended
                  June 30, 2001 and June 30, 2000                                                  4

                  Consolidated Condensed Statements of Cash
                  Flows for the Three Months ended June 30,
                  2001 and June 30, 2000                                                           5

                  Notes to Consolidated Condensed Financial
                  Statements                                                                       6 - 8

           Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                 9 -12

           Item 3 - Quantitative and Qualitative Disclosures About
                  Market Risk                                                                      12

           Forward-Looking Statements                                                              13

PART II - OTHER INFORMATION

           Item 1 -Legal Proceedings                                                               14

           Item 2- Changes in Securities                                                           14

           Item 3 - Defaults upon Senior Securities                                                14

           Item 4- Submission of Matters to a Vote of Security Holders                             14

           Item 5- Other Information                                                               14

           Item 6- Exhibits and Reports on Form 8-K                                                14

SIGNATURES                                                                                         15


PART I, ITEM 1.  FINANCIAL STATEMENTS

                          UNITED HERITAGE CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             JUNE 30, 2001          MARCH 31, 2001
                                                                             -------------          --------------
                                                                               UNAUDITED
ASSETS

CURRENT ASSETS
         Trade accounts receivable                                           $    325,473           $   228,753
         Inventory                                                                228,165               221,947
         Other current assets                                                     255,559               200,503
                                                                             ------------           -----------
                  Total Current Assets                                            809,197               651,203
                                                                             ------------           -----------

OIL AND GAS PROPERTIES, accounted for
         using the full cost method, net of
         accumulated depletion and depreciation of
         $23,550 at June 30, 2001 and $17,252 at
         March 31, 2001
               Proved                                                          28,689,020            26,646,871
               Unproved                                                         1,805,374             3,679,771
                                                                             ------------           -----------
                                                                               30,494,394            30,326,642
                                                                             ------------           -----------

PROPERTY AND EQUIPMENT, at cost
         Equipment, furniture and fixtures                                        279,117               155,015
         Vehicles                                                                  56,720                56,720
                                                                             ------------           -----------
                                                                                  335,837               211,735
         Less accumulated depreciation                                           (129,099)             (119,675)
                                                                             ------------           -----------
                                                                                  206,738                92,060
                                                                             ------------           -----------

                          TOTAL ASSETS                                       $ 31,510,329           $31,069,905
                                                                             ============           ===========


                          UNITED HERITAGE CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


                                                                             JUNE 30, 2001         MARCH 31, 2001
                                                                             -------------         --------------
                                                                               UNAUDITED
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Checks issued in excess of bank balances                            $     87,458           $   122,341
         Line of credit                                                         2,000,000             2,000,000
         Note payable                                                              92,500                   -0-
         Accounts payable                                                         639,826               534,258
         Accrued expenses                                                          53,598                47,463
                                                                             ------------           -----------
                  Total Current Liabilities                                     2,873,382             2,704,062
                                                                             ------------           -----------

LONG-TERM LIABILITIES
         Note payable, related party                                            1,514,800             1,057,500
                                                                             ------------           -----------
                  Total Liabilities                                             4,388,182             3,761,562
                                                                             ------------           -----------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value,
                  125,000,000 shares authorized;
                  10,215,059 shares issued and outstanding                         10,215                10,215
         Additional paid-in capital                                            35,273,915            35,463,437
         Accumulated deficit                                                   (8,048,027)           (7,821,463)
                                                                             ------------           -----------
                                                                               27,236,103            27,652,189
         Deferred compensation and consulting                                    (113,956)             (343,846)
                                                                             ------------           -----------
                  Total Shareholders' Equity                                   27,122,147            27,308,343
                                                                             ------------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 31,510,329           $31,069,905
                                                                             ============           ===========


See notes to consolidated condensed financial statements

                          UNITED HERITAGE CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                                 --------
                                                                          2001               2000
                                                                          ----               ----
REVENUES
     Processed meat products                                           $  210,583         $  252,465
     Oil and gas sales                                                    241,638             14,818
                                                                       ----------         ----------
TOTAL REVENUE                                                             452,221            267,283
                                                                       ----------         ----------

COSTS AND EXPENSES
     Processed meat products                                              203,095            238,786
     Production and operating                                             146,731             12,667
     Selling                                                               58,344             61,867
      Depreciation and depletion                                           15,723              8,327
      General and administrative                                          178,187            196,819
                                                                       ----------         ----------
TOTAL COSTS AND EXPENSES                                                  602,080            518,466
                                                                       ----------         ----------

LOSS from Operations                                                     (149,859)          (251,183)

OTHER INCOME (EXPENSE)
     Interest income                                                           75              2,639
     Interest expense                                                     (76,776)               -0-
                                                                       ----------         ----------
NET LOSS                                                               $ (226,560)        $ (248,544)
                                                                       ==========         ==========
Net loss per common share                                              $    (0.02)        $    (0.02)
                                                                       ==========         ==========
Weighted average number of common shares                               10,215,059         10,148,904
                                                                       ==========         ==========


See notes to consolidated condensed financial statements

                          UNITED HERITAGE CORPORATION
          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                                   --------
                                                                            2001              2000
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $  (226,560)      $  (248,544)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                                            15,723             8,327
      Deferred compensation and consulting                                  40,369            40,369
      Changes in assets and liabilities:
         Accounts receivable                                               (96,720)           (1,432)
         Inventory                                                          (6,218)           (4,739)
         Other current assets                                              (55,056)          (49,020)
         Checks issued in excess of bank balances                          (34,883)              -0-
         Accounts payable and accrued expenses                             111,703            36,614
                                                                       -----------       -----------
   Net cash used in operating activities                                  (251,642)         (218,425)
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to oil and gas properties                                 (174,056)         (392,921)
      Additions to property and equipment                                 (124,102)          (49,180)
      Issuance of note receivable                                              -0-          (185,074)
                                                                       -----------       -----------
   Net cash used in investing activities                                  (298,158)         (627,175)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                                             549,800           746,000
                                                                       -----------       -----------
   Net cash provided by financing activities                               549,800           746,000
                                                                       -----------       -----------

Decrease in cash and cash equivalents                                          -0-           (99,600)

Cash and cash equivalents at beginning of period                               -0-           116,421
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                 $       -0-       $    16,821
                                                                       ===========       ===========


See notes to consolidated condensed financial statements

                          UNITED HERITAGE CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

NOTE 2 - INVENTORY

     Inventory consists of the following:


                                                                              JUNE 30,             MARCH 31,
                                                                                2001                 2001
                                                                              --------             ---------
                              Meat Products                                   $198,838             $202,808
                              Oil in Tanks                                      29,327               19,139
                                                                              --------             ---------
                                                                              $228,165             $221,947
                                                                              ========             =========


NOTE 3 - OIL AND GAS PROPERTIES

     The Company participates in oil and gas exploration activities in Texas and New Mexico.

     Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:


                                                                                    JUNE 30,               MARCH 31,
                                                                                      2001                   2001
                                                                                    --------               ---------
          Capitalized costs of oil and gas properties:
               Proved                                                            $  28,712,570           $  26,664,123
               Unproved                                                              1,805,374               3,679,771
                                                                                 -------------           -------------
                                                                                    30,517,944              30,343,894

          Less accumulated depletion, depreciation,
               And amortization                                                         23,550                  17,252
                                                                                 -------------           -------------
                                                                                 $  30,494,394           $  30,326,642
                                                                                 =============           =============


                          UNITED HERITAGE CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

Proved Reserves


                                                                                   Oil (Bbls)                Gas (Mcf)
                                                                                  ------------              ----------
          March 31, 2001                                                          $ 26,613,325              $      -0-
               Extensions, additions and discoveries                                 3,497,008               3,412,672
               Less production for period                                               (7,369)                (62,461)
                                                                                  ------------              ----------
          June 30, 2001                                                           $ 30,102,964              $3,350,211
                                                                                  ============              ==========


NOTE 4 - CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States and oil and gas purchasers. Receivables from one oil and gas customer and a food industry customer at June 30, 2001 comprised approximately 12% and 71%, respectively, of the trade receivables balance. No allowance for doubtful accounts has been provided, because the recorded amounts were determined to be fully collectible.

NOTE 5 - LINE OF CREDIT

     The line of credit liability represents amounts drawn under a $2,000,000 revolving credit facility with a financial institution. The credit line matures on April 25, 2002, and bears interest at one percent above the Wall Street Journal prime rate. The Company's largest shareholder provided collateral for this loan.

NOTE 6 - NOTES PAYABLE

     RELATED PARTY

     The Company has a $1,750,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due March 31, 2003, from ALMAC Financial Corporation, a corporation owned by the largest shareholder. At June 30, 2001 the Company had drawn $1,514,800 under the line of credit.

     OTHER

     During the quarter ended June 30, 2001, the Company borrowed $92,500 from an individual. The unsecured note is due December 21, 2001 and bears interest at 10%.

                          UNITED HERITAGE CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 7 - NET LOSS PER COMMON SHARE

     Net loss per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 2001 and June 30, 2000.

NOTE 8 - INCOME TAXES

     As of March 31, 2001, the Company had net operating loss carryovers of approximately $5,726,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2019, if not previously utilized.

NOTE 9 - ESTIMATES

     The preparation of interim financial statements as of June 30, 2001 in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 10 - RECLASSIFICATIONS

     Certain amounts reported for prior periods have been reclassified to conform to the presentation for the current reporting period.

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

MEAT PRODUCTS

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

         The Company presently sells Heritage Lifestyle Products(TM) in approximately 700 stores of two major supermarket's California and Nevada divisions and 100 stores of a major chain with stores from Texas to Florida, a total of approximately 800 stores. While the Company is urging these customers to offer the Company's meat products in some of all of their approximately 3,370 additional stores in other areas, there can be no assurance that these efforts will succeed.

     In April 2001, National employed Mark Church to head National's operations. Mr. Church's employment was part of an initiative by the Company to revitalize National's existing customers and to obtain new customers. We believe that Mr. Church's efforts will result in a reversal in National's recent losses.

On August 6, 2001 the Company issued a Press release and filed an 8-K with the SEC that stated that the Company is seeking "strategic transactions". One such transaction is the possibility of the spin-off of National Heritage Sales, the subsidiary that purveys HERITAGE LIFESTYLE PRODUCTS(TM), to the existing shareholders, or, in the alternative, the sale of all or part of National.

OIL AND GAS

TEXAS - 10,500 ACRES
        Val Verde Basin

     Subsequent to the settlement of the Litigation against the field Engineers, who damaged the initial A-S-P Pilot Designed by Surtek, Inc., management has strongly considered the initiation of A pilot Flood Test in the "C" Zone of the Glen Rose Formation. This zone is below the "A" Zone which was the zone of interest in the original test and it is believed that it was not damaged. The original 13 wells would be utilized as well as much of the existing equipment. To evaluate the "C" Zone by core analysis, 4 off-set wells to the existing pilot have been drilled. One has been cored and the core sent to "Core Laboratories" and 3 are being cored. The results appear to be promising.

In the press release and 8-K filed on August 6, 2001, the Company stated it is seeking "strategic transactions" such transactions include an "Industry Partner" to drill the "Deep-Gas Prospect" (8,500' to 10,200') in the south Texas field or to sell all or part of the deep rights owned by the Company. Also, the Company is seeking development funds or a partner for the shallow Glen Rose development. The Company may sell all or part of the Glen Rose.

NEW MEXICO - 20,000 Acres
             Permian Basin

     Management has decided to spend the appropriate time production testing the producing wells in New Mexico. Also, it will expand its swabbing area on a well by well basis. The Company does not intend to drill any additional "infil" wells in the immediate future or to initiate any extensive re-work or re-completion programs. This will allow the Company to accumulate cash and pay down debt from existing production.

However, the Company is seeking strategic transactions which include industry partners, raising development funds, exploring CO2 flood potential, or the sale of all or part of the New Mexico properties.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     MEAT PRODUCTS. Revenues for the Company's meat products were $210,583 and $252,465 for the three-month periods ended June 30, 2001 and June 30, 2000, respectively. Sales levels have declined from the prior year three-month period due primarily to a lower volume of meat sold to the Company's largest customer. We are optimistic that this decrease is only temporary.

     Gross profit from meat products was $7,487 for the three-month period ended June 30, 2001, as compared with $13,679 gross for the same period last year. The cost of meat products as a percentage of sale was 96% for the three months ended June 30, 2001 as compared to 94% for the three months ended June 30, 2000. The increase in the cost of meat products over the same period last year is due primarily to the costs of pre-seasoned and marinated meat products instead of beef purchased by the head.

     OIL AND GAS. Gross sales of oil and gas totaled $241,638 for the quarter ended June 30, 2001. Revenues from the sale of oil and gas for the prior year's quarter were $14,818. Revenues have increased for the three-month period for the current year due to increases in volume produced and sold. Production costs were $146,731 and $12,667 for the three months ended June 30, 2001 and 2000, respectively. Oil and gas revenues are expected to increase in future periods, as more Company properties are placed in production.

     GENERAL. Selling expenses of $58,344 for the current quarter are similar to the prior year amount of $61,867. Selling expenses include the outside sales costs and demonstration costs of the meat product lines. General and administrative costs have declined slightly to $178,187 for the current year as compared to $196,819 for the prior year quarter.

     On a consolidated basis, the Company had a net loss for the current three-month period of $226,560. The comparable result for the quarter ended June 30, 2000 was a net loss of $248,544. The primary reason for the change from 2000 to 2001 was a decrease in selling expenses and general and administrative costs.

MATERIAL CHANGES IN FINANCIAL POSITION

     During the first quarter of this fiscal year, the Company applied cash of $251,642 to its operations and $298,158 to investments in the oil and gas operations of its Subsidiaries. An affiliate of the Company's largest shareholder advanced the $457,300 needed for these expenditures. In addition, during the quarter the Company borrowed $92,500 from an individual. By comparison, the Company's operating activities used $218,425 of cash flow during the three months ended June 30, 2000. Investing activities used cash of $627,175 for the three months ended June 30, 2000, primarily due to additions to oil and gas properties.

     At June 30, 2001, the Company had minimal cash. At that date, however, the Company had an available balance of $235,200 on its line of credit and $809,197 of other current assets.

     The Company believes that, at the current level of operation, its Subsidiaries will generate sufficient cash flow to fund these activities. If internally generated cash flows are not adequate for all company purposes, the Company may have to call upon its largest shareholder and Chief

Executive Officer, Walter G. Mize, for additional advances by an entity controlled by him or seek other sources.

     During the quarter ended June 30, 2001, Mr. Mize's affiliate advanced the amounts indicated above and increased the line of credit to $1.75 million. Also, the securing of this line of credit by substantially all of the Company's and Subsidiaries' assets was completed. At June 30, 2001, $1,514,800 was drawn on this line of credit. At August 10, 2001, the outstanding balance of this line of credit was $1,526,400, leaving an undrawn balance of $223,600. The Company's other line of credit remains fully drawn.

     As noted above, the Company is seeking strategic transactions that might involve a sale or assignment of all or portion of the Company's interests in the oil and gas properties of its Subsidiaries. Also, management is considering possible transactions involving National's meat operations.

     The Company's equity capital has shown a decrease of $186,196 since March 31, 2001, the previous fiscal year-end. This decrease is primarily the result of the net loss for the three-month period.

     The working capital of the Company was a $2,064,185 deficit for the period ended June 30, 2001, similar to the working capital deficit reported at March 31, 2001. Current assets increased $157,994 during the current period due to accounts receivable, inventory, and other current asset increases. Current liabilities increased $169,320 primarily due to the advances under a note payable and increased accounts payable.

     Total assets of the Company were $31,510,329 for the period ended June 30, 2001, which is $440,424 greater than total assets at the previous year-end. This increase in total assets is primarily due to accounts receivable increases, equipment additions, and the capitalization of oil and gas development costs on the Company's oil and gas properties.

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

     o THE COMPANY SUSTAINS CASH FLOW SHORTAGES THAT IT CANNOT FUND THROUGH ADVANCES BY ITS LARGEST SHAREHOLDER OR OTHER SOURCES.

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

                   None.

          ITEM 5.  OTHER INFORMATION

                   None

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  Exhibits.
                        None

                   (b)  Reports on Form 8-K


               DATE                ITEM(S)                 FINANCIAL
               FILED               REPORTED           STATEMENTS INCLUDED
               -----               --------           -------------------
          April 18, 2001            Item 9                   None
            May 2, 2001             Item 9                   None


UNITED HERITAGE CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED HERITAGE CORPORATION

                                   By: /s/ Walter G. Mize
                                       -------------------------------------
Date: August 13, 2001                  Walter G. Mize, President and
                                       Chief Executive Officer

                                   By: /s/ Harold L. Gilliam
                                       -------------------------------------
Date: August 13, 2001                  Harold L. Gilliam, Chief Financial
                                       Officer and Secretary