Form 10-Q
period 2001-09-30
UNITED HERITAGE CORP
filed 2001-11-14
CIK 354567

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001;

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 0-9997

United Heritage Corporation

(Exact name of registrant as specified in charter)

Utah	87-0372826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 North Caddo Street, Cleburne, Texas	76031
(Address of principal executive offices)	(Zip Code)

(817) 641-3681
(Registrant's telephone number, including area code)

No Change
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

YES         ☒            NO          ☐

The number of shares of common stock, $0.001 par value, outstanding at November 5, 2001, was 10,215,059 shares.

UNITED HERITAGE CORPORATION—FORM 10-Q

Part I, Item 1.  Financial Statements

UNITED HERITAGE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2001	March 31, 2001
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Trade accounts receivable	$82,914	$228,753
Inventory	224,943	221,947
Other current assets	246,901	200,503
Total Current Assets	554,758	651,203

OIL AND GAS PROPERTIES, accounted for using the full cost method, net of accumulated depletion and depreciation of $27,522 at September 30, 2001 and $17,252 at March 31, 2001
Proved	28,676,978	26,646,871
Unproved	1,877,489	3,679,771
	30,554,467	30,326,642

PROPERTY AND EQUIPMENT, at cost
Equipment, furniture and fixtures	279,117	155,015
Vehicles	56,720	56,720
	335,837	211,735
Less accumulated depreciation	(141,624)	(119,675)
	194,213	92,060

TOTAL ASSETS	$31,303,438	$31,069,905

UNITED HERITAGE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2001	2001
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balances	$13,238	$122,341
Line of credit	2,000,000	2,000,000
Accounts payable	604,318	534,258
Accrued expenses	94,052	47,463
Total Current Liabilities	2,711,608	2,704,062

LONG-TERM LIABILITIES
Note payable, related party	1,783,970	1,057,500
Total Liabilities	4,495,578	3,761,562

SHAREHOLDERS' EQUITY
Common stock, $0.001 par value, 125,000,000 shares authorized; 10,215,059 shares issued and outstanding	10,215	10,215
Additional paid-in capital	35,273,915	35,463,437
Accumulated deficit	(8,402,683)	(7,821,463)
	26,881,447	27,652,189
Deferred compensation and consulting	(73,587)	(343,846)
Total Shareholders’ Equity	26,807,860	27,308,343

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,303,438	$31,069,905

See notes to consolidated condensed financial statements

UNITED HERITAGE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	September 30		September 30
	2001	2000	2001	2000
REVENUES
Processed meat products	$120,836	$654,627	$331,419	$907,091
Oil sales	104,362	33,491	346,000	48,308
TOTAL REVENUE	225,198	688,118	677,419	955,399

COSTS AND EXPENSES
Processed meat products	107,803	452,942	310,898	691,727
Oil production and operating costs	162,777	15,887	309,508	29,240
Depreciation and depletion	16,497	10,521	32,220	18,848
Selling	70,864	57,632	129,208	119,499
General and administrative	166,298	159,440	344,485	344,247
TOTAL COSTS AND EXPENSES	524,239	696,422	1,126,319	1,203,561

LOSS from Operations	(299,041)	(8,304)	(448,900)	(248,162)

OTHER INCOME (EXPENSE)
Interest income	6	5,640	81	8,279
Interest expense	(55,743)	(32,737)	(132,519)	(44,062)

NET LOSS	$(354,778)	$(35,401)	$(581,338)	$(283,945)

Net Loss per Common Share	$(0.03)	$(0.00)	$(0.06)	$(0.03)

Weighted average number of common shares	10,215,059	10,152,835	10,215,059	10,150,863

See notes to consolidated condensed financial statements

UNITED HERITAGE CORPORATION

CONSOLIDATED  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(581,338)	$(283,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	32,220	18,848
Deferred compensation and consulting	80,738	80,738
Changes in assets and liabilities:
Accounts receivable	145,839	(285,614)
Inventory	(2,996)	(289,497)
Other current assets	(46,398)	(86,630)
Checks issued in excess of bank balances	(109,103)	-0-
Accounts payable and accrued expenses	116,649	11,320
Net cash used in operating activities	(364,389)	(834,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(235,098)	(944,894)
Additions to property and equipment	(126,983)	(70,534)
Net cash used in investing activities	(362,081)	(1,015,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	726,470	1,772,500
Net cash provided by financing activities	726,470	1,772,500

Decrease in cash and cash equivalents	-0-	(77,708)

Cash and cash equivalents at beginning of period	-0-	116,421

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-0-	$38,713

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 2001.

NOTE 2 - INVENTORY

Inventory consists of the following:

	September 30,	March 31,
	2001	2001
Meat Products	$195,491	$202,808
Oil in Tanks	29,452	19,139
	$224,943	$221,947

NOTE 3  - OIL AND GAS PROPERTIES

The Company participates in oil and gas exploration activities in Texas and New Mexico.

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

	September 30,	March 31,
	2001	2001
Capitalized costs of oil and gas properties:
Proved	$28,704,500	$26,664,123
Unproved	1,877,489	3,679,771
	30,581,989	30,343,894
Less accumulated depletion, depreciation, And amortization	27,522	17,252
	$30,554,467	$30,326,642

Proved Reserves

	Oil (Bbls)	Gas (Mcf)
March 31, 2001	$26,613,325	$-0-
Extensions, additions and discoveries	3,497,008	3,412,672
Less production for period	(11,181)	(117,717)
September 30, 2001	$30,099,152	$3,294,955

NOTE 4 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States and oil and gas purchasers.   Receivables from one oil and gas customer and a food industry customer at September 30, 2001 comprised approximately 23% and 47%, respectively, of the trade receivables balance.  No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

NOTE 5 – LINE OF CREDIT

The line of credit liability represents amounts drawn under a $2,000,000 revolving credit facility with a financial institution.  The credit line matures on April 25, 2002, and bears interest at one percent above the Wall Street Journal prime rate.  The Company’s largest shareholder provided collateral for this loan.

NOTE 6 – NOTES PAYABLE

Related Party

The Company has a $1,750,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due March 31, 2003, from ALMAC Financial Corporation, a corporation owned by the largest shareholder.  At September 30, 2001the Company had drawn $1,750,000 under the line of credit and received additional advances of funds from ALMAC in the amount of $33,970.

Other

During the quarter ended June 30, 2001, the Company borrowed $92,500 from an individual.  The company repayed the individual on August 22, 2001.

NOTE 7 - NET LOSS PER COMMON SHARE

Net loss per share of common stock is based on the weighted average number of shares outstanding during the periods ended September 30, 2001 and September 30, 2000.

NOTE 8 - INCOME TAXES

As of March 31, 2001, the Company had net operating loss carryovers of approximately $5,726,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2019, if not previously utilized.

NOTE 9 - ESTIMATES

The preparation of interim financial statements as of September 30, 2001 in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

United Heritage Corporation has its principal office in Cleburne, Texas, and operates its business through its wholly owned subsidiaries, National Heritage Sales Corporation (“National”), UHC Petroleum Corporation (“Petroleum”), UHC Petroleum Services Corporation (“Services”), and UHC New Mexico Corporation (“New Mexico”) (collectively, the “Subsidiaries”).  Our subsidiaries conduct business in two segments.  Through National, the Company engages in operations in the meat industry, by supplying meat products to grocery store chains for retail sale to consumers.  The Company’s other subsidiaries are engaged in activities related to the oil and gas industry.  Petroleum is the holder of oil and gas interests in South Texas that produce from the Val Verde Basin.  New Mexico holds properties in the southeastern New Mexico portion of the Permian Basin.

Meat Products

Heritage Lifestyle offers a wide variety of prepackaged fully seasoned products with full-bodied flavor to please the most discerning tastes.  The products are sold from the self-service meat counter in supermarkets.  The products are:

Lite Beef – 50% Less Fat & 1/3 Fewer Calories.  Our flagship product, Heritage Lifestyle Lite Beef® is “Beef the way it should be!”®  This trademarked line of beef is specifically bred to be lean and rich in great beef taste.  The Company believes Heritage Lifestyle Lite Beef® will be a preferred beef for individuals wanting less fat, fewer calories, quicker cooking times and no compromise in flavor!

USDA Choice Beef – Heritage Lifestyle Choice Beef™ is for the discriminating beef connoisseur.  Hand selected for its superior quality, Heritage Choice is designed to impress beef lovers with its premium flavor, tenderness and well marbled cuts.

Chicken – Heritage Lifestyle Chicken™ is intended to be a gourmet, low fat, high flavor choice for many recipes.  Two boneless, skinless breast selections are pre-seasoned for full bodied flavor….Santa Fe Brand Grill, in southwestern style; and Four Seasons for everyday recipes.  Oriental marinated thigh meat… China Wok Stir Fry is perfect for a quick and easy sauté.

Pork – Heritage Lifestyle Pork™ contains marinated cuts that are rich in flavor and ready for the grill, skillet or oven.  Chop House Special Pork packs thick boneless chops with five-star restaurant taste.  Our Blue Ribbon Pork Roast is a signature fresh ham - oven or smoker ready and seasoned to perfection.  Hunan Brand Pork Stir Fry turns any skillet into a tasty walk around China Town.

The Company presently sells Heritage Lifestyle Products™ in 757 stores of two major supermarket’s California and Nevada divisions.  While the Company is urging these customers to offer the Company’s meat products in some or all of their approximately 4,803 additional stores in other areas, there can be no assurance that these efforts will succeed.

National has employed Mark Church to head National’s operations.  Mr. Church’s employment was part of an initiative by the Company to revitalize National’s existing customers and to obtain new customers.

Mr. Church has been successful in making presentations to several major chains, as well as regional chains on both the east and west coasts.  Further, he is pursuing the possibility of having National’s products sold through T.V. shopping networks.  However, no assurances can be made that any of these efforts will be successful.

On August 6, 2001 the Company issued a press release and filed an 8-K with the SEC that stated that the Company is seeking “strategic transactions”.  One such transaction is the possibility of the spin-off of National Heritage Sales, the subsidiary that purveys Heritage Lifestyle Products™,  to the existing shareholders, or, in the alternative, the sale of all or part of National.

Oil and Gas

Texas - 10,500 ACRES

Val Verde Basin

Subsequent to the settlement of the litigation against the field engineers who damaged the initial A-S-P Pilot designed by Surtek, Inc., management has strongly considered the initiation of a pilot flood test in the “C” zone of the Glen Rose formation.  This zone is below the “A” zone which was the zone of interest in the original test and it is believed that it was not damaged.  The original 13 wells would be utilized as well as much of the existing equipment.  To evaluate the “C” zone by core analysis, 4 off-set wells to the existing pilot have been drilled.  One has been cored and the core sent to “Core Laboratories” with promising results.  Three additional cores are scheduled.

In the press release and 8-K filed on August 6, 2001, the Company stated it is seeking “strategic transactions.”  Such transactions include an “Industry Partner” to drill the “Deep-Gas Prospect” (8,500’ to 10,200’) in the south Texas field or to sell all or part of the deep rights owned by the Company.  Also, the Company is seeking development funds or a partner for the shallow Glen Rose development.  The Company may sell all or part of the Glen Rose.

New Mexico – 20,000 Acres

Permian Basin

Management has decided to spend the appropriate time production testing the producing wells in New Mexico.  Also, it will expand its swabbing area on a well by well basis.  The Company does not intend to drill any additional “infill” wells in the immediate future or to initiate any extensive re-work or re-completion programs.  This may allow the Company to accumulate cash and pay down debt from existing production.

However, the Company is seeking strategic transactions which include industry partners, raising development funds, exploring CO2  flood potential, or the sale of all or part of the New Mexico properties.

General

The oil and gas properties outlined above were presented, by United Heritage Corporation, at the “Producing Property Exchange” in Houston, Texas during the quarter ended September 30, 2001.  Considerable interest has been generated because of this showing.  Currently there are several individuals and/or companies interested in one or all of the properties.  However, nothing material may occur.

Material Changes in Results of Operations

Meat Products.  Revenues for the Company’s meat products were $120,836 and $331,419 for the quarter and six-month periods ended September 30, 2001, respectively.  Revenues for the quarter and six-month periods for the prior year were $654,627 and $907,091.  Sales levels have declined from the prior year periods due primarily to a lower volume of meat sold to the Company’s largest customer.

Gross profit from meat products was $20,522 for the six-month period ended

September 30, 2001, as compared with $215,364 gross for the same period last year.  The cost of meat products as a percentage of sales was 94% for the six months ended September 30, 2001 as compared to 76% for the six months ended September 30, 2000.  The increase in the cost of meat products over the same period last year is due primarily to changes in product mix.

Oil and Gas.  Gross sales of oil and gas were $104,362 and $346,000 for the quarter and six-months ended September 30, 2001, respectively.  Revenues from the sale of oil and gas for the prior year periods were $33,491 and $48,308, respectively.  Revenues have increased for the current year due to increases in volume produced and sold.  Production costs were $309,508 and $29,240 for the six months ended September 30, 2001 and 2000, respectively.  Production costs as a percentage of revenue have increased in the current year reporting periods due to declines in sale prices of gas and, to a lesser extent, oil.

General.  Selling expenses of $129,208 for the current six-month period are somewhat increased over the prior year amount of $119,499 due to continued efforts to find new retail outlets.  General and administrative costs have remained relatively constant.

On a consolidated basis, the Company had a net loss for the current six-month period of $581,338 as compared to the net loss of $283,945 for the six months ended September 30, 2000.   The primary reason for the change from 2000 to 2001 was the reduced volume of meat products, the decline in oil and gas prices and increased interest costs.

Material Changes in Financial Position

During the six months ended September 30, 2001, the Company applied cash of $364,389 to its operations and $235,098 to investments in the oil and gas operations of its Subsidiaries.  An affiliate of the Company’s largest shareholder advanced the $726,470 needed for these expenditures.  By comparison, the Company’s operating activities used $834,780 of cash flow during the six months ended September 30, 2000.  Investing activities used cash of $1,015,428 for the six months ended September 30, 2000, primarily due to additions to oil and gas properties.

At September 30, 2001, the Company had minimal cash.  If internally generated cash flows are not adequate for all company purposes, the Company may have to call upon its largest shareholder and Chief Executive Officer, Walter G. Mize, for additional advances by an entity controlled by him or seek other sources.  There can be no assurance that such financing will be obtained.

During the six months ended September 30, 2001, Mr. Mize’s affiliate advanced the amounts indicated above up to the stated line of credit of $1.75 million.  Also, he agreed to advance additional funds, if necessary, up to $2,000,000.  This line of credit is secured by substantially all of the Company’s and Subsidiaries’ assets.  At September 30, 2001, $1,783,970 was advanced.  At November 5, 2001, the outstanding balance was $1,803,970, leaving $196,030 available.  The Company’s other line of credit remains fully drawn.

As noted above, the Company is seeking strategic transactions that might involve a sale or assignment of all or portion of the Company’s interests in the oil and gas properties of its Subsidiaries.  Also, management is considering possible transactions involving National’s meat operations.

The Company’s equity capital has shown a decrease of $500,483 since March 31, 2001, the previous fiscal year-end.  This decrease is primarily the result of the net loss for the six-month period.

The working capital of the Company was a $2,156,850 deficit for the period ended September  30, 2001, similar to the working capital deficit reported at March 31, 2001.  Current assets decreased $96,445 during the current period primarily due to the accounts receivable decrease.  Current liabilities increased $7,546 primarily due to increased accounts payable and accrued expenses.

Total assets of the Company were $31,303,438 for the period ended September 30, 2001, which is $233,533 greater than total assets at the previous year-end.  This increase in total assets is primarily due to the capitalization of oil and gas development costs on the Company’s oil and gas properties.

Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the Instructions to Item 305(e) of Regulation S-K, no disclosure is required.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements of management of United Heritage Corporation (the “Company”). These are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements.

Certain important risks could cause results to differ materially than those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things,

•    The Company sustains cash flow shortages that it cannot fund through advances by its largest shareholder or other sources.

•    Reductions in purchases by the Company’s principal customer for meat products.

•    Adverse changes in the prices for oil and gas, including changes brought about by governmental entities.

•    Inaccuracy of the estimates of the Company’s oil and gas reserves.

•    Ineffectiveness of the recovery methods that the Company plans to use in its oil and gas operations.

•    Other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company does not intend to update forward-looking statements.

Part II – Other Information

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

                                                None.

                Item 3.    Defaults upon Senior Securities

                                                None.

                Item 4.    Submission of Matters to a Vote of Security Holders

                                                None.

                Item 5.    Other Information

                                                None

                Item 6.    Exhibits and Reports on Form 8–K

                                (a)           Exhibits.

                                                None

                                (b)           Reports on Form 8-K

Date

Item(s)

Financial

Filed

Reported

Statements Included

August 6, 2001	Item 9	None

UNITED HERITAGE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HERITAGE CORPORATION

	By:	/s/Walter G. Mize
Date: November 14, 2001		Walter G. Mize, President and
Chief Executive Officer

	By:	/s/Harold L. Gilliam
Date: November 14, 2001		Harold L. Gilliam, Chief Financial
Officer and Secretary