Form 10-Q
period 2001-12-31
UNITED HERITAGE CORP
filed 2002-02-14
CIK 354567

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2001; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                to

Commission File No. 0–9997

United Heritage Corporation

(Exact name of registrant as specified in charter)

Utah	87-0372826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2 North Caddo Street, Cleburne, Texas 76031
(Address of principal executive offices)

(817) 641–3681
(Registrant’s telephone number, including area code)

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

YES ☒  NO ☐

The number of shares of common stock, $0.001 par value, outstanding at February 7, 2002, was 10,215,059 shares.

UNITED HERITAGE CORPORATION—FORM 10-Q

Part I, Item 1.  Financial Statements

UNITED HERITAGE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2001

March 31, 2001

	(UNAUDITED)
ASSETS

CURRENT ASSETS
Trade accounts receivable	$58,635	$228,753
Inventory	226,943	221,947
Other current assets	270,974	200,503
Total Current Assets	556,552	651,203

OIL AND GAS PROPERTIES, accounted for using the full cost method, net of accumulated depletion and depreciation of $32,635 at December 31, 2001 and $17,252 at March 31, 2001
Proved	28,682,112	26,646,871
Unproved	1,881,551	3,679,771
	30,563,663	30,326,642

PROPERTY AND EQUIPMENT, at cost
Equipment, furniture and fixtures	279,117	155,015
Vehicles	56,720	56,720
	335,837	211,735
Less accumulated depreciation	(154,149)	(119,675)
	181,688	92,060

TOTAL ASSETS	$31,301,903	$31,069,905

UNITED HERITAGE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2001	March 31, 2001
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Checks issued in excess of bank balances	$4,972	$122,341
Line of credit	2,000,000	2,000,000
Note payable	117,500
Accounts payable	684,726	534,258
Accrued expenses	125,466	47,463
Total Current Liabilities	2,932,664	2,704,062

LONG-TERM LIABILITIES
Note payable, related party	1,810,470	1,057,500
Total Liabilities	4,743,134	3,761,562

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value,
125,000,000 shares authorized;
10,215,059 shares issued and outstanding	10,215	10,215
Additional paid-in capital	35,273,915	35,463,437
Accumulated deficit	(8,692,142)	(7,821,463)
	26,591,988	27,652,189
Deferred compensation and consulting	(33,219)	(343,846)
Total Shareholders’ Equity	26,558,769	27,308,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,301,903	$31,069,905

See notes to consolidated condensed financial statements

UNITED HERITAGE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED December 31,		NINE MONTHS ENDED December 31,
	2001	2000	2001	2000
REVENUES
Processed meat products	$79,230	$693,314	$410,649	$1,600,405
Oil sales	86,318	22,214	432,318	70,522
TOTAL REVENUE	165,548	715,528	842,967	1,670,927

COSTS AND EXPENSES
Processed meat products	69,349	612,724	380,247	1,304,451
Oil production and operating costs	118,235	11,679	427,743	40,919
Depreciation and depletion	17,638	10,408	49,858	29,256
Selling	27,045	108,975	156,253	228,474
General and administrative	153,823	207,109	498,308	551,354
TOTAL COSTS AND EXPENSES	386,090	950,895	1,512,409	2,154,454

LOSS from Operations	(220,542)	(235,367)	(669,442)	(483,527)

OTHER INCOME (EXPENSE)
Interest income	20	422	101	8,702
Interest expense	(68,820)	(48,686)	(201,339)	(92,748)

NET LOSS	$(289,342)	$(283,631)	$(870,680)	$(567,573)

Net Loss per Common Share	$(0.03)	$(0.03)	$(0.09)	$(0.06)

Weighted average number of common shares	10,215,059	10,169,058	10,215,059	10,156,953

See notes to consolidated condensed financial statements

UNITED HERITAGE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED December 31
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(870,680)	$(567,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	49,858	29,256
Deferred compensation and consulting	121,106	158,458
Changes in assets and liabilities:
Accounts receivable	170,118	(189,395)
Inventory	(4,996)	(288,269)
Other current assets	(70,471)	(72,911)
Checks issued in excess of bank balances	(117,369)	—0—
Accounts payable and accrued expenses	228,471	663,371
Net cash used in operating activities	(493,963)	(267,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment received on note receivable	—0—	16,190
Additions to oil and gas properties	(252,405)	(1,656,457)
Additions to property and equipment	(124,102)	(72,764)
Net cash used in investing activities	(376,507)	(1,713,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	870,470	2,000,000
Net cash provided by financing activities	870,470	2,000,000

Increase in cash and cash equivalents	—0—	19,906

Cash and cash equivalents at beginning of period	—0—	116,421

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—0—	$136,327

See notes to consolidated condensed financial statements

UNITED HERITAGE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

                The accompanying unaudited financial statements have been prepared in accordance with  accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2001.

NOTE 2 - INVENTORY

                Inventory consists of the following:

	December 31, 2001	March 31, 2001
Meat Products	$190,571	$202,808
Oil in Tanks	36,372	19,139
	$226,943	$221,947

NOTE 3  - OIL AND GAS PROPERTIES

                 The Company participates in oil and gas exploration activities in Texas and New Mexico.

                 Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

	December 31, 2001	March 31, 2001
Capitalized costs of oil and gas properties:
Proved	$28,714,747	$26,664,123
Unproved	1,881,551	3,679,771
	30,596,298	30,343,894
Less accumulated depletion, depreciation, And amortization	32,635	17,252
	$30,563,663	$30,326,642

Proved Reserves

	Oil (Bbls)	Gas (Mcf)
March 31, 2001	26,613,325	—0—
Extensions, additions and discoveries	3,497,008	3,412,672
Less production for period (nine months)	(16,708)	(170,874)
December 31, 2001	30,093,625	3,241,798

NOTE 4 - CONCENTRATION OF CREDIT RISK

                 Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.  Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States and oil and gas purchasers.   Receivables from one oil and gas customer and a food industry customer at December 31, 2001 comprised approximately 34% and 27%, respectively, of the trade receivables balance.  No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

NOTE 5 - LINE OF CREDIT

                 The line of credit liability represents amounts drawn under a $2,000,000 revolving credit facility with a financial institution.  The credit line matures on April 25, 2002, and bears interest at one percent above the Wall Street Journal prime rate.  The Company’s largest shareholder provided collateral for this loan.

NOTE 6 - NOTES PAYABLE

                 Related Party

                 The Company has a $1,750,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due March 31, 2003, from ALMAC Financial Corporation, a corporation owned by the largest shareholder.  At December 31, 2001 the Company had drawn $1,750,000 under the line of credit and received additional advances of funds from ALMAC in the amount of $60,470.

                 Other

                During the quarter ended December 31, 2001, the Company borrowed $117,500 from an individual under a $150,000 note agreement which matures March 31, 2002, and bears interest at 10%.

NOTE 7 - NET LOSS PER COMMON SHARE

                 Net loss per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 2001 and December 31, 2000.

NOTE 8 - INCOME TAXES

                 As of March 31, 2001, the Company had net operating loss carryovers of approximately $5,726,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2019, if not previously utilized.

NOTE 9 - ESTIMATES

                 The preparation of interim financial statements as of December 31, 2001 in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 10 - BUSINESS SEGMENTS

                 The company operates in two business segments, the sale of processed meat products and oil and gas producing activities.  Factors used by management in determining reportable segments are by business area.

SEGMENT INFORMATION:

	THREE MONTHS ENDED DECEMBER 31,
	2001			2000
	Oil & Gas	Meat	Total	Oil & Gas	Meat	Total
Revenues from external customers	$86,318	$79,230	$165,548	$22,214	$693,314	$715,528
Segment profit (loss)	(37,221)	(87,611)	(124,832)	7,846	(94,068)	(86,222)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments			165,548			715,528
Other revenues			—			—
Total consolidated revenues			$165,548			$715,528

LOSS
Total profit (loss) for reportable segments			$(124,832)			$(86,224)
Other profit or loss			(164,510)			(197,407)
Income (loss) before income taxes			$(289,342)			$(283,631)

	NINE MONTHS ENDED DECEMBER 31,
	2001			2000
	Oil & Gas	Meat	Total	Oil & Gas	Meat	Total
Revenues from external customers	$432,318	$410,649	$842,967	$70,522	$1,600,405	$1,670,927
Segment profit (loss)	(13,171)	(336,964)	(350,135)	21,806	(94,435	(72,629)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments			842,967			1,670,927
Other revenues			—			—
Total consolidated revenues			$842,967			$1,670,927

LOSS
Total profit (loss) for reportable segments			$(350,135)			$(72,629)
Other profit or loss			(520,545)			(494,944)
Income (loss) before income taxes			$(870,680)			$(567,573)

Part I, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Lite Beef — 50% Less Fat & 1/3 Fewer Calories.  Our flagship product, Heritage Lifestyle Lite Beef® is “Beef the way it should be!”®  This trademarked line of beef is specifically bred to be lean and rich in great beef taste.  The Company believes Heritage Lifestyle Lite Beef® will be a preferred beef for individuals wanting less fat, fewer calories, quicker cooking times and no compromise in flavor!

USDA Choice Beef — Heritage Lifestyle Choice Beef™ is for the discriminating beef connoisseur.  Hand selected for its superior quality, Heritage Choice is designed to impress beef lovers with its premium flavor, tenderness and well marbled cuts.

Chicken — Heritage Lifestyle Chicken™ is intended to be a gourmet, low fat, high flavor choice for many recipes.  Two boneless, skinless breast selections are pre-seasoned for full bodied flavor….Santa Fe Brand Grill, in southwestern style; and Four Seasons for everyday recipes.  Oriental marinated thigh meat… China Wok Stir Fry is perfect for a quick and easy sauté.

Pork — Heritage Lifestyle Pork™ contains marinated cuts that are rich in flavor and ready for the grill, skillet or oven.  Chop House Special Pork packs thick boneless chops with five-star restaurant taste.  Our Blue Ribbon Pork Roast is a signature fresh ham - oven or smoker ready and seasoned to perfection.  Hunan Brand Pork Stir Fry turns any skillet into a tasty walk around China Town.

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

                 On June 18, 2001 United Heritage Corporation received an engineering study of its south Texas oil field which showed proved reserves of 26,613,002 net barrels.  Note 14 to the financials of the 10-K for the period ended March 31, 2001, estimates a value of these proven reserves net of future production costs, future development costs, future income tax expense, and less 10% annual discount for estimated timing of cash flows of $92,955,000.

New Mexico -	20,000 Acres
Permian Basin

                 UHC New Mexico Corporation has received an engineering report prepared by Robin B. LeBleu, petroleum engineer, for a previous operator of the Cato San Andres Unit, Kelt Energy, Inc.  This report was prepared on the results of a pilot water flood in the northeast portion of the Cato San Andres Unit, and was conducted in an effort to provide estimates of the amount of recoverable oil within the unit utilizing the secondary recovery method of water flooding.  Mr. LeBleu had estimated the total remaining recoverable oil from current production methods (primary) and water flooding (secondary) to be 22,101,000 net barrels.  Nothing substantial has occurred in the field since this report; it is considered relevant.  However, UHC New Mexico Corporation is seeking a current report estimating “proved reserves.”  At this time no value has been assigned by UHC New Mexico Corporation to “proven reserves.”

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

General

                 The oil and gas properties outlined above were presented, by United Heritage Corporation, at the “Producing Property Exchange” in Houston, Texas during the quarter ended September 30, 2001.  Considerable interest has been generated because of this showing.  Also, these properties were presented at NAPE (North American Prospect Expo) in Houston during the week of January 28, 2002.  Currently there are several individuals and/or companies interested in one or all of the properties.  However, nothing material may occur.

Material Changes in Results of Operations

                 Meat Products.  Revenues for the Company’s meat products were $79,230 and $410,649 for the quarter and nine-month periods ended December 31, 2001, respectively.  Revenues for the quarter and nine-month periods for the prior year were $693,314 and $1,600,405.  Sales levels have declined from the prior year periods due primarily to a lower volume of meat sold to the Company’s largest customer.

                 Gross profit from meat products was $30,402 for the nine-month period ended

December 31, 2001, as compared with $295,954 gross for the same period last year.  The cost of meat products as a percentage of sales was 92% for the nine months ended December 31, 2001 as compared to 81.5% for the nine months ended December 31, 2000.  The increase in the cost of meat products over the same period last year is due primarily to changes in product mix and lower volumes.

                 Oil and Gas.  Gross sales of oil and gas were $86,318 and $432,318 for the quarter and nine-months ended December 31, 2001, respectively.  Revenues from the sale of oil and gas for the prior year periods were $22,214 and $70,522, respectively.  Revenues have increased for the current year due to increases in volume produced and sold.  Production costs were $427,743 and $40,919 for the nine months ended December 31, 2001 and 2000, respectively.  Production costs as a percentage of revenue have increased in the current year reporting periods due to declines in sale prices of gas and, to a lesser extent, oil.

                 General.  Selling expenses of $27,045 and $156,253 for the current three month and nine-month period, respectively, have decreased as compared to the prior year amounts of $108,975 and $228,474, due to lower volumes.  General and administrative costs have also declined due to cost reductions.

                 On a consolidated basis, the Company had a net loss for the current nine-month period of $870,680 as compared to the net loss of $567,573 for the nine months ended December 31, 2000.   The primary reason for the change from 2000 to 2001 was the reduced volume of meat products, the decline in oil and gas prices and increased interest costs.

Material Changes in Financial Position

                 During the nine months ended December 31, 2001, the Company applied cash of $493,963 to its operations, $252,405 to investments in the oil and gas operations of its Subsidiaries and, equipment purchases of $124,102.  An affiliate of the Company’s largest shareholder advanced  $752,970 in connection with these expenditures.  Also, $117,500 was borrowed under a note payable to an individual.  By comparison, the Company’s operating activities used $267,063 of cash flow during the nine months ended December 31, 2000.  Investing activities used cash of $1,713,031 for the nine months ended December 31, 2000, primarily due to additions to oil and gas properties.   The prior year activities were financed primarily from $2,000,000 of advances under a credit line.

                 At December 31, 2001, the Company had minimal cash.  If internally generated cash flows are not adequate for all company purposes, the Company may have to call upon its largest shareholder and Chief Executive Officer, Walter G. Mize, for additional advances by an entity controlled by him or seek other sources.  There can be no assurance that such financing will be obtained.

                 During the nine months ended December 31, 2001, Mr. Mize’s affiliate advanced the amounts indicated above up to the stated line of credit of $1.75 million.  Also, he agreed to advance additional funds, if necessary, up to $2,000,000.  This line of credit is secured by substantially all of the Company’s and Subsidiaries’ assets.  At December 31, 2001, $1,810,470 was advanced.  At February 8, 2002, the outstanding balance was $1,829,170, leaving $170,830 available.  The Company’s other line of credit remains fully drawn.

                 As noted above, the Company is seeking strategic transactions that might involve a sale or assignment of all or portion of the Company’s interests in the oil and gas properties of its Subsidiaries.  Also, management is considering possible transactions involving National’s meat operations.

                 The Company’s equity capital has shown a decrease of $749,574 since March 31, 2001, the previous fiscal year-end.  This decrease is primarily the result of the net loss for the nine-month period.

                 The working capital of the Company was a $2,376,112 deficit for the period ended December 31, 2001 an increase of $323,253 as compared to the working capital deficit reported at March 31, 2001.  Current assets decreased $94,651 during the  period primarily due to the accounts receivable decrease.  Current liabilities increased $228,602 primarily due to additional funds borrowed and increased accounts payable and accrued expenses.

                 Total assets of the Company were $31,301,903 for the period ended December 31, 2001, which is $231,998 greater than total assets at the previous year-end.  This increase in total assets is primarily due to the capitalization of oil and gas development costs on the Company’s oil and gas properties.

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

UNITED HERITAGE CORPORATION

	By:	/s/Walter G. Mize
Date:		Walter G. Mize, President and
Chief Executive Officer

	By:	/s/Harold L. Gilliam
Date:		Harold L. Gilliam, Chief Financial
Officer and Secretary