Form 10KSB
period 2002-03-31
UNITED HERITAGE CORP
filed 2002-07-01
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


Mark One:
    [ X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For  the  Fiscal  Year  Ended  March  31,  2002  or

    [  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange  Act  of 1934  For  the  Transition
            Period  from____________to_____________.

            Commission  File  Number  0-9997

                           UNITED HERITAGE CORPORATION
             (Exact name of registrant as specified in its charter)


                   UTAH                                 87-0372864
         ---------------------------------------------------------------------
         (State of Incorporation)            (IRS Employer Identification No.)

         2 North Caddo Street, P.O. Box 1956, Cleburne, Texas 76033-1956
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (817) 641-3681
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                               Name of each exchange
                Title of each class            On which registered
            ------------------------------   -------------------------
            Common Stock, $0.001 par value     Boston Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State  issuer's  revenues  for  the most recent fiscal year:     $1,037,141

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $2,220,528 as of June 18, 2002.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 18, 2002, 10,264,059 shares of Common Stock were outstanding.

                                    CONTENTS

                                                                                           Page
                    Forward-Looking Statements                                               i

                    Glossary of Oil and Gas Terms                                            ii

                                 PART 1

Item 1              Business                                                                  1

Item 2              Properties                                                                8

Item 3              Legal Proceedings                                                         9

Item 4              Submission of matters to a Vote of Security Holders                       9

                                 Part II

Item 5              Market for Registrant's Common Equity and Related Stockholder Matters     9

Item 6              Selected Financial Data                                                  10

Item 7              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                    11

Item 8              Financial Statements and Supplementary Data                              14

Item 9              Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                     14

                                 Part III

Item 10             Directors and Executive Officers of the Registrant                       14

Item 11             Executive Compensation                                                   15

Item 12             Security Ownership of Certain Beneficial Owners and Management           16

Item 13             Certain Relationships and Related Transactions                           17

                                  Part IV

Item 14              Exhibits, Financial Statement Schedules and Reports on Form 8-K         18

                     Consolidated Financial Statements                                      F-1


                          FORWARD-LOOKING STATEMENTS

     This report by United Heritage Corporation (the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially than those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

- Events that deprive the Company of the services of its Chairman of the Board, Chief Executive Officer and largest shareholder, Walter G. Mize, or that deprive the Company of certain benefits provided by Mr. Mize and his affiliates;

-    Shifts  in  consumer  buying  habits;

- Changes in prices or the available supply of suitable meat for use in the Company's food products;

- The occurrence of cash flow shortages that the Company cannot fund through advances by its largest shareholder or other sources;

- The inability of the Company to find an acceptable transaction or association which will allow it to develop or dispose of portions of its business;

- Reductions in purchases by the Company's principal customer of food products;

-    Adverse  changes  in  the  prices  for  oil  and  gas;

-    Inaccuracy  in  the  estimates  of  the  Company's  oil  and  gas reserves;

- Ineffectiveness of the recovery methods that the Company plans to use in its oil and gas operations;

- Other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

The  Company  does  not  intend  to  update  forward-looking  statements.

                          GLOSSARY OF OIL AND GAS TERMS

     A-S-P          Alkaline-Surfactant-Polymer  method  of  recovery

     BBL            Barrels

     BOE            Barrels  of  Oil  Equivalent

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

     PSI            Pounds  per  square  inch

                                     PART I

As used herein, reference to the "Company," "management," "we" and "our" refer to United Heritage Corporation.

ITEM  1.     BUSINESS

GENERAL

     United Heritage Corporation is a Utah corporation that was formed in 1981. The Company operates its businesses through its wholly owned subsidiaries, National Heritage Sales Corporation ("National"), UHC Petroleum Corporation ("Petroleum"), UHC Petroleum Services Corporation ("Services"), and UHC
New Mexico  Corporation  ("New  Mexico")  (collectively,  the  "Subsidiaries")

DESCRIPTION  OF  BUSINESS

     The Subsidiaries conduct business in two segments. National supplies meat and poultry products to retail food stores for sale to consumers. Petroleum, New Mexico and Services are engaged in activities related to the oil and gas industry. Petroleum is the holder of oil and gas interests in South Texas that produce from the Val Verde Basin. New Mexico holds properties in the southeastern New Mexico portion of the Permian Basin. Services acts as the field operator for the oil and gas properties located in Texas. For convenience, a glossary of some of the terms and acronyms used in the petroleum industry appears on page ii.

     PRODUCTS  AND  OPERATION
     ------------------------

     FOOD PRODUCTS. Since June 2000, National has been marketing a line of premium meat and poultry products under the brand Heritage Lifestyle (TM) Products. These products were developed by National in response to trends it believes are occurring in the food industry, namely, that busy consumers want pre-seasoned, pre-packaged, ready to cook food products and that retail food stores want products that are case ready and require less in-store labor. Currently, the Heritage Lifestyle products are sold in California, Nevada, Texas, Oklahoma, Louisiana, Arizona and Utah. Heritage Lifestyle Products include the following prepackaged, fully seasoned products that are sold from the self-service meat counter in retail food stores:

     Lite Beef - 50% Less Fat & 1/3 Fewer Calories. National believes that consumers are demanding more healthful food products as they learn more about the importance of diet in a healthy lifestyle. For example, the U.S. Surgeon General has recommended that consumers lower the percentage of calories from fat in their diets and the U.S. Department of Agriculture recommends that Americans eat at least two to three servings of animal or plant protein per day. National believes that Heritage Lifestyle Lite Beef offers an attractive alternative to those individuals who enjoy eating beef, but want less fat, fewer calories, quicker cooking times and no compromise in flavor. The beef is tested for fat and calories under USDA guidelines. In order for it to be labeled Lite Beef, the product must be at least 50% less fat and one-third fewer calories than typical USDA graded Choice beef.

     UDSA Choice Beef - Heritage Lifestyle Choice Beef is marketed toward the discriminating beef connoisseur. The beef is hand selected by a representative paid by National who looks for superior quality Choice meats. Grading of meat (Prime, Choice and Select) is done by the USDA. Most of the graded beef sold in supermarkets is USDA Choice or USDA Select, which is lower in fat content and calories and less expensive then USDA Prime.

     Chicken - Heritage Lifestyle Chicken is marketed as a gourmet, low fat, high flavor alternative to unflavored chicken pieces. Two boneless, skinless breast selections are pre-seasoned and sold under the names Santa Fe Brand Grill, for those pieces seasoned in the southwestern style and Four Seasons, for herbal seasoned pieces. National also markets thigh meat under the name China Wok Stir Fry that, as the name suggests, is flavored with an Asian style marinade.

     Pork - Pork products are marketed under the names Heritage Lifestyle Pork, Chop House Special Pork, Blue Ribbon Pork Roast and Hunan Brand Pork Stir Fry. These products are of similar quality to the beef and chicken products.

     During the year ended March 31, 2001, National introduced eight new items that are in the "family pack" or the "value pack" category. These items are attractively priced and include enough of National's beef, chicken or pork products to feed a group or a family of six to 10 people.

     National employs quality control representatives to purchase meats that comply with the standards it sets. The meat is purchased from independent slaughterhouses and delivered to independent processors that marinate, package and freeze the food products in accordance with National's requirements. National currently uses the services of two processors, however, there are a number of processors that could provide these services if the need arose. National seeks to limit its investment in inventory by matching production to customer orders. Accordingly, National does not have a significant backlog of orders.

     During the fiscal year ended March 31, 2002 Mark Church was appointed as National's President and Chief Executive Officer. Mr. Church has extensive experience in the retail food store industry.

     National's products are sold primarily by independent sales representatives. National utilizes newspaper advertising and point-of-sale information material in connection with retail sales in grocery stores. National uses the services of food brokers to place its food products in those geographic areas that are far enough from National's operations to make use of a broker cost-effective.

     During the fiscal year ended March 31, 2002, Albertson's, Inc. accounted for 94.67% of the Company's sales of its food products.

     National owns the trademark consisting of the words and logo "Heritage Lifestyle Lite Beef", which is registered with the United States Patent and Trademark Office. While National has not registered other marks that it uses, it believes that it has established brand identity for its food products by using the mark "Heritage Lifestyle".

     The transition from the sale of fresh meat products to pre-packaged, pre-seasoned marinated products required National to invest in new equipment, to train personnel, to develop new packaging and labeling and to establish a customer base for the products. As a result, sales for the year ending March 31, 2002 declined substantially from sales for the year ending March 31, 2001.

     Meat and poultry products are available from several suppliers, both locally and nationally. Some of the larger meat suppliers are Excel, IBP,

Daniels Meats and Express Beef. If National were to lose a supplier, it believes that other suppliers with comparable products will be available from which to purchase its products.

     National has not invested in research and development activities during the past two fiscal years. National does not incur costs for compliance with environmental laws.

     National has two employees, both of whom are shared with the Company. National's offices are located in the Company's headquarters at 2 North Caddo Street, Cleburne, Texas. The facilities are provided to National on a rent-free basis. The facilities are in good condition and are adequate for the business conducted by National.

     The Company believes that the food products business and the oil and gas business are not compatible, and that this incompatibility results in under-valuation of both companies by the investing public. The Company's Board of Directors has authorized its President to conduct a study of the advantages and disadvantages associated with spinning-off National or finding a buyer for it. The Company is continuing to examine these alternatives, and has not yet made a final decision as to whether or not it will keep National as a subsidiary.

     OIL AND GAS. Petroleum, New Mexico and Services conduct oil and gas operations. The following table shows the total net oil and gas production from Texas and New Mexico for the fiscal years ended March 31, 2002 ("Fiscal 2002"), March 31, 2001 ("Fiscal 2001") and March 31, 2000 ("Fiscal 2000").


  AREA        FISCAL 2002  FISCAL 2001  FISCAL 2000
  --------   -----------  -----------  -----------

  Texas
  Oil           2,841 BBL    3,739 BBL    5,723 BBL
  Gas                   -            -            -

  New Mexico
  Oil          18,773 BBL            -            -
  Gas         221,573 MCF            -            -


__________________________
(1) Oil production is shown in barrels (BBL), and natural gas production is shown in thousand cubic feet (MCF).

     The following table illustrates the average sales price and the average production (lifting) costs per barrel and per thousand cubic feet for each of the three most recent fiscal years.

                                       Fiscal 2002    Fiscal 2001   Fiscal 2000
                                     ---------------  ------------  ------------
Items (1)                               Oil     Gas      Oil     Gas   Oil     Gas
-----------------------------------
Texas
              Avg. Sales Price/Unit   $ 13.85      -   $21.61     -   $14.01     -
              Avg. Prod. Cost/Unit    $ 14.01      -   $15.96     -   $11.09     -
New Mexico
              Avg. Sales Price/Unit   $ 17.96  $2.94
              Avg. Prod. Cost/Unit2   $6.33        -

_________________________

  (1) Averages  shown  are  computed  per BBL of oil and per MCF of natural gas.
  (2) Average production (lifting) costs are represented in BOE for New Mexico production.

     The following table illustrates the results of the drilling activity during each of the three most recent fiscal years:

                               FISCAL 2002           FISCAL 2001           FISCAL 2000
                           --------------------  --------------------  --------------------
                               NET     DRY           NET     DRY           NET     DRY
WELLS DRILLED              PRODUCTIVE     HOLES  PRODUCTIVE     HOLES  PRODUCTIVE     HOLES
-------------------------  --------------------

New Mexico
              Exploratory   -                 -    5                -  -                  -
              Development   -                 -   -                 -  -                  -
Texas
              Exploratory   -                 -   -                 -   -                 -
              Development    4                -   -                 -   7                 -
TOTAL
              Exploratory    -                -   5                 -   -                 -
              Development    4                -  -                  -   7                 -

     OIL AND GAS RESERVES. The following table illustrates estimates of the oil and gas reserves at March 31, 2002:

                                                Oil (Bbls)     Gas (Mcf)
      PROVED RESERVES
  March 31, 1999                                           -           -
      Extensions, additions and discoveries       22,471,358           -
      Production                                      (5,723)          -
                                             ----------------  ----------
  March 31, 2000                                  22,465,635           -
      Extensions, additions and discoveries        4,151,429           -
      Production                                      (3,739)          -
                                             ----------------  ----------
  March 31, 2001                                  26,613,325           -
      Extensions, additions and discoveries        4,846,677   5,023,955
      Revisions of previous estimates             (3,782,371)
      Production                                     (21,614)   (221,573)
                                             ----------------  ----------
  March 31, 2002                                  27,656,017   4,802,382
                                             ================  ==========
  PROVED DEVELOPED RESERVES
  March 31, 2000                                     912,666           -
  March 31, 2001                                   1,591,744           -
  March 31, 2002                                   6,401,169   4,802,382

     Guidelines established by the Securities and Exchange Commission were utilized to prepare these reserve estimates. Estimates of oil and gas reserves and their values require numerous engineering assumptions as to the productive capacity and production rates of existing geological formations and require the use of certain Securities and Exchange Commission guidelines as to assumptions regarding costs to be incurred in developing and producing reserves and prices to be realized from the sale of future production.

     Accordingly, estimates of reserves and their values are inherently imprecise and are subject to constant revision and changes. These amounts should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's oil and gas properties or the fair market value of these properties. Certain additional unaudited financial information regarding the Company's reserves, including the estimated present value of future net cash flows, is set forth in Note 14 of the Notes to Consolidated Financial Statements included at Item 8 of this Form 10-K.

     The Company has no oil and gas reserves or production subject to long-term supply or similar agreements. Estimates of the Company's total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

     The following table illustrates the gross and net productive oil and gas wells in which Petroleum and New Mexico had an interest at March 31, 2002.

                   Productive Wells
                 Gross          Net
                 -----          ---
              Area  Oil  Gas  Oil  Gas
              ----  ---  ---  ---  ---
  New Mexico   278    0  278    0
  Texas        132    0  132    0
              ----  ---  ---  ---  ---
      TOTAL    410    0  410    0
              ====  ===  ===  ===  ===

     The following table illustrates the gross and net acres of developed and undeveloped gas and oil leases held by Petroleum and New Mexico at March 31, 2002.

            Developed Acres      Undeveloped Acres
  Area        Gross   Net         Gross   Net
  -----       -----  ------       ------  ---
  New Mexico  6,260  6,260        13,740  13,740
  Texas         142    142        10,360  10,360
      TOTAL   6,402  6,402        24,100  24,100

     TEXAS. Petroleum acquired its South Texas properties in a series of transactions completed in February 1997. The properties are located in the Val Verde Basin and consist of approximately 10,500 gross acres. The field has 132 gross and net productive oil wells on 142 gross and net developed acres. The Company is currently producing from wells in this field using Moyno pumps and the Klaeger Oil Retrieval System, a mobile swabbing unit. "Swabbing" is a process using a rubber and wire tool that contracts going down the well and expands as it is pulled upward by the swab line and lifts fluid out of the well casing or tubing. A swab, when pulled rapidly, exerts a suction that draws oil into the well bore.

     Petroleum is seeking an "industry partner" to drill the "Deep-Gas Prospect" (8,500 to 10,200) in the south Texas field or a buyer to purchase all or part of the deep rights owned by Petroleum. Also, Petroleum is seeking development funds or a partner for the shallow Glen Rose development. Petroleum is considering selling all or part of the Glen Rose development.

     On April 20, 2002, Petroleum received an engineering study from TEC Engineering Group of its south Texas oil field, which showed proved reserves of 22,827,688 net barrels. This study is based on a study prepared by J.R. Butler & Company that has been accepted by TEC Engineering Group and other reservoir engineers. The study indicated in excess of 168 million barrels of oil remaining in place. Note 14 to the financial statements estimates a value of these proven reserves net of future production costs, future development cost, future income tax expense, and less a 10% annual discount for estimated timing of cash flows of $90,437,000.

     NEW MEXICO. New Mexico acquired its oil and gas properties in June 1999. The properties are located in the Permian Basin of New Mexico and consist of approximately 20,000 gross acres. These properties have 278 gross and net productive oil wells on 6,260 gross and net developed acres. Undeveloped gross and net acres are 13,740 based on 20 acre well spacing. By itself, the Cato San Andres Unit has 202 gross and net productive oil wells. Expenditures were used to repair roads, batteries, disposal systems, and wells in preparation for anticipated production. New Mexico owns four casing swabbing units, which are being utilized in the existing fields.

     Monthly  oil  and  gas  production from New Mexico as of March 31, 2002 was
14.6  MMCF  of  gas  and  1,138  BBL  of  oil.

     In October 2001, New Mexico received an engineering study from Pecos Petroleum Engineering, Inc. of Roswell, New Mexico. This study indicated 91,573,828 barrels remaining in place in the Cato San Andres unit. When this amount is added to the barrels remaining in place in the Tom Tom and Tomahawk fields, the total amount of barrels remaining in place is 107,134,252.

     In 1988 Robin B. LeBleu, petroleum engineer, prepared an engineering report for Kelt Energy, Inc., the previous operator of the Cato San Andres Unit. New Mexico has received this report. The report was prepared on the results of a pilot water flood in the northeast portion of the Cato San Andres Unit, and was conducted in an effort to provide estimates of the amount of recoverable oil within the unit utilizing the secondary recovery method of water flooding. Mr. LeBleu estimated the total remaining recoverable oil from current production methods (primary) and water flooding (secondary) to be 22,101,000 net barrels. No substantial production has occurred in the field since the report was prepared, but the report is considered relevant. New Mexico is seeking a current report estimating "proved reserves" to update the report prepared by Mr. LeBleu. During the year ended March 31, 2002, New Mexico, through its in-house personnel, estimated proved reserves of 4,828,329 net barrels.

     Management intends to test the producing wells in New Mexico. New Mexico also intends to expand its swabbing area on a well-by-well basis. New Mexico does not intend to drill any additional "infill" wells in the immediate future or to initiate any extensive re-work or re-completion programs. This may allow the Company to accumulate cash and pay down debt from existing production.

     New Mexico has employed the services of CH4 Petroleum Consultants, L.L.C., which is comprised of a petroleum geologist, a reservoir petroleum engineer and a geophysicist. These individuals have analyzed all of the available data on the Cato San Andres unit and, on New Mexico's behalf, are seeking ways to develop this property including pairing with industry partners, raising development funds and exploring CO2 flood potential. New Mexico has also authorized CH4 Petroleum Consultants, L.L.C. to find buyers for all or part of the property. No assurance can be made that CH4 Petroleum Consultants, L.L.C. will be successful in finding ways to develop or sell the property.

     SERVICES. Services was formed to act as the operating company for Petroleum's South Texas leases. Its operations are not expected to contribute significantly to the Company's consolidated earnings.

     Purchasers of crude oil are abundant and neither Petroleum nor New Mexico is dependent on any one purchaser, although both have been selling crude oil to Plains Marketing L.P. since production began. New Mexico also produces natural gas, which is sold to Versado Gas Processors, L.L.C., a division of Dynegy. New Mexico is dependent on this purchaser because Dynegy owns the pipeline and the gas compressor.

     Neither Petroleum nor New Mexico is a party to any licenses, franchises, concessions or royalty agreements.

COMPETITION
-----------

     FOOD PRODUCTS. The food products industry is dominated by large, well-established companies that have large consumer recognition, large sales forces and extensive marketing budgets. National seeks to compete with these companies by providing quality specialty products. National is at a competitive disadvantage in the food products industry, not only with regard to the price of its products in comparison to other meat and poultry products, but because it has limited funds to devote to advertising. At this time, National does not represent a significant competitive presence in the industry.

     OIL AND GAS. The oil and gas industry is highly competitive and has few barriers to entry. The Company competes with other oil and gas companies and investors in searching for, and obtaining, future desirable prospects, in securing contracts with third parties for the development of oil and gas properties, in securing contracts for the purchase or rental of drilling rigs and other equipment necessary for drilling operations, and in purchasing equipment necessary for the completion of wells, as well as in the marketing of any oil and gas which may be discovered. Many of our competitors are larger than us and have substantially greater access to capital and technical resources than we do, giving them a significant competitive advantage.

REGULATION
----------

     FOOD PRODUCTS. National's food products are subject to various laws and regulations administered by the USDA and various other state and local governmental agencies relating to the quality of food products, sanitation and other matters. We believe that National and the independent slaughterhouses and processors used by it comply with these laws and regulations in all material respects.

     OIL AND GAS. Oil and gas operations are subject to various types of regulation by state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects the profitability of New Mexico and Petroleum.

     Gas Price Controls. Prior to January 1993, certain natural gas sales were subject to regulation by the Federal Energy Regulatory Commission under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 ("NGPA"). The NGPA prescribed maximum lawful prices for natural gas sales effective December 1, 1978. Effective January 1, 1993, natural gas prices were completely deregulated, and any sales of natural gas by Petroleum or New Mexico will be made at market prices.

     Oil Price Controls.   Sales of crude oil, condensate and gas liquids are
not  regulated  and  are  made  at  market  prices.

     State Regulation of Oil and Gas Production. States in which Petroleum and New Mexico conduct their oil and gas activities regulate the production and sale of natural gas and crude oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, most states regulate the rate of production and may establish maximum daily production allowables for wells on a market demand or conservation basis.

     Environmental Regulations. The activities of Petroleum and New Mexico are subject to federal and state laws and regulations governing environmental quality and pollution control. These regulations have a material effect on the operations of Petroleum and New Mexico, but the cost of such compliance has not been material to date. However, we believe that the oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an "owner" or "operator" of property where hazardous materials may exist or be present, Petroleum and New Mexico, like all others in the petroleum industry, could be liable for fines and/or "clean-up" costs, regardless of whether the release of a hazardous substance was due to their conduct.

EMPLOYEES

     The Company and its Subsidiaries share the use of nine full time employees.

FINANCIAL  INFORMATION  BY  SEGMENT

     Revenues and net income by segment are presented below for the last three fiscal years and identifiable assets are shown by segment at the end of each of the three fiscal years:

                                           Fiscal 2002    Fiscal 2001    Fiscal 2000
                                          -------------  -------------  -------------
  Revenue:
      Food products                       $    533,768   $  1,917,192   $  3,164,627
      Corporate (Parent)                           162          8,886          9,012
      Oil and Gas                              503,373         82,900         87,421

  Net Income (Loss):
      Food Products                           (577,562)      (247,721)       239,650
      Corporate (Parent)                      (712,718)      (607,845)      (303,253)
      Oil and Gas                              (84,033)           241         16,045

  Identifiable Assets (as of year end):
      Food Products                            499,061        531,666        138,265
      Corporate (Parent)                        70,745         92,656        154,061
      Oil and Gas                           30,662,757     30,445,583     27,802,345

ITEM  2.     PROPERTIES

     The Company operates out of offices provided by Walter G. Mize, Chairman of the Board, President and Chief Executive Officer of the Company. The facilities are located at 2 North Caddo Street, Cleburne, Texas. Mr. Mize provides the office space and equipment without charge to us. These facilities are in good condition and are adequate for the business we conduct.

     Petroleum leases an oil field in Edwards County, Texas consisting of approximately 10,500 acres (gross and net) producing from the Val Verde Basin. New Mexico's fields consist of approximately 20,000 leasehold acres (gross and net) in southeastern New Mexico in the Permian Basin field.

ITEM  3.     LEGAL  PROCEEDINGS

     The  Company  had  no  material  litigation  pending  at  March  31,  2002.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The annual meeting of stockholders of the Company was held on March 25, 2002. The stockholders voted on the following matters: (1) electing the directors of the Company to serve for the ensuing year and (2) approving the appointment of Weaver and Tidwell, L.L.P., as the independent auditors of the Company for the fiscal year ending March 31, 2002.

     The  results  of  the voting for the election of directors were as follows:

  Name of nominee             For     Withheld
  ---------------          ---------  --------
  Walter G. Mize           9,754,927   36,121
  Harold L. Gilliam        9,734,523   56,525
  Joe Martin               9,734,326   56,722
  C. Dean Boyd             9,734,141   56,907
  Theresa D. Turner        9,734,214   56,834
  Mark Church              9,738,507   52,541

     The results of the voting for approving the appointment of Weaver & Tidwell, L.L.P., or such other firm appointed by the Board of Directors prior to the meeting, as the independent auditors of the Company for the fiscal year ending March 31, 2002 were as follows:

        For             Against          Abstain
     ---------          -------          -------
     9,741,441          46,137            3,470
     ---------          -------          -------

     All  proposals  were  approved  by  the  vote  of  the  shareholders.


                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
             STOCKHOLDERS  MATTERS

MARKET  INFORMATION

     The principal market for the Company's common stock is the over-the-counter market on the National Association of Securities Dealers Automated quotation system ("NASDAQ"), trading under the symbol "UHCP." The Company's common stock is also listed on the Boston Stock Exchange ("BSE"), trading under the symbol "UHC."

     The following table sets forth, for the periods indicated, the high and low bid price per share of the Company's common stock as reported on NASDAQ. The NASDAQ quotations reflect prices quoted by the market makers of the Company's common stock, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                          HIGH          LOW
                                          ----          ---
  FISCAL YEAR ENDED MARCH 31, 2002
  ---------------------------------
      First Quarter                      $ 1.80         $1.02
      Second Quarter                       1.16           .55
      Third Quarter                        1.50           .88
      Fourth Quarter                       1.53           .95

  FISCAL YEAR ENDED MARCH 31, 2001
----------------------------------
      First Quarter                      $ 6.88         $2.75
      Second Quarter                       3.06          2.25
      Third Quarter                        2.38          1.00
      Fourth Quarter                       2.16          1.13

SHAREHOLDERS

     As of June 18, 2002, there were approximately 2,292 record holders of the Company's common stock.

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

RECENT  UNREGISTERED  SALES  OF  SECURITIES

     In December 2001 the Company began a private offering of its common stock to accredited investors. The offering was made through the Company's director, President and Chief Executive Officer, Walter G. Mize. We offered the common stock at a price of $1 per share. To date, we sold a total of 585,813 shares of common stock in the offering from the 1,750,000 shares we offered. The offering will continue until all the shares are sold or until the Company terminates the offering.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The following selected financial data for the five years ended March 31, 2002, is derived from the consolidated financial statements of the Company. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein. The Company had a one-for-ten reverse stock split on October 1, 1999. Common stock shares and per-share amounts have been retroactively restated to reflect the reverse stock split.

                        YEAR ENDED    YEAR ENDED    YEAR ENDED   YEAR ENDED    YEAR ENDED
                         03/31/02      03/31/01      03/31/00     03/31/99      03/31/98

INCOME DATA:
Revenues               $ 1,037,141   $ 2,000,092   $ 3,252,048   $ 4,372,146  $ 2,933,610
Income (Loss)          $(1,374,313)  $  (855,325)  $   (47,558)  $   183,457  $  (387,230)
Income (Loss) Per
    Share              $      (.13)  $      (.08)  $      (.00)  $       .02  $      (.04)
Weighted Average
    Number of Shares    10,217,541    10,166,739     9,905,048     9,743,118    9,652,442

BALANCE SHEET DATA:
Working Capital
(deficit)              $(2,222,644)  $(2,052,859)  $   165,840   $   468,107  $ 1,535,155
Total Assets           $31,232,563   $31,069,905   $28,094,671   $28,748,105  $26,435,500
Current Liabilities    $ 2,733,977   $ 2,704,062   $   150,457   $   194,408  $    67,276
Long-Term Debt         $ 2,000,573   $ 1,057,500   $         -   $         -  $         -
Shareholders' Equity   $26,498,013   $27,308,343   $27,944,214   $26,553,697  $26,368,224


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     Our revenues for Fiscal 2002 were $1,037,141, compared to revenues of $2,000,092 for Fiscal 2001 and $3,252,048 for Fiscal 2000. The decreases in sales revenue for Fiscal 2002 and Fiscal 2001 were due primarily to decreased sales of food products.

     Total operating expenses of $2,148,865 reflect a decrease in Fiscal 2002 as compared to $2,810,501 in Fiscal 2001 due to the decreased volume of food products sales. The decrease of total operating expenses in Fiscal 2001 from $3,308,618 in Fiscal 2000 was also caused by decreased food products sales.

     The net loss for Fiscal 2002 was $1,374,313, compared to the Fiscal 2001 loss of $855,325 and the Fiscal 2000 loss of $47,558. The Fiscal 2002 decline was the result of a decreased volume of food products sales and increased oil and gas operating costs and related depletion expense. The Fiscal 2001 loss compared to the Fiscal 2000 loss was due primarily to a decease in food products sales and increased selling and general and administrative expenses.

FOOD  PRODUCTS  SEGMENT

     Revenues generated by National (the "Food Products Segment") were $533,768 for Fiscal 2002, representing 51.4% of total Company revenue and reflecting a decrease from Fiscal 2001 amounts. Revenue for Fiscal 2002 reflects a volume decline as compared to Fiscal 2001. Food products revenues for Fiscal 2001 of $1,917,192 showed a decrease from Fiscal 2000 revenues of $3,164,627 which was also due to decreased sales volume.

     In April 2001, National employed Mark Church as President of National's operations. Mr. Church's employment was part of an initiative by the Company to revitalize National's existing customers and to obtain new customers.

     The cost of processed food products was greater than revenues for Fiscal 2002. This was caused primarily by the low volume of sales and an inventory writedown of $65,000. For Fiscal 2001 and Fiscal 2000, these costs were 84% of revenues.

     Selling expenses for Fiscal 2002 of $280,108 decreased from Fiscal 2001 due to decreased sales volume. Selling expenses for Fiscal 2001, of $334,842 were higher than Fiscal 2000 of $111,284 due to introduction of new products.

     The Food Products Segment reported a loss of $577,562 for Fiscal 2002, as compared to the Fiscal 2001 loss of $247,721. Fiscal 2000 had a profit of $239,650 from this segment. The profit changes from year to year are directly affected by the changes in meat volume during each fiscal period and the increased marketing and promotion costs of new products described above in Item 1.

OIL  AND  GAS  SEGMENT

     Oil and gas sales during Fiscal 2002 were $503,373 as compared to sales of $82,900 during Fiscal 2001 and $87,421 for Fiscal 2000. The 2002 increase is due to an increased volume of production and sales.

     Production and operating expense were $421,314 for Fiscal 2002, which reflects an increase from Fiscal 2001 operating expenses of $72,647. Depletion expense for Fiscal 2002 was $53,446 compared to $9,962 for Fiscal 2001 due to an increase in depletable assets in Fiscal 2002, primarily related to the New Mexico fields.

     The oil and gas segment reported a loss of $84,033 for Fiscal 2002 as compared to a profit of $241 for Fiscal 2001. The loss for Fiscal 2002 was due primarily to increased production costs and administrative overhead costs.

IMPACT  OF  INFLATION

     Meat sales prices are based on a multiple of current meat costs (raw material) and are adjusted weekly with the meat industry; therefore, the cost of raw materials (meat) has little impact on gross profit (percentage). Meat prices can have a significant impact on sales and, consequently, net profits. Oil and gas prices may or may not change with inflation pressures due to other influencing factors, such as OPEC and domestic exploration policies.

CORPORATE

     General and administrative expenses of $793,012 for Fiscal 2002 were higher as compared to $758,518 for Fiscal 2001, and $444,630 for Fiscal 2000, as a result of increased corporate costs and professional fees.

     Interest income was $162 in Fiscal 2002, as compared to $8,886 for 2001 and $9,012 in Fiscal 2000. The decrease reflected lower levels of cash and cash equivalents.

     Interest expense increased significantly to $262,751 in Fiscal 2002, as compared to $53,802 in Fiscal 2001. This was due to increased borrowings for operating purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

LIQUIDITY

     Current assets of the Company decreased from $651,203 at March 31, 2001, to $511,333 at March 31, 2002, and current liabilities increased from $2,704,062 at March 31, 2001, to $2,733,977 at March 31, 2002. The working capital of the Company was a deficit of $2,222,644 at March 31, 2002, an increase as compared to the 2001 deficit of $2,052,859, primarily from decreased receivables from customers for 2002.

     Equity capital decreased by $810,330 during Fiscal 2002. Stockholders' equity was $26,498,013 at March 31, 2002, as compared to $27,308,343 at March 31, 2001. The decrease was primarily due to the Fiscal 2002 loss of $1,374,313 offset by $373,333 of capital raised by the sale of common stock.

     The total assets of the Company were $31,232,563 at March 31, 2002, as compared to $31,069,905 for the previous year end. The small increase in total assets results primarily from the increased investment in oil and gas activities.

CASH  FLOW

     The Company's operations used $913,422 of cash flow in Fiscal 2002, as compared to $494,117 used in Fiscal 2001. The decrease in cash flow in both Fiscal 2002 and 2001 is primarily the result of lower overall sales volume and increased general and administrative expenses.

     Cash of $278,882, $2,679,804 and $509,186 was used by investing activities during Fiscal 2002, 2001 and 2000, respectively, primarily related to capital expenditures for the oil and gas properties in each year.

     In Fiscal 2002 cash of $818,971 was provided by borrowing and $373,333 was provided by a sale of common stock. Cash of $3,057,500 was provided by financing activities in Fiscal 2001 from proceeds of loans. $186,216 was provided by financing activities in Fiscal 2000 from the issuance of common stock in connection with exercise of stock options.

     We foresee that continued development of New Mexico's oil and gas properties will require additional capital expenditures. Also, the Company continues to emphasize National's operations. We expect that cash flow from operations will not fund all of the expenses associated with operations. Although we believe that our lines of credit will be available to cover the shortfall, the Company is continuing to seek other alternatives, such as strategic partnering or a sale of assets, to assist with the funding of the Subsidiaries' operations.

CAPITAL  RESOURCES

     In March 2000, we negotiated a $2.0 million revolving credit facility from First Savings Bank of Arlington, Texas, and the first advance was drawn in April 2000. At the end of Fiscal 2002, this facility was fully drawn. The credit facility had an original term from April 25, 2000 to April 25, 2001 and was extended until April 25, 2002, unless sooner demanded. The Company is currently in discussions with the lender regarding further extension of the due date of this debt. Interest accrues at 1.0% above the prime interest rate reported in The Wall Street Journal. The Company's largest shareholder has provided collateral for this loan.

     In early 2001, we received a revolving credit line, bearing interest at 10% per annum from Almac Financial Corporation, a corporation owned by our largest shareholder, Walter G. Mize. Subsequently, the line of credit was increased from $1.0 million to $3.0 million, and the line was secured by substantially all of the assets of the Company and its Subsidiaries. As of March 31, 2002 we had drawn $1,876,470 under the line of credit. This line of credit matures on April 15, 2004.

     There are no additional material commitments for capital expenditures as of March 31, 2002.

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

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     In the table below, information is given with respect to the directors and executive officers of the Company. Mr. Coker was elected to the Board of Directors at the March 25, 2002 board meeting.

 NAME, AGE OF NOMINEE
  AND YEARS SERVED AS          PRINCIPAL OCCUPATION FOR PAST
        DIRECTOR              FIVE YEARS: OTHER DIRECTORSHIPS
        --------              --------------------------------

Walter  G. Mize          Mr. Mize has served as Chairman of the Board, President and  Chief  Executive
Age 64                   Officer of the Company since September 1987.  He has also served as  President
Director Since 1987      Chairman of the Board and Chief Executive Officer of UHC  Petroleum
                         Corporation  and  National Heritage Sales Corporation; as President of UHC
                         Petroleum Services Corporation since January 1997; and as President of UHC
                         New  Mexico  Corporation  since June 1999.  He has been engaged in oil and  gas exploration and development, cattle ranching, real estate development, banking and  various  other  investment  activities  for  over  thirty  years.

Harold  L.  Gilliam      Mr.  Gilliam has served as Secretary, Treasurer and Chief  Financial  Officer  of
Age  55                  the  Company since November 1990.  He has been a partner in the firm  of
Director  Since  1990    Gilliam,  Wharram  &  Co., P.C., Certified Public Accountants,  located  in
                         Cleburne,  Texas,  since  August 1987, and has been a Certified Public
                         Accountant in  the  state  of  Texas  since  1972.

Joe  Martin              Dr.  Martin  is  an optometrist partner in the Cleburne Eye Clinic,  located  in
Age  57                  Cleburne,  Texas,  and  has  been  an  optometrist  for  over twenty-five  years.
Director  Since  1988

C.  Dean Boyd            Mr. Boyd is the principal of his own consulting firm.  He was  Senior  Vice
Age  55                  President,  Senior  Loan  Officer  of  First  National  Bank of Longmont,  Longmont,
Director  Since 1988     Colorado from January, 1999 to December, 2001.  He previously  served  as
                         President  of  Colorado  Community  First  National  Bank,  located in
                         Louisville, Colorado  from  February  1997  to  January  1999; and as President of
                         Community First  National  Bank,  located  in  Fraser,  Colorado,  from  1988 to
                         February  1997. Mr.  Boyd  has  been  a  Certified  Public  Accountant in the state of
                         Colorado  since  1972.


Theresa  D.  Turner      Ms. Turner has been President of Colorado Community First  National  Bank,
Age  42                  located  in  Fraser,  Colorado,  since  February  1997.  She previously  served  as
Director  Since  1992    Senior  Vice  President of that bank from January 1993  to  February  1997,  and  in various  other  capacities  since  1985.

Mark Church              Mr. Church has been President of National since April 2001. From  1999  to  the
Age  50                  present, he has been the owner and manager of M.C. Development, LLC,  a  food
Director  in  2002       products consulting firm.  From 1969 to 1999, he was employed  by  Lucky
                         Stores, where he was Vice President of Meat and Seafood at the time of his departure.

Larry G. Coker           Mr. Coker has been a practicing attorney in the state of Texas  since  1990.
Age  44                  Prior  to  1990  Mr.  Coker  was a petroleum engineer for Exxon Company,  USA.
Director  in  2002

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and person who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission.

     Based upon a review of Forms 4 and amendments thereto furnished to the Company during the fiscal year ended March 31, 2002, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2002, management of the Company has determined that, during such fiscal year, no directors, officers or ten percent (10%) beneficial owners of common stock of the Company failed to file on a timely basis with the Securities and Exchange Commission one or more required report on Form 4 or 5 regarding transactions in the securities of the Company.

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

                           SUMMARY COMPENSATION TABLE

                                                                       LONG TERM
                                ANNUAL COMPENSATION                COMPENSATION AWARDS
                                  -------------------              -------------------
    NAME AND                                                      SECURITIES UNDERLYING
PRINCIPAL POSITION           YEAR          SALARY ($)   BONUS ($)      OPTIONS (#)
------------------           -----         -----------  ---------     -----------
  Walter G. Mize          Fiscal 2002         $   0      $     0            0
  Chairman of the Board,  Fiscal 2001         $   0      $     0            0
  President and Chief     Fiscal 2000         $   0      $     0            0
  Executive Officer

  Mark Church             Fiscal 2002         $   0(1)   $     0          510,000(3)
  President,              Fiscal 2001         $   0      $     0            0
  Subsidiary              Fiscal 2000         $   0      $     0            0

(1) While Mr. Church was not paid a salary during the 2002 fiscal year, his wholly owned company, M.C. Development LLC earns commissions on sales of National's products.

(2) On April 1, 2001 Mr. Church was granted an option to purchase 510,000 shares of the Company's common stock at a purchase price of $1.50 per share. The right to purchase 360,000 shares was vested on April 1, 2002. The right to purchase the remaining 150,000 shares vests on April 1, 2003.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

     The following table provides information with respect to the named executive officers concerning the grant of stock options during the last fiscal year.
                     NUMBER OF         % OF TOTAL
                     SECURITIES       OPTIONS/SARS
                    UNDERLYING         GRANTED TO    EXERCISE OR
                   OPTIONS/SARS       EMPLOYEES IN    BASE PRICE    EXPIRATION
       NAME          GRANTED          FISCAL YEAR       ($/SH)         DATE
       ----          -------          -----------       ------         ----
Walter G. Mize          -                -                 -
Harold L. Gilliam       -                -                 -             -
Mark Church          510,000(1)         100%             $1.50     April 1, 2006

(1) Of this amount, the option may be exercised immediately to purchase 360,000 shares of common stock. The right to purchase the remaining common stock vests on April 1, 2003.

                          OPTION EXERCISES AND HOLDINGS

     The  following  table  provides  information  with  respect  to  the  named executive  officers  concerning  the  exercise  of stock options during the last fiscal  year and unexercised stock options held as of the end of the last fiscal year  under  our  2000  Stock  Option  Plan:
                                                                     VALUE OF
                                                 NUMBER OF          UNEXERCISED
                                                UNEXERCISED          IN-THE-MONEY
                                                 OPTIONS AT         OPTIONS AT
                                     VALUE        FY-END (#)          FY-END
                   SHARES ACQUIRED   REALIZE     EXERCISABLE/      EXERCISABLE/
 NAME               ON EXERCISE (#)   ($)       UNEXERCISABLE      UNEXERCISABLE
-------------------  ---------------  ---       -------------      -------------
  Walter G. Mize               -        -              -                   -
  Harold L. Gilliam            -        -              -                   -
  Mark Church                  -        -        360,000/150,000           -

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT

MANAGEMENT

     The following table shows beneficial ownership of shares of our Common Stock by all five percent (5.0%) shareholders, current directors and current executive officers, as individuals and together as a group, at March 31, 2002.

Name and Address of              Amount and Nature of     Percent
Beneficial Owner                   Beneficial Owner     Of Class(1)
-------------------------------  ---------------------  -----------
Walter G. Mize                       7,648,500 shares         74.5%
2 North Caddo Street
Cleburne, Texas 76033-1956

Harold L. Gilliam                        4,500 shares           (2)
Gilliam, Wharram & Co.
107 Westmeadow Dr.
Cleburne, Texas 76033

Joe Martin                              11,000 shares          0.1%
Cleburne Eye Clinic
110 W. Henderson
Cleburne, Texas 76033

C. Dean Boyd                             8,550 shares           (2)
1258 Clubhouse Drive
Broomfield, Colorado 80020

Theresa D. Turner                        6,500 shares           (2)
P.O. Box 1283
Winter Park, Colorado 80482

Mark Church                           1,000 shares (3)          (2)
8401 White Oak Ave., Ste 109
Rancho Cucamonga, CA 91730

Larry G. Coker                           2,000 shares           (2)
530 Bedford Road, Suite 112
Bedford, Texas 76022

All directors and executive          7,682,050 shares         74.8%
officers as a group (7 persons)

(1) Based on 10,264,059 shares of Common Stock issued and outstanding as of June 18, 2002.

(2) Less  than  0.1%

(3) As described in Item 13, Mr. Church executed a contract with us in April 2001 that will result in the grant of options to him to purchase our common stock.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     As described further in Item 7, we received a line of credit of up to $3.0 million from Almac Financial Corporation, a corporation related to Walter G. Mize. The line of credit is secured by substantially all of the assets of the Company and the Subsidiaries. We believe that this line of credit is on terms at least as favorable to the Company as it could obtain from a lender not related to the Company.

     During the fiscal year ended March 31, 2002 the Company received the use of office space and equipment from Walter G. Mize without charge. Mr. Mize is under no obligation to provide the use of the office space or equipment to the Company.

     In April 2001, we entered into contracts with Mark Church and a company controlled by him to provide certain executive and marketing services to National. Under these contracts, Mr. Church received an option to purchase 510,000 shares of the Company's common stock. Also, his company will receive commissions on sales of food products made by National.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES,  AND  REPORTS  ON
              FORM  8-K






(A)    Documents Filed As Part Of Report
1.     FINANCIAL STATEMENTS

       The following financial statements of the Company are required to be included in Item 8 and are filed under Item 14 at the page indicated:

       Independent Auditor's Report                                              F-1

       Consolidated Balance Sheets at March 31, 2002 and 2001                    F-2

       Consolidated Statements of Operations for the years ended
       March 31, 2002, 2001, and 2000                                            F-4

       Consolidated Statements of Changes in Shareholders' Equity
       for the years ended March 31, 2002, 2001, and 2000                        F-5

       Consolidated Statements of Cash Flows for the years ended
       March 31, 2002, 2001, and 2000                                            F-6

       Notes to Consolidated Financial Statements                                F-8

2.     FINANCIAL STATEMENT SCHEDULES

       No schedules are required because they are inapplicable or the information is otherwise shown in the financial statement or notes.

3.     EXHIBITS

3.1    Articles of Incorporation, as amended on December 5, 1997. (1)

3.2    Bylaws. (2)

10.1   Employment Agreement with Mark Church(4)

10.2   Amended and Restated Letter Agreement between National Heritage Sales
       Corporation and M.C. Development LLC dated April 1, 2001 (4)

21     Subsidiaries of the Company (3)

23     Consent of Weaver and Tidwell, L.L.P. (4)

24     Power of Attorney.(4)


(1)    Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December
       31, 1997 and incorporated by reference herein.


(2)    Filed with the Company's Registration Statement No. 33-43564 on Form S-1 and incorporated by reference herein.

(3)    Filed with the Company's Annual Report for the year ended March 31, 2002.

(4)    Filed with this report.

______________

(b)    REPORTS ON FORM 8-K
       On January 9,2002 the Company disclosed that it had received an engineering study relating to its oil producing property in New Mexico. No financial statements were included with the report.


(c)    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

       The exhibits listed in Part IV, Item 14(a)(3) of this report, and not previously filed are included after "Signatures," below.

(d)     FINANCIAL STATEMENT SCHEDULED REQUIRED BY REGULATION S-X.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    June  27,  2002             UNITED  HERITAGE  CORPORATION


                                     By: Walter G. Mize
                                     _________________________________________
                                     Walter  G.  Mize,  Chairman  of the Board,
                                     President,  and  Chief  Executive  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 27th day of June, 2002.

                                   SIGNATURE,  TITLE

                                    /s/ Walter G. Mize
                                    ________________________________
                                    Walter  G.  Mize
                                    Chairman  of  the  Board  and
                                    Chief  Executive  Officer

                                     *s/Harold  L. Gilliam
                                   ----------------------------------
                                    Harold L. Gilliam
                                    Secretary, Treasurer, Chief Financial
                                    Officer (Principal  Accounting  Officer)

                                     * s/Joe  Martin
                                    ----------------------------------
                                    Dr.  Joe  Martin
                                    Director

                                     *  s/C. Dean  Boyd
                                    ----------------------------------
                                    C. Dean Boyd
                                    Director

                                     *  s/Theresa  D.  Turner
                                    -----------------------------------
                                    Theresa  D.  Turner
                                    Director

                                     *  s/Mark  Church
                                    ------------------------------------
                                    Mark  Church
                                    Director

                                     *s/Larry  G.  Coker
                                    -------------------------------------
                                    Larry  G.  Coker
                                    Director

*By: /s/ Walter G. Mize
____________________________________
Walter  G.  Mize,  as  Attorney-in-Fact
for  each  of  the  persons  indicated

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

     Consolidated  Statements  of  Operations                         F-4

     Consolidated  Statements of Changes in Shareholders' Equity      F-5

     Consolidated  Statements  of  Cash  Flows                        F-6

     Notes  to  Consolidated  Financial  Statements                   F-8

                           UNITED HERITAGE CORPORATION
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                                 MARCH 31, 2002

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors  and  Shareholders
United  Heritage  Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage Corporation and subsidiaries as of March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and has a working capital deficit, all of which raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEAVER  AND  TIDWELL,  L.L.P.

Fort  Worth,  Texas
June  7,  2002

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001

                                                      2002          2001
                                                  -----------  -----------
ASSETS

CURRENT ASSETS
  Trade accounts receivable                       $    97,249  $   228,753
  Inventory                                           155,240      221,947
  Prepaid expenses                                    258,844      200,503
                                                  -----------  -----------

    Total current assets                              511,333      651,203


OIL AND GAS PROPERTIES, accounted for
  using the full cost method, net of accumulated
  depletion and depreciation of $70,698 for 2002
  and $17,252 for 2001
  Proved                                           29,717,499   26,646,871
  Unproved                                            834,579    3,679,771
                                                  -----------  -----------

                                                   30,552,078   30,326,642

PROPERTY AND EQUIPMENT, at cost
  Equipment, furniture and fixtures                   279,118      155,015
  Vehicles                                             56,720       56,720
                                                  -----------  -----------

                                                      335,838      211,735
  Less accumulated depreciation                       166,686      119,675
                                                  -----------  -----------

                                                      169,152       92,060
                                                  -----------  -----------

TOTAL ASSETS                                      $31,232,563  $31,069,905
                                                  ===========  ===========

                     UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001

                                                      2002                 2001
                                              ------------------   -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Checks issued in excess of bank balances    $            1,488   $         122,341
  Line of credit                                       2,000,000           2,000,000
  Accounts payable                                       524,588             534,258
  Accrued expenses                                       207,901              47,463
                                              -------------------  ------------------

      Total current liabilities                        2,733,977           2,704,062

LONG-TERM LIABILITIES
  Note payable, related party                          2,000,573           1,057,500
                                              -------------------  ------------------

      Total liabilities                                4,734,550           3,761,562

SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value,
    5,000,000 shares authorized, none issued                   -                   -
  Common stock, $.001 par value,
    125,000,000 shares authorized,
    issued and outstanding
    2002 - 10,264,059
    2001 - 10,215,059                                     10,264              10,215
  Common stock subscribed,
    2002 419,813 shares                                  373,333                   -
  Additional paid-in capital                          35,404,092          35,463,437
  Accumulated deficit                                 (9,195,776)         (7,821,463)
                                              -------------------  ------------------

                                                      26,591,913          27,652,189

  Deferred compensation and consulting                   (93,900)           (343,846)
                                              -------------------  ------------------

                                                      26,498,013          27,308,343
                                              -------------------  ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $       31,232,563   $      31,069,905
                                              ===================  ==================

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                   2002             2001              2000
                                         -----------------  ---------------  ----------------
OPERATING REVENUES
  Processed meat products                $        533,768   $    1,917,192   $     3,164,627
  Oil and gas sales                               503,373           82,900            87,421
                                         -----------------  ---------------  ----------------

    Total operating revenues                    1,037,141        2,000,092         3,252,048

OPERATING COSTS AND EXPENSES
  Processed meat products                         553,975        1,605,018         2,663,295
  Production and operating                        421,314           72,647            63,474
  Selling                                         280,108          334,842           111,284
  Depreciation and depletion                      100,456           39,476            25,935
  General and administrative                      793,012          758,518           444,630
                                         -----------------  ---------------  ----------------

    Total operating costs and expenses          2,148,865        2,810,501         3,308,618
                                         -----------------  ---------------  ----------------

    Loss from operations                       (1,111,724)        (810,409)          (56,570)

OTHER INCOME (EXPENSE)
  Interest income                                     162            8,886             9,012
  Interest expense                               (262,751)         (53,802)                -
                                         -----------------  ---------------  ----------------

    Loss before income tax                     (1,374,313)        (855,325)          (47,558)

INCOME TAX                                              -                -                 -
                                         -----------------  ---------------  ----------------

    Net loss                                  ($1,374,313)       ($855,325)         ($47,558)
                                         =================  ===============  ================

Loss per share:
  Basic                                            ($0.13)          ($0.08)           ($0.00)
                                         =================  ===============  ================

Weighted average number
  of shares outstanding
    Basic                                      10,217,541       10,166,739         9,905,048
                                         =================  ===============  ================

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                Common     Additional
                                           Common Stock         Stock        Paid-in        Accumulated
                                        Shares      Amount    Subscribed     Capital         Deficit       Other
                                ----------------  ---------- -----------  ------------     -----------  -----------
Balance, March 31, 1999               9,747,062   $    9,747   $   -     $ 33,462,530      ($6,918,580)  $   -
  Stock issued upon exercise
    of stock options                     74,500           75       -          186,175            -           -
  Stock issued pursuant to
    contingent shares                     5,204            5       -               (5)           -           -
  Stock issued for assets               202,500          203       -        1,209,332            -           -
  Rounding adjustment                      (257)          (1)      -             -               -
  Repurchase of fractional
    shares                                   34            -       -              (34)           -           -
  Stock issued in exchange
    for future services                  82,500           83       -          358,042            -        (358,125)
  Realization of deferred
    consulting costs                          -            -       -             -               -          42,325
  Net loss                                    -            -       -             -             (47,558)      -
                                ----------------  -----------  ---------  ------------     -----------  -----------

Balance, March 31, 2000              10,111,543       10,112       -       35,216,040       (6,966,138)    (315,800)
  Stock issued pursuant to
    contingent shares                   103,516          103       -             (103)           -           -
  Deferred consulting costs                   -            -       -          247,500            -         (247,500)
  Realization of deferred
    consulting costs                          -            -       -             -               -         (219,454)
  Net loss                                    -            -       -             -           (855,325)       -
                                ----------------  ------------ ----------  ------------    ------------  -------------

Balance, March 31, 2001              10,215,059       10,215       -       35,463,437      (7,821,463)     (343,846)
  Cash received for stock
    subscribed, net of private
    placement costs of $46,480                -            -     373,333         -                -          -
  Stock issued for services              49,000           49       -           34,176             -          -
  Deferred consulting costs                   -            -       -           96,000             -         (96,000)
  Reversal of deferred
    consulting costs                          -            -       -          (189,521)           -          189,521
  Realization of deferred
    consulting costs                          -            -       -             -                -          156,425
  Net loss                                    -            -       -             -          (1,374,313)       -
                                ----------------  -----------  ----------  ------------     -----------   --------------

Balance, March 31, 2002              10,264,059   $   10,264     $373,333  $ 35,404,092    ($9,195,776)     ($93,900)
                                ================  ===========  ==========  ============     ============   =============

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                          2002            2001                2000
                                                 -----------------  -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($1,374,313)     ($855,325)           ($47,558)

  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and depletion                          100,456         39,476              25,935
      Recognition of services
        performed for stock                                34,225              -                   -
      Deferred compensation and consulting
        recognized in current year                        156,425        219,454              42,325
      Changes in assets and liabilities:
        Accounts receivable                               131,504       (163,547)             (4,397)
        Inventory                                          66,707       (154,650)             59,029
        Other current assets                              (58,341)      (133,130)            (32,798)
        Checks issued in excess
          of bank balances                               (120,853)       122,341                   -
        Accounts payable and
          accrued expenses                                150,768        431,264             (43,950)
                                                 -----------------  -------------  ------------------

          Net cash used in operating activities          (913,422)      (494,117)             (1,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, including interest
    capitalized, 2002 $45,588 2001 $103,555              (278,882)    (2,679,804)           (509,186)
  Payment from issuance of note receivable                      -              -            (173,135)
  Collection of note receivable                                 -              -             173,135
                                                 -----------------  -------------  ------------------

          Net cash used in investing activities          (278,882)    (2,679,804)           (509,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans                                     818,971      3,057,500                   -
  Repurchase of fractional shares                               -              -                 (34)
  Proceeds from private placement                         373,333
  Proceeds from issuance of common stock                        -              -             186,250
                                                 -----------------  -------------  ------------------

          Net cash provided by
              financing activities                      1,192,304      3,057,500             186,216
                                                 -----------------  -------------  ------------------

          Net decrease in
              cash and cash equivalents                         -       (116,421)           (324,384)

Cash and cash equivalents, beginning of year                    -        116,421             440,805
                                                 -----------------  -------------  ------------------

Cash and cash equivalents, end of year           $              -   $          -   $         116,421
                                                 =================  =============  ==================

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 2002, 2001 AND 2000
                                   (CONTINUED)

                                                 2002              2001               2000
                                              -----------       -----------      ------------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
  Cash paid during the year for:
    Interest                                  $  112,117      $  137,828          $   -
                                              ============      ============      ============

    Taxes                                     $   -            $  -               $   -


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for assignment
    of all interest in oil and
    gas properties and equipment               $  -            $  -               $ 1,209,535
                                              ============      ============      ============
  Common stock issued in exchange
     for future services                       $  -            $  -               $   358,125
                                              ============      ============      ============

  Common stock issued in exchange
    for future consulting services             $  -            $  247,500         $   -
                                              ============      ============      ============
  Common stock issued
    in exchange for services                   $ 34,225        $  -               $   -
                                              ============      ============      ============
  Warrants issued in exchange for services     $ 96,000        $  -               $   -
                                              ============      ============      ============
  Equipment acquired by
    assumption of liability                    $124,102        $  -               $   -
                                              ============      ============      ============

  In May 1999, and April and May 2000, the Company issued 5,204 and 103,516 shares of common stock, respectively, pursuant to contingent provisions of a private placement in December 1997.

  In April 2001, the Company cancelled a consulting agreement pursuant to an employment agreement being executed.  This cancellation reduced deferred compensation and additional paid-in capital $189,521, respectively.

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

NATURE  OF  OPERATIONS

United Heritage Corporation distributes meat products primarily on the west coast of the United States of America. The Company also owns various oil and gas properties located in Texas and New Mexico. The Company began production of the Texas properties during the year ended March 31, 2000 and began production of its New Mexico properties during the year ended March 31, 2002. The Company continues to explore and develop its oil and gas properties.

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

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

OIL  AND  GAS  PROPERTIES  -  CONTINUED

The Company is currently participating in oil and gas exploration and development activities in New Mexico. As of March 31, the following associated property costs have been excluded in computing amortization of the full cost pool:

                          2002       2001
                        --------  ----------
  Acquisition costs     $834,579  $1,209,535
  Exploration costs            -   2,366,681
  Capitalized interest         -     103,555
                        --------  ----------

                        $834,579  $3,679,771
                        ========  ==========


The Company will begin to amortize the remaining acquisition costs when the project evaluation is complete, which is currently estimated to be during the fiscal year ending March 31, 2003.

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

EARNINGS  (LOSS)  PER  COMMON  SHARE

Basic earnings (loss) per common share are computed based on the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per common share are computed assuming all dilutive potential common shares were issued. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

CASH  FLOWS  PRESENTATION

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

ADVERTISING

The Company expenses all advertising costs as incurred. Expense for the years ended March 31, 2002, 2001 and 2000 were $14,261, $127,381 and $11,960, respectively.

USE  OF  ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

LONG-LIVED  ASSETS

Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

LONG-LIVED  ASSETS  -  CONTINUED

of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.


NOTE  2.   GOING  CONCERN

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has a working capital deficit. The appropriateness of using the going concern basis is dependent upon the Company's ability to retain existing financing and to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company is currently attempting to raise equity capital with a private placement of common stock and is exploring other methods of financing operations including additional borrowing from a related party financing company, potential joint venture partners and selling portions or all of certain properties and/or subsidiary companies. In addition, as disclosed in Note 7, the Company has increased its borrowing capacity with a related party financing company to $3,000,000 and has extended the line of credit maturity date to April 2004. The Company is also reducing overhead in its oil and gas and meat sales segments and in its corporate headquarters. The Company expects that these actions will allow it to continue and eventually achieve its business plan.


NOTE  3.   CONCENTRATIONS  OF  CREDIT  RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash equivalents and trade receivables. During the years ended March 31, 2002 and 2001, the Company maintained money market accounts with a bank, which at times exceeded federally insured limits. Cash equivalents held in money market accounts at March 31, 2002 and 2001 were $923 and $5,314, respectively.

Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating within the United States and oil and gas customers.

At March 31, 2002, receivables from an oil and gas customer and a food industry customer comprised 17% and 46%, respectively, of the trade receivable balance. Receivables from an oil and gas customer and a food industry customer at March 31, 2001 comprised 43% and 30%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4.   INVENTORY


Inventory  consists  of  the  following:

                                            2002      2001
                                          --------  --------
    Meat held for resale                  $122,858  $202,808
    Oil in tanks                            32,382    19,139
                                          --------  --------

                                          $155,240  $221,947
                                          ========  ========


NOTE  5.   OIL  AND  GAS  PROPERTIES  AND  OPERATIONS

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31, 2002 and 2001 are as follows:

                                                   2002         2001
                                                -----------  -----------

  Capitalized costs of oil and gas properties:
    Proved                                      $29,788,197  $26,664,123
    Unproved                                        834,579    3,679,771
                                                -----------  -----------

                                                 30,622,776   30,343,894
  Less accumulated depletion,
    depreciation, and amortization                   70,698       17,252
                                                -----------  -----------

                                                $30,552,078  $30,326,642
                                                ===========  ===========

Costs  incurred  in  oil  and  gas  producing  activities  were  as  follows:

                                         2002       2001        2000
                                       --------  ----------  ----------
  Property acquisitions
    Unproved                           $      -  $        -  $1,209,535
  Exploration                           116,115   2,457,083      57,250
  Development                           162,767     179,742     397,828
                                       --------  ----------  ----------

                                       $278,882  $2,636,825  $1,664,613
                                       ========  ==========  ==========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5.   OIL  AND  GAS  PROPERTIES  AND  OPERATIONS  -  CONTINUED

Results of operations of oil and gas producing activities for the years ended March 31, 2002, 2001, and 2000 are as follows:

                                                        2002        2001     2000
                                                    -------------  -------  -------
  Revenues from oil and gas producing activities:
    Sales to unaffiliated parties                   $    503,373   $82,900  $87,421
  Expenses
    Production and operating                             421,314    72,647   63,474
    General and administrative                           112,646        50      612
    Depreciation and depletion                            53,446     9,962    7,290
                                                    -------------  -------  -------

      Total expenses                                     587,406    82,659   71,376
                                                    -------------  -------  -------

  Pretax income (loss) from producing activities         (84,033)      241   16,045
  Income tax expense                                           -         -        -
                                                    -------------  -------  -------
  Results of oil and gas producing activities
    (excluding corporate overhead and
     interest costs)                                    ($84,033)  $   241  $16,045
                                                    =============  =======  =======

NOTE  6.   LINE  OF  CREDIT

In April 2001, the Company obtained a $2,000,000 revolving line of credit from a banking institution. The credit facility bears interest at 1% above the Wall Street Journal prime rate per annum (4.75% at March 31, 2002) and is due on demand. At March 31, 2002 the Company had drawn $2,000,000 against the credit facility. The credit line matured on April 25, 2002 and is past due. The Company is negotiating new terms with the lender although there can be no assurance that the Company will be successful. The Company's largest shareholder has provided collateral for this loan. Interest cost for the year ended March 31, 2002 and 2001 was $79,916 and $140,919, respectively.

NOTE  7.   NOTE  PAYABLE,  RELATED  PARTY

The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2004, from ALMAC Financial Corporation, a corporation owned by a major shareholder. At March 31, 2002 the Company had drawn $1,876,470 under the line of credit. Interest cost for the year ended March 31, 2002 and 2001 was $182,537 and $16,438, respectively. In addition, the Company has a $124,103 long-term account payable due to ALMAC, bearing no interest, due April 15, 2003.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8.   BUSINESS  SEGMENTS  AND  MAJOR  CUSTOMERS

At March 31, 2002, 2001 and 2000, the Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area. Revenue recognition and other accounting policies by segment are consistent with those for the consolidated entity disclosed in Note 1.

SEGMENT  INFORMATION:

                                                       2002                                      2001
                              -----------------------------------------------------   ----------------------------

                                 Oil and Gas           Meat              Total        Oil and Gas        Meat
                              -----------------  -----------------  ----------------  ------------  ---------------
Revenues from
  external customers          $        503,373   $        533,768   $     1,037,141   $     82,900  $    1,917,192
Interest revenue                             -                  1                 1              -              13
Depletion, depreciation
  and amortization                      53,446             34,481            87,927          9,962          11,898
Segment profit (loss)                  (84,033)          (577,562)         (661,595)           241        (247,721)
Segment assets                      30,662,757            499,061        31,161,818     30,445,583         531,666
Expenditures for
  segment assets                       278,882            124,103           402,985      2,636,825          13,508

RECONCILIATIONS:
REVENUES                                                                    2002
                                                                    -----------------
Total revenues for
  reportable segments                                                $      1,037,141
Other revenues                                                                      -
                                                                    -----------------
Total consolidated revenues                                          $      1,037,141
                                                                    =================

PROFIT OR LOSS
Total profit (loss) for
  reportable segments                                                      ($661,595)
Other profit or loss                                                        (712,718)
                                                                    -----------------
Income (loss) before income
  taxes                                                                  ($1,374,313)
                                                                    =================

ASSETS
Total assets for
  reportable segments                                                $     31,161,818
Other assets                                                                   70,745
                                                                    -----------------

Consolidated total                                                   $     31,232,563
                                                                    =================

                                   2001                     2000
                              ----------------  -------------------------------------
                                   Total        Oil and Gas      Meat        Total
                              ----------------  ------------  ----------  -----------
Revenues from
  external customers          $     2,000,092   $     87,421  $3,164,627  $ 3,252,048
Interest revenue                           13              -           8            8
Depletion, depreciation
  and amortization                     21,860          7,290       4,796       12,086
Segment profit (loss)                (247,480)        16,045     239,650      255,695
Segment assets                     30,977,249     27,802,345     138,265   27,940,610
Expenditures for
  segment assets                    2,650,333      1,657,323      25,535    1,682,858

RECONCILIATIONS:
REVENUES                           2001                                        2000
                              -----------------                        ---------------
Total revenues for
  reportable segments         $     2,000,092                          $     3,252,048
Other revenues                              -                                        -
                              -----------------                       ----------------

Total consolidated revenues   $     2,000,092                          $     3,252,048
                              =================                       ================

PROFIT OR LOSS
Total profit (loss) for
  reportable segments               ($247,480)                         $       255,695
Other profit or loss                 (607,845)                                (303,253)
                               -----------------                       ----------------
Income (loss) before income
  taxes                             ($855,325)                                ($47,558)
                               =================                        ================

ASSETS
Total assets for
  reportable segments         $    30,977,249                          $    27,940,610
Other assets                           92,656                                  154,061
                               -----------------                        ----------------

Consolidated total            $    31,069,905                          $    28,094,671
                               =================                        ================

OTHER  SIGNIFICANT  ITEMS:

                                      2002                                 2001                             2000
                         --------------------------------   -----------------------------------  -----------------------
                         Segment               Consolidated  Segment               Consolidated   Segment
                          Totals   Adjustments    Totals     Totals    Adjustments     Totals      Totals    Adjustments
                         --------  ------------  --------  ----------  ------------  ----------  ----------  ------------
Interest revenue         $      1  $        161  $    162  $       13  $      8,873  $    8,886  $        8  $      9,004
Interest expense              297       262,454   262,751           -        53,802      53,802           -             -
Expenditures for assets   402,985             -   402,985   2,650,333        19,509   2,669,842   1,682,858        28,572
Depletion, depreciation
  and amortization         87,927        12,529   100,456      21,860        17,616      39,476      12,086        13,849

                            2000
                         ----------
                        Consolidated
                           Totals
                         ----------
Interest revenue         $    9,012
Interest expense                  -
Expenditures for assets   1,711,430
Depletion, depreciation
  and amortization           25,935

Adjustments to reconcile total segment interest revenue and expense, and depreciation and amortization to consolidated totals are attributed to corporate headquarters, which is not included in segment information.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8.   BUSINESS  SEGMENTS  AND  MAJOR  CUSTOMERS  -  CONTINUED

The Company recorded meat sales to the following major customers for the years ended March 31:

                        2002                 2001              2000
                ------------------  --------------------  --------------------
                 Amount   Percent     Amount    Percent     Amount    Percent
                --------  --------  ----------  --------  ----------  --------
    Customer A  $507,445     94.7%  $1,124,732     58.7%  $2,748,581     86.9%
    Customer B         -        -      468,410     24.4%           -        -
                --------  --------  ----------  --------  ----------  --------

                $507,445     94.7%  $1,593,142     83.1%  $2,748,581     86.9%
                ========  ========  ==========  ========  ==========  ========

The Company recorded oil and gas sales to the following major customers for the years ended March 31:

                       2002               2001              2000
                -----------------   ---------------- -----------------
                 Amount   Percent   Amount   Percent  Amount   Percent
                --------  --------  -------  -------  -------  --------
    Customer A  $321,745     64.0%  $     -        -  $     -     -   %
    Customer B   181,628     36.0%        -        -        -         -
                --------  --------  -------  -------  -------  --------

                $503,373    100.0%  $     -        -  $     -     -   %
                ========  ========  =======  =======  =======  ========

NOTE  9.   STOCK  OPTION  PLANS

Directors  of the Company adopted the 1995 Stock Option Plan effective September
11, 1995. This Plan set aside 200,000 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries.

Options granted under the Plan must be exercised within five years after the date of grant, but may be affected by the termination of employment.

The  following schedule summarizes pertinent information with regard to the 1995
Plan  for  the  years  ended  March  31,  2002,  2001  and  2000:

                                2002                   2001                    2000
                      ---------------------  -------------------------  ---------------------
                                    Weighted                  Weighted                Weighted
                                    Average                   Average                 Average
                         Shares     Exercise     Shares       Exercise     Shares     Exercise
                       Outstanding   Price      Outstanding     Price    Outstanding    Price
                       ------------  ------  -----------------  ------  --------------  ------
    Beginning of year             -  $    -            20,000   $ 2.50         94,500   $ 2.50
      Granted                     -       -                 -        -              -        -
      Exercised                   -       -                 -        -        (74,500)    2.50
      Forfeited                   -       -                 -        -              -        -
      Expired                     -       -           (20,000)    2.50              -        -
                       ------------  ------  -----------------  ------  --------------  ------

    End of year                   -  $    -                 -   $    -         20,000   $ 2.50
                       ============  ======  =================  ======  ==============  ======

    Exercisable                   -  $    -                 -   $    -         20,000   $ 2.50
                       ============  ======  =================  ======  ==============  ======
    Weighted average
      fair value of
      options granted                $    -                     $    -                  $    -
                                     ======                     ======                  ======

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

The following schedule summarizes pertinent information with regard to the 2000 Plan for the years ended March 31, 2002 and 2001:



                                         2002                         2001
                            -------------------------------  -----------------------
                                               Weighted                    Weighted
                                                Average                     Average
                                 Shares         Exercise        Shares     Exercise
                              Outstanding         Price       Outstanding    Price
                             --------------  ---------------  -----------  ---------
    Beginning of year              300,000   $         2.50             -  $    -
  Granted                          510,000             1.50
  Exercised                              -                -             -       -
  Forfeited                       (300,000)           (2.50)            -       -
  Expired                                -                -             -       -
                             --------------                    -----------

End of year                        510,000   $         1.50       300,000  $ 2.50
                             ==============  ===============  ===========  ======

Exercisable                              -   $         1.50
                             ==============  ===============

Weighted average fair value
  of options granted         $        1.35                                $  0.82
                             ==============                              ========

Options granted to non-employees under the above three plans resulted in compensation costs charged to expense of $152,425, $219,454 and $42,325 for the years ended March 31, 2002, 2001 and 2000, respectively.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9.   STOCK  OPTION  PLANS  -  CONTINUED

The options granted in 2002 were to an employee and the market price at the date of grant was in excess of the exercise price resulting in compensation costs charged to expense of $100,800 for the year ended March 31, 2002. The Company will accrue additional compensation cost of $42,000 in the year ending March 31, 2003 as the remaining options vest and become exercisable. Unexercised options expire on April 1, 2006.

Since the Company did not grant options to employees in 2001 and 2000, there is no pro forma effect to disclose for those years in relation to compensation expense using the fair value method prescribed by SFAS No. 123.

The fair value of the options granted in 2002 was estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of three years; expected volatility of 122.33%; and no expected dividends.

Using the above assumptions, the fair value of the options granted in 2002 on a pro forma basis would result in additional compensation expense of $385,200. As such, pro forma net loss and net loss per share would be as follows for the year ended March 31, 2002:

     Net  loss  as  reported               ($1,374,313)
     Additional  compensation                  385,200
                                         -------------

     Pro  forma  net  loss                 ($1,759,513)
                                         =============

     Loss  per  share  as  reported     ($        0.13)
                                         =============

     Pro  forma  loss  per  share       ($        0.17)
                                         =============


NOTE  10.   STOCK  WARRANTS

Directors of the Company entered into a stock warrant agreement effective August 16, 1996. Pursuant to the agreement, the Company issued 130,000 warrants to purchase common stock as consideration for consulting services to be performed. Warrants issued under the agreement must be exercised within five years after the date of grant. During the year ended March 31, 1999, the consulting agreement was cancelled but the warrants remained outstanding until March 31, 2002.

Directors of the Company entered into a stock warrant agreement effective November 1, 2001. Pursuant to the agreement, the Company issued 150,000 warrants to purchase common stock as consideration for consulting services to be performed. Warrants issued under the agreement must be exercised within three years after the date of grant.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10.   STOCK  WARRANTS  -  CONTINUED

The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31, 2002, 2001 and 2000:

                                       2002                         2001                  2000
                        ---------------------------------   ---------------------  --------------------
                                             Weighted                   Weighted               Weighted
                                              Average                    Average                Average
                            Shares           Exercise         Shares     Exercise     Shares   Exercise
                         Outstanding           Price        Outstanding   Price    Outstanding  Price
                       ----------------  -----------------  ------------  -------  -----------  -------
    Beginning of year          130,000   $           9.40        130,000  $ 9.40      130,000  $ 9.40
      Granted                  150,000               1.50              -       -            -       -
      Exercised                      -                  -              -       -            -       -
      Forfeited                      -                  -              -       -            -       -
      Expired                 (130,000)             (9.40)             -       -            -       -
                       ----------------  -----------------  ------------  ------  -----------  --------

    End of year                150,000   $           1.50        130,000  $ 9.40      130,000  $ 9.40
                       ================  =================  ============  ======  ===========  ========

    Exercisable                      -   $              -        130,000  $ 9.40      130,000  $ 9.40
                       ================  =================  ============  ======  ===========  ========

    Weighted average
      fair value of
      warrants issued                    $          0.64                  $    -               $     -
                                         =================                ======               ========


All 150,000 warrants are exercisable at $1.50 per share and the remaining contractual life is 2.5 years as of March 31, 2002.

During the years ended March 31, 2002, 2001 and 2000, the Company recorded $16,000, $0 and $0, for services rendered related to warrants issued under the agreements.

The fair value of each warrant grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of three years; expected volatility of 134.9%; and no expected dividends.

The selling agent for the 1997 private placement was paid a commission of $100,000 plus warrants to purchase 182,400 shares of common stock at exercise prices ranging from $7.50 to $20.00 per share. The warrants issued to the selling agent expired in August 2001.

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

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11.   INCOME  TAXES  -  CONTINUED

The  Company  federal  tax  provision  consists  of  the  following:

                                2002        2001        2000
                               -------     -------     ------

     Current                   $     -     $     -     $    -
     Deferred                        -           -          -

                               $     -     $     -     $    -
                               =======     =======     =======

At  March  31,  the  deferred  tax  asset and liability balances are as follows:

                                   2002             2001
                              ---------------  --------------
    Deferred tax asset
      Oil and gas properties  $    8,049,925   $   8,049,925
      Net operating loss           2,376,260       1,946,955
                              ---------------  --------------

                                  10,426,185       9,996,880
    Deferred tax liability                 -               -
                              ---------------  --------------

    Net deferred tax asset        10,426,185       9,996,880
    Valuation allowance          (10,426,185)     (9,996,880)
                              ---------------  --------------

                              $            -   $           -
                              ===============  ==============

The net change in the valuation allowance for 2002 and 2001 is an increase of $429,305 and $321,315, respectively. The deferred tax asset is due to the net operating loss carryover and difference in the basis of oil and gas properties for tax and financial reporting purposes.

The Company has a net operating loss carryover of approximately $6,989,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2019, if not previously utilized.


NOTE  12.   STOCK  BONUS  PLAN

The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The administration of the plan is done by the Company's stock option committee. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2002, 27,800 shares had been issued in accordance with the plan.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  13.   SHAREHOLDERS'  EQUITY

The Company effected a one-for-ten reverse common stock split on October 1, 1999. All common stock shares and per share amounts have been retroactively restated to reflect this reverse stock split.

Effective January 2, 2002, the Company entered into a "private placement" to sell up to 1,750,000 shares of its common stock. As of March 31, 2002, the Company has received cash for 419,813 shares of common stock subscribed of $373,333, net of private placement costs of $46,480.

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

                                            Oil (Bbls)       Gas (Mcf)
                                         -----------------  ------------

March 31, 1999                                          -             -
  Extensions, additions and discoveries        22,471,358             -
    Production                                     (5,723)            -
                                         -----------------  ------------

  March 31, 2000                               22,465,635             -
  Extensions, additions and discoveries         4,151,429             -
  Production                                       (3,739)            -
                                         -----------------  ------------

  March 31, 2001                               26,613,325             -
  Extensions, additions and discoveries         4,846,677     5,023,955
  Revisions of previous estimates              (3,782,371)            -
  Production                                      (21,614)     (221,573)
                                         -----------------  ------------

  March 31, 2002                               27,656,017     4,802,382
                                         =================  ============

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  14.   SUPPLEMENTARY  FINANCIAL  INFORMATION
            FOR  OIL  AND  GAS PRODUCING ACTIVITIES (UNAUDITED) - CONTINUED

PROVED  DEVELOPED  RESERVES

     March  31,  2000               912,666          -
                               ============      ===========

     March  31,  2001             1,591,744          -
                               ============      ===========

     March  31,  2002             6,401,169        4,802,382
                               ============      ===========

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

STANDARDIZED  MEASURE  OF  DISCOUNTED  FUTURE
NET  CASH  FLOWS  RELATING  TO  PROVED  RESERVES

                                                March 31, 2002         March 31, 2001        March 31, 2000
                                             ---------------------  ---------------------  ------------------
    Future cash inflows                      $        481,901,000   $        448,168,000   $     499,411,000
      Future costs:
      Production                                     (172,267,000)          (157,380,000)       (141,028,000)
      Development                                      (6,380,000)            (5,138,000)         (5,138,000)
                                             ---------------------  ---------------------  ------------------

    Future net cash flows before income tax           303,254,000            285,650,000         353,245,000
    Future income tax                                (101,015,000)           (96,117,000)       (117,523,000)
                                             ---------------------  ---------------------  ------------------

    Future net cash flows                             202,239,000            189,533,000         235,722,000
    10% annual discount                              (111,802,000)           (96,578,000)        (71,060,000)
                                             ---------------------  ---------------------  ------------------

    Standardized measure of
      discounted future net cash flows       $         90,437,000   $         92,955,000   $     164,662,000
                                             =====================  =====================  ==================

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  14.   SUPPLEMENTARY  FINANCIAL  INFORMATION
            FOR  OIL  AND  GAS PRODUCING ACTIVITIES (UNAUDITED) - CONTINUED

CHANGES  IN  STANDARDIZED  MEASURE  OF
DISCOUNTED  FUTURE  NET  CASH  FLOWS

                              March 31, 2002      March 31, 2001      March 31, 2000
                            -------------------  -----------------  ------------------
Sales of oil and gas
  net of production costs             ($82,000)          ($10,000)           ($24,000)
Net changes in prices
  and production costs                (903,000)       (93,431,000)                  -
Extensions, additions
  and discoveries                   46,224,000                  -         246,780,000
Revision of quantity
  estimates and timing             (28,095,000)        (9,684,000)                  -
Accretion of discount                9,296,000         16,466,000                   -
Net change in income taxes          (3,421,000)        14,952,000         (82,094,000)
                            -------------------  -----------------  ------------------

Net decrease                      ($23,019,000)      ($71,707,000)  $     164,662,000
                            ===================  =================  ==================
