Form 10KSB/A
period 2002-03-31
UNITED HERITAGE CORP
filed 2002-07-10
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


Mark One:
    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For  the  Fiscal  Year  Ended  March  31,  2002  or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ____________to_____________.

    Commission  File  Number  0-9997

                           UNITED HERITAGE CORPORATION
             (Exact name of registrant as specified in its charter)

                   UTAH                          87-0372864
         --------------------------------------------------------------
         (State of Incorporation)     (IRS Employer Identification No.)

        2 North Caddo Street, P.O. Box 1956, Cleburne, Texas 76033-1956
        ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (817) 641-3681
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

         Title of each class         Name of each exchange on which registered
    ------------------------------   -----------------------------------------
    Common Stock, $0.001 par value          Boston Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  the most recent fiscal year:     $1,037,141

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 1-KSB/A to the Annual Report on Form 10-KSB filed by United Heritage Company for the fiscal year ended March 31, 2002 amends and restates Item 11 of Part III, "Executive Compensation". The purpose of Amendment No. 1 is to include additional information related to the compensation paid to Mark Church, the President of National Heritage Sales Corporation, a subsidiary of United Heritage Company.

                                    PART III

ITEM  11.     EXECUTIVE  COMPENSATION

     During the last three fiscal years we did not pay any cash compensation to the Company's Chief Executive Officer, Walter G. Mize. National paid its President, Mark Church, cash compensation through its agreement with his wholly owned company, M.C. Development LLC. No other executive officer of the Company received compensation in excess of $100,000.

     The following table provides certain summary information concerning compensation paid or accrued on behalf of the Company's Chief Executive Officer and the President of National for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG  TERM  COMPENSATION
                                                                    --------------------------------------
                    ANNUAL  COMPENSATION                            AWARDS                       PAYOUTS
                    --------------------                            --------------------------------------
                                                            Other     Restricted    Securities   All Other
                                                            Annual      Stock       Underlying     Compen
Name and                           Salary       Bonus       Compen      Awards       Options/     -sation
Principal Position     Year        ($)          ($)        -sation       ($)         SARS(1)        ($)
                                                              ($)
-------------------   --------   ----------   ----------  -----------  ----------  -------------  ---------
Walter G. Mize,          2001      $    0      $     0      $    0          0           0           $  0
Director, CEO,           2000      $    0      $     0      $    0          0           0           $  0
President                1999      $    0      $     0      $    0          0           0           $  0

Mark Church,             2001      $    0      $     0      $ 96,577        0         510,000       $  0
Director, President,     2000      $    0      $     0      $    0          0           0           $  0
Subsidiary               1999      $    0      $     0      $    0          0           0           $  0


(1) While Mr. Church was not paid a salary during the 2002 fiscal year, his wholly-owned company, M.C. Development LLC earns commissions on sales of National's products and is paid a fee of $7,000 per month. Commissions earned as of March 31, 2002 totaled $12,577, although the commissions have not yet been paid.

(2) On April 1, 2001 Mr. Church was granted an option to purchase 510,000 shares
of  the  Company's  common  stock  at a price of $1.50 per share.   The right
to purchase 360,000 shares was vested as of April 1, 2002. The right to purchase the remaining 150,000 shares vests on April 1, 2003.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

     The following table provides information with respect to the executive officers of the Company and of National concerning the grant of stock options during the last fiscal year.


                    Number of        % of Total
                   Securities      Options/SARs
                    Underlying       Granted to     Exercise or
                   Options/SARs     Employees in    Base Price      Expiration
Name                 Granted         Fiscal Year      ($/Sh)           Date
-----------------  -------------   --------------  --------------  ------------
Walter G. Mize           -               -               -               -
Harold L. Gilliam        -               -               -               -
Mark Church          510,000(1)        100%           $ 1.50        April 1, 2006


(1) Of this amount, the option may be exercised immediately to purchase 360,000 shares of common stock. The right to purchase the remaining common stock vests on April 1, 2003.

                          OPTION EXERCISES AND HOLDINGS

     The following table provides information with respect to the executive officers of the Company and of National concerning the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the last fiscal year under our 2000 Stock Option Plan:






                                                                         Value of
                                                       Number of        Unexercised
                                                      Unexercised      In-the-Money
                                                       Options at       Options at
                                         Value          FY-End (#)        FY-End
                   Shares Acquired      Realized        Exercisable/    Exercisable/
Name               On Exercise (#)        ($)         Unexercisable    Unexercisable
-----------------  ---------------  ----------------  -------------   --------------
Walter G. Mize               -              -                -               -
Harold L. Gilliam            -              -                -               -
Mark Church                  -              -        360,000/150,000         -


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July  8,  2002               UNITED  HERITAGE  CORPORATION

                                    By:  Walter  G.  Mize
                                         -----------------------------------
                                    Walter G. Mize, Chairman  of the Board,
                                    President, and  Chief  Executive  Officer