Form 10QSB
period 2002-06-30
UNITED HERITAGE CORP
filed 2002-08-14
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark  One

[ X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002; or

[  ]   Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _______ to ________.

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

          The number of shares of common stock, $0.001 par value, outstanding at August 6, 2002, was 10,264,059 shares.

     Transitional Small Business Format
     (Check one)    yes(   )   no( x )


                     UNITED HERITAGE CORPORATION-FORM 10-QSB
                                    CONTENTS

PART  I  -  FINANCIAL  INFORMATION                                        Page  Number

     Item  1  -  Financial  Statements

          Consolidated  Condensed  Balance  Sheets
          at  June 30, 2002(unaudited) and March 31, 2002 (audited)            2 -3

          Consolidated  Condensed  Statements  of  Income  (unaudited)
          for  the three months ended June 30, 2002 and June 30, 2001          4

          Consolidated  Condensed  Statements  of  Cash  Flows  (unaudited)
          for the three months ended June 30, 2002 and June 30, 2001           5

          Notes  to  Consolidated  Condensed  Financial
          Statements                                                           6-9

     Forward-Looking  Statements                                               10

     Item  2  -  Management's  Discussion  and  Analysis
          of  Financial  Condition  and  Results  of  Operations               11-12


PART  II     -  OTHER  INFORMATION

     Item  1  -  Legal  Proceedings                                            13

     Item  2  -  Changes  in  Securities                                       13

     Item  3  -  Defaults  upon  Senior Securities                             13

     Item  4  -  Submission of Matters to a Vote of Security Holders           13

     Item  5  -  Other  Information                                            13

     Item  6  -  Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                     14

CERTIFICATION OF OFFICERS                                                      15

PART  I,  ITEM  1.  FINANCIAL  STATEMENTS

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  June 30, 2002    March 31, 2002
                                                 ---------------  ----------------
                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
            Cash                                 $        3,139   $           -0-
       Trade accounts receivable                         78,918            97,249
       Inventory                                        129,954           155,240
       Prepaid Expenses                                 244,598           258,844
                                                 ---------------  ----------------
            Total Current Assets                        456,609           511,333
                                                 ---------------  ----------------

OIL AND GAS PROPERTIES, accounted for
 using the full cost method, net of accumulated
 depletion  and depreciation of $73,263
 at June 30, 2002 and $70,698 at
 March 31, 2002
   Proved                                            29,752,988        29,717,499
   Unproved                                             834,579           834,579
                                                 ---------------  ----------------
                                                     30,587,567        30,552,078
                                                 ---------------  ----------------

PROPERTY AND EQUIPMENT, at cost
      Equipment, furniture and fixtures                 279,118           279,118
          Vehicles                                       56,720            56,720
                                                 ---------------  ----------------
                                                        335,838           335,838
 Less accumulated depreciation                         (178,948)         (166,686)
                                                 ---------------  ----------------
                                                        156,890           169,152
                                                 ---------------  ----------------

TOTAL ASSETS                                     $   31,201,066   $    31,232,563
                                                 ===============  ================

See  notes  to  consolidated  condensed  financial  statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       June 30, 2002    March 31, 2002
                                                      ---------------  ----------------
                                                        (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Checks issued in excess of bank balances       $          -0-   $         1,488
 Line of credit                                            2,000,000         2,000,000
 Accounts payable                                            505,804           524,588
 Accrued expenses                                            218,508           207,901
                                                      ---------------  ----------------
            Total Current Liabilities                      2,724,312         2,733,977
                                                      ---------------  ----------------

LONG-TERM LIABILITIES
 Note payable, related party                               2,127,648         2,000,573
                                                      ---------------  ----------------
   Total Liabilities                                       4,851,960         4,734,550
                                                      ---------------  ----------------

SHAREHOLDERS' EQUITY
       Common stock, $0.001 par value,
            125,000,000 shares authorized;
            10,264,059 shares issued and outstanding          10,264            10,264
            Common stock subscribed;  June 30,
                2002-485,813 shares; March 31,
                2002-419,813 shares                          435,333           373,333
 Additional paid-in capital                               35,404,092        35,404,092
 Accumulated deficit                                      (9,423,478)       (9,195,776)
                                                      ---------------  ----------------
                                                          26,426,211        26,591,913
       Deferred compensation and consulting                  (77,105)          (93,900)
                                                      ---------------  ----------------
   Total Shareholders' Equity                             26,349,106        26,498,013
                                                      ---------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $   31,201,066   $    31,232,563
                                                      ===============  ================


See  notes  to  consolidated  condensed  financial  statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                June 30,
                                                                -------
                                                           2002          2001
                                                       ------------  ------------
REVENUES
     Processed meat products                           $    75,459   $   210,583
     Oil sales                                             102,488       241,638
                                                       ------------  ------------
TOTAL REVENUE                                              177,947       452,221
                                                       ------------  ------------

OPERATING COSTS AND EXPENSES
     Processed meat products                                59,592       203,095
     Production and operating                               67,361       146,731
     Selling                                                28,191        58,344
     Depreciation and depletion                             14,828        15,723
     General and administrative                            187,223       178,187
                                                       ------------  ------------
TOTAL OPERATING COSTS AND EXPENSES                         357,195       602,080
                                                       ------------  ------------

LOSS from Operations                                      (179,248)     (149,859)

OTHER INCOME (EXPENSE)
     Interest income                                            36            75
     Interest expense                                      (48,491)      (76,776)
                                                       ------------  ------------

NET LOSS                                               $  (227,703)  $  (226,560)
                                                       ============  ============

Net Loss per Common Share (basic)                      $     (0.02)  $     (0.02)
                                                       ============  ============


Weighted average number of shares outstanding (basic)   10,264,059    10,215,059
                                                       ============  ============


See  notes  to  consolidated  condensed  financial  statements


                           UNITED HERITAGE CORPORATION
          CONSOLIDATED  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          June 30,
                                                          --------
                                                      2002        2001
                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $(227,703)  $(226,560)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                      14,828      15,723
      Deferred compensation and consulting




                                                      16,795      40,369
      Changes in assets and liabilities:
         Accounts receivable                          18,331     (96,720)
         Inventory                                    25,286      (6,218)
         Other current assets                         14,246     (55,056)
         Checks issued in excess of bank balances     (1,488)    (34,883)
         Accounts payable and accrued expenses        (8,177)    111,703
                                                   ----------  ----------
   Net cash used in operating activities            (147,882)   (251,642)
                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to oil and gas properties            (38,054)   (174,056)
      Additions to property and equipment                -0-    (124,102)
                                                   ----------  ----------
   Net cash used in investing activities             (38,054)   (298,158)
                                                   ----------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                       127,075     549,800
      Proceeds from private placement                 62,000         -0-
                                                   ----------  ----------
   Net cash provided by financing activities         189,075     549,800
                                                   ----------  ----------

Increase in cash and cash equivalents
                                                       3,139         -0-

Cash and cash equivalents at beginning of period         -0-         -0-
                                                   ----------  ----------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                             $   3,139   $     -0-
                                                   ==========  ==========

See  notes  to  consolidated  condensed  financial  statements

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2002.

NOTE  2  -  GOING  CONCERN

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

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE  3  -  INVENTORY

     Inventory  consists  of  the  following:

                                                            June 30, March 31,
                                                              2002      2002
                                                            --------  ---------
             Meat held for resale                           $121,567  $122,858
            Oil in tanks                                       8,387    32,382
                                                            --------  --------
                                                            $129,954  $155,240
                                                            --------  --------

NOTE  4  -  OIL  AND  GAS  PROPERTIES

     Capitalized costs related to oil and gas producing activities and related accumulated depletion; depreciation and amortization are as follows:

                                                         JUNE 30,    MARCH 31,
                                                           2002       2002
                                                    ------------  -------------
     Capitalized costs of oil and gas properties:
         Proved                                     $ 29,826,251  $ 29,788,197
         Unproved                                        834,579       834,579
                                                    ------------  -------------
                                                      30,660,830    30,622,776

      Less  accumulated  depletion,  depreciation,
        And amortization                                  73,263        70,698
                                                    ------------  -------------
                                                     $30,587,567   $30,552,078
                                                    ------------  -------------


      Proved  Reserves  are  as  follows:
                                                     Oil (Bbls)       Gas (Mcf)
                                                    =============  ============
        March 31, 2002                                27,656,017     4,802,382
        Extensions, additions and discoveries                -0-           -0-
        Less production for period                        (2,947)      (43,494)
                                                     -----------  -------------
     June 30, 2002                                    27,653,070     4,758,888
                                                    ------------  -------------

NOTE 5 - CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.
Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States and oil and gas purchasers. Receivables from one oil and gas customer and a food industry customer at June 30, 2002 comprised approximately 22% and 35%, respectively, of the trade receivables balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE  6  -  LINE  OF  CREDIT

     The line of credit liability represents amounts drawn under a $2,000,000 revolving credit facility with a financial institution. The credit line matured on April 25, 2002, and is due on demand. It bears interest at one percent above the Wall Street Journal prime rate. The Company's largest shareholder provided collateral for this loan.

NOTE  7  -  NOTE  PAYABLE  TO  RELATED  PARTY

     The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2004, from ALMAC Financial Corporation, a corporation owned by the largest shareholder of the Company. At June 30, 2002 the Company had drawn $2,127,648 under the line of credit.

NOTE  8  -  NET  LOSS  PER  COMMON  SHARE

     Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 2002 and June 30, 2001.

NOTE  9-  INCOME  TAXES

     As of March 31, 2002, the Company had net operating loss carryovers of approximately $6,989,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2019, if not previously utilized.

NOTE  10  -  ESTIMATES

     The preparation of interim financial statements as of June 30, 2002 in conformity with generally accepted accounting principles require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 11 - BUSINESS SEGMENTS

     The Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

SEGMENT INFORMATION:

                                                                      THREE MONTHS ENDED JUNE 30,
                                         ----------------------------------------------------------------------------
                                                                2002                              2001
                                         -----------------------------------------  ---------------------------------
                                             Oil & Gas          Meat       Total    Oil & Gas      Meat       Total
                                         ------------------  ----------  ---------  ----------  ----------  ---------
Revenues from external customers         $         102,488   $  75,459   $177,947   $  241,638  $ 210,583   $452,221
Segment profit (loss)                                8,317     (89,621)   (81,304)      69,505   (116,468)   (46,963)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                    177,947                            452,221
Other revenues                                                                -0-                                -0-
                                                                         ---------                         ----------
Total consolidated revenues                                              $177,947                          $ 452,221
                                                                         =========                         ==========
LOSS
Total profit (loss) for reportable
  segments                                                               $(81,304)                         $ (46,963)
Other profit or loss                                                     (146,399)                          (179,597)
                                                                         ---------                         ----------
Income (loss) before income taxes                                       $(227,703)                         $(226,560)
                                                                         =========                         ==========


                           FORWARD-LOOKING STATEMENTS

     This report by United Heritage Corporation (the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

      - Events that deprive the Company of the services of its Chairman of the Board, Chief Executive Officer and largest shareholder, Walter G. Mize, or that deprive the Company of certain benefits provided by Mr. Mize and his affiliates;

     -    Shifts in consumer buying habits;

     - Changes in prices or the available supply of suitable meat for use in the Company's food products;

     - The occurrence of cash flow shortages that the Company cannot fund through advances by it largest shareholders or other sources;

     - The inability of the Company to find an acceptable transaction or association which allow it to develop or dispose of portions of its business;

     - Reductions in purchases by the Company's principal customer for food products;

     -    Adverse  changes  in  the  prices  for  oil  and  gas;


     -    Inaccuracy  of  the  estimates  of the Company's oil and gas reserves;

     - Ineffectiveness of the recovery methods that the Company plans to use in its oil and gas operations;

     - Other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company;

The Company does not intend to update forward-looking statements.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

MATERIAL  CHANGES  IN  RESULTS  OF  OPERATIONS

          Meat  Products.  Revenues for the Company's meat products were $75,459
          --------------
and $210,583 for the three-month periods ended June 30, 2002,and June 30, 2001, respectively. Sales levels have declined from the prior year three-month period due primarily to a lower volume of meat sold. Marketing efforts continue, as in the prior year, but have not been successful in increasing current customer volume or significant new customers.

          Gross profit from meat products was $15,867 for the three-month period ended June 30, 2002, as compared with $7,488 for the same period last year. The cost of meat products as a percentage of sales was 79% for the three months ended June 30, 2002, as compared to 96% for the three months ended June 30, 2001. The decrease in the cost of meat products over the same period last year is due primarily to changes in product mix and procurement methods.

          Oil  and  Gas.  Gross  sales  of  oil and gas totaled $102,488 for the
          -------------
quarter ended June 30, 2002. Revenues from the sale of oil and gas for the prior year's quarter were $241,638. Revenues have decreased for the current three-month period due primarily to decreases in volume produced and sold. Production costs were $67,361 and $146,731 for the three months ended June 30, 2002 and 2001, respectively, also due to decreased volume. The lack of operating capital has affected the Company's ability to increase production during 2002.

          General.  Selling  expenses  of  $28,191  for  the current quarter are
          -------
decreased as compared to the prior year amount of $58,344. Selling expenses include the outside sales costs and demonstration costs of the meat product lines and have declined along with volume of sales. General and administrative costs have increased to $187,223 for the current year as compared to $178,187 for the prior year quarter, primarily due to higher corporate expenses.

          On a consolidated basis, the Company had a net loss for the current three-month period of $227,703. The comparable result for the quarter ended
June  30,  2001  was  a  net  loss  of  $226,560.

MATERIAL  CHANGES  IN  FINANCIAL  POSITION

     During the first quarter of this fiscal year, the Company applied cash of $147,882 to its operations and $38,054 to investments in the oil and gas operations of its Subsidiaries. An affiliate of the Company's largest shareholder advanced the $127,075 needed for these expenditures. In addition, during the quarter the Company received $62,000 in net proceeds from a private placement. By comparison, the Company's operating activities used $251,642 of cash flow during the three months ended June 30, 2001. Investing activities used cash of $298,158 for the three months ended June 30, 2001, primarily due to additions to oil and gas properties. These 2001 activities were financed with borrowings of $549,800.

     At June 30, 2002, the Company had minimal cash. If internally generated cash flows are not adequate, the Company may have to call upon its largest shareholder and Chief Executive Officer, Walter G. Mize, for additional advances by an entity controlled by him or seek other sources. There can be no assurance that such financing will be obtained.

     During the quarter ended June 30, 2002, Mr. Mize's affiliate advanced $127,075 under a $3 million line of credit. At June 30, 2002, $2,127,648 was drawn on the line of credit. At August 6, 2002, the outstanding balance was $2,140,148, leaving an undrawn balance of $859,852. The Company's other line of credit remains fully drawn.

     The Company is seeking strategic transactions that might involve a sale or assignment of all or a portion of the Company's interests in the oil and gas properties of its Subsidiaries. Management is also considering a disposition of National or its operations.

     The Company's equity capital has shown a decrease of $148,907 since March 31, 2002, the previous fiscal year-end. This decrease is primarily the result of the net loss for the three-month period, offset by the proceeds of the private placement of common stock of $62,000.

     The working capital of the Company was a $2,267,703 deficit for the period ended June 30, 2002, similar to the working capital deficit reported at March 31, 2002. Current assets decreased $54,724 during the current period due to the account receivable and inventory declines. Current liabilities decreased $9,665 primarily due to accounts payable at June 30, 2002.

     Total assets of the Company were $31,201,066 for the period ended June 30, 2002, which is $31,497 less than total assets at the previous year-end. This decrease in total assets is primarily due to accounts receivable and inventory decreases.

7
PART  II  -  OTHER  INFORMATION
-------------------------------

     ITEM  1.  LEGAL  PROCEEDINGS
     -----------------------------

                  None.

     ITEM  2.  CHANGE  IN  SECURITIES
     --------------------------------

                  None.

     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
     --------------------------------------------

                  None.

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     ---------------------------------------------------------------------

                  None.

     ITEM  5.  OTHER  INFORMATION
     -------------------------------

                  None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     -----------------------------------------

         (a)     Exhibits.
                 99.1  Certification  of  Officers

         (b)     Reports  on  Form  8-K

           Date                    Items(s)               Financial
           Filed                  Reported             Statements Included
           ------                 --------             --------------------

        April 15, 2002             Item 9                    None

UNITED HERITAGE CORPORATION
---------------------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED  HERITAGE  CORPORATION


                              By: /s/ Walter G. Mize
                                 ____________________________________
Date:  August 13, 2002        Walter  G.  Mize,  President  and
                              Chief  Executive  Officer


                              By: /s/ Harold L. Gilliam
                                  ___________________________________
Date:  August 13, 2002        Harold  L.  Gilliam,  Chief  Financial
                              Officer  and  Secretary

                                  EXHIBIT 99.1

                            CERTIFICATION OF OFFICERS
                         OF UNITED HERITAGE CORPORATION
                            PURSUANT TO 18 USC   1350



I hereby certify that the accompanying report on Form 10-QSB for the period ended June 30, 2002, and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by United Heritage Corporation fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Walter G. Mize
__________________________________
Walter G. Mize, President
And Chief Executive Officer




/s/ Harold L. Gilliam
__________________________________
Harold L. Gilliam, Secretary
And Chief Financial Officer