Form 10QSB
period 2002-09-30
UNITED HERITAGE CORP
filed 2002-11-14
CIK 354567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One
 [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act  of  1934 for the quarterly period ended September 30, 2002; or

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from __________ to________.

                           Commission File No. 0-9997

                          United Heritage Corporation
                          -----------------------------
               (Exact name of registrant as specified in charter)

     Utah                                           87-0372826
 ---------------------------------       -----------------------------------
(State  or  other  jurisdiction of       (I.R.S. Employer IdentificationNo.)
 incorporation  or  organization)

          2  North  Caddo  Street,  Cleburne,  Texas  76031
          -------------------------------------------------
                    (Address of principal executive offices)

                                 (817) 641-3681
                                ---------------
              (Registrant's telephone number, including area code)

                                    No Change
                                   ----------
     (Former name, former address and former fiscal year if changed since last report)

     The number of shares of common stock, $0.001 par value, outstanding at November 7, 2002, was 10,264,059 shares.

     Transitional  Small  Business  Format
     (Check  one)    yes(   )   no(  x  )

                     UNITED HERITAGE CORPORATION-FORM 10-QSB
                                    CONTENTS

PART  I  -  FINANCIAL  INFORMATION                                Page  Number

   Item  1  -  Financial  Statements

          Consolidated  Condensed  Balance Sheets
          at September 30, 2002(unaudited) and March 31, 2002 (audited)  2 - 3

          Consolidated Condensed Statements of Income (unaudited)
          for the three months and six months ended September 30, 2002
          and September 30, 2001                                         4

          Consolidated Condensed Statements of Cash Flows (unaudited)
          for the six months ended September 30, 2002 and September 30,
          2001                                                           5

          Notes to Consolidated Condensed Financial
          Statements                                                     6-9

     Forward-Looking  Statements                                         10

     Item  2  -  Management's  Discussion  and  Analysis
          of  Financial  Condition  and  Results  of  Operations         11-12

     Item  3  -  Controls  and  Procedures                               13

PART  II  -  OTHER  INFORMATION

Item  1  -Legal  Proceedings                                             13

Item  2-  Changes  in  Securities                                        13

Item  3  -  Defaults  upon  Senior Securities                            13

     Item  4-  Submission of Matters to a Vote of Security Holders       13

Item  5-  Other  Information                                             13

Item 6- Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                               15

OFFICER  CERTIFICATES                                                    16-17

PART  I,  ITEM  1.  FINANCIAL  STATEMENTS




                          UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 SEPTEMBER 30,   MARCH 31,
2002
                                                  ------------  ------------
                                                  (UNAUDITED)

ASSETS
CURRENT ASSETS
            Cash                                  $     5,797   $       -0-
       Trade accounts receivable                       73,472        97,249
       Inventory                                      182,310       155,240
       Prepaid expenses                               208,812       258,844
                                                  ------------  ------------
            Total Current Assets                      470,391       511,333
                                                  ------------  ------------

OIL AND GAS PROPERTIES, accounted for
 using the full cost method, net of accumulated
 Depletion  and depreciation of $75,730
 at September 30, 2002 and $70,698 at
 March 31, 2002
   Proved                                          29,779,249    29,717,499
   Unproved                                           834,579       834,579
                                                  ------------  ------------
                                                   30,613,828    30,552,078
                                                  ------------  ------------

PROPERTY AND EQUIPMENT, at cost
      Equipment, furniture and fixtures               279,118       279,118
          Vehicles                                     56,720        56,720
                                                      335,838       335,838
                                                  ------------  ------------
 Less accumulated depreciation                       (191,211)     (166,686)
                                                      144,627       169,152
                                                  ------------  ------------

TOTAL ASSETS                                      $31,228,846   $31,232,563
                                                  ============  ============


See  notes  to  consolidated  condensed  financial  statements



                          UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     SEPTEMBER 30, 2002         MARCH 31,
                                                                                  2002
                                                     ------------------      ---------------
                                                      (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Checks issued in excess of bank balances       $       -0-             $     1,488
 Line of credit                                         2,000,000               2,000,000
 Accounts payable                                         545,392                 524,588
 Accrued expenses                                         141,329                 207,901
                                                      -----------------       --------------
            Total Current Liabilities                   2,686,721               2,733,977
                                                      -----------------       --------------

LONG-TERM LIABILITIES
 Note payable, related party                            2,235,645               2,000,573
                                                      -----------------       --------------
   Total Liabilities                                    4,922,366               4,734,550
                                                      -----------------       --------------

SHAREHOLDERS' EQUITY
       Common stock, $0.001 par value,
            125,000,000 shares authorized;
            10,264,059 shares issued and outstanding       10,264                  10,264
            Common stock subscribed;  September 30,
                2002-498,313 shares; March 31,
                2002-419,813 shares                       446,833                 373,333
 Additional paid-in capital                            35,404,092              35,404,092
 Accumulated deficit                                   (9,490,711)             (9,195,776)
                                                      -----------------       --------------
                                                       26,370,478              26,591,913
       Deferred compensation and consulting               (63,998)                (93,900)
                                                      -----------------       --------------
   Total Shareholders' Equity                          26,306,480              26,498,013
                                                      -----------------       --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $31,228,846             $31,232,563
                                                      =================       ==============

See  notes  to  consolidated  condensed  financial  statements

                                       UNITED HERITAGE CORPORATION
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                       THREE MONTHS ENDED        SIX  MONTHS  ENDED
                                                          SEPTEMBER  30,             SEPTEMBER  30,

                                                      2002          2001          2002          2001
                                                  ------------  ------------  ------------  ------------

REVENUES
     Processed meat products                      $    35,438   $   120,836   $   110,897   $   331,419
     Oil sales                                         85,220       104,362       187,708       346,000
                                                  ------------  ------------  ------------  ------------
TOTAL REVENUE                                         120,658       225,198       298,605       677,419
                                                  ------------  ------------  ------------  ------------

OPERATING COSTS AND EXPENSES
     Processed meat products                           34,830       107,803        94,422       310,898
     Production and operating                          48,694       162,777       116,055       309,508
     Selling                                         (100,672)       70,864       (72,481)      129,208
     Depreciation and depletion                        14,730        16,497        29,558        32,220
     General and administrative                       137,436       166,298       324,659       344,485
                                                  ------------  ------------  ------------  ------------
TOTAL OPERATING COSTS AND EXPENSES                    135,018       524,239       492,213     1,126,319
                                                  ------------  ------------  ------------  ------------

LOSS from Operations                                  (14,360)     (299,041)     (193,608)     (448,900)

OTHER INCOME (EXPENSE)
     Interest income                                        5             6            41            81
     Interest expense                                 (52,877)      (55,743)     (101,368)     (132,519)
                                                  ------------  ------------  ------------  ------------
NET LOSS                                          $   (67,232)  $  (354,778)  $  (294,935)  $  (581,338)
                                                  ============  ============  ============  ============
Net Loss per Common Share (basic)                 $     (0.01)  $     (0.03)  $     (0.03)  $     (0.06)
                                                  ============  ============  ============  ============
Weighted average number of common shares (basic)   10,264,059    10,215,059    10,264,059    10,215,059
                                                  ============  ============  ============  ============

See  notes  to  consolidated  condensed  financial  statements


                           UNITED HERITAGE CORPORATION
          CONSOLIDATED  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                        SEPTEMBER 30,
                                                        -------------

                                                      2002        2001
                                                   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $(294,935)  $(581,338)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                      29,558      32,220
      Deferred compensation and consulting




                                                      29,902      80,738
      Changes in assets and liabilities:
         Accounts receivable                          23,777     145,839
         Inventory                                   (27,070)     (2,996)
         Other current assets                         50,032     (46,398)
         Checks issued in excess of bank balances     (1,488)   (109,103)
         Accounts payable and accrued expenses       (45,768)    116,649
                                                   ----------  ----------
   Net cash used in operating activities            (235,992)   (364,389)
                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to oil and gas properties            (66,783)   (235,098)
      Additions to property and equipment                -0-    (126,983)
                                                   ----------  ----------
   Net cash used in investing activities             (66,783)   (362,081)
                                                   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                       235,072     726,470
      Proceeds from private placement                 73,500         -0-
                                                   ----------  ----------
   Net cash provided by financing activities         308,572     726,470
                                                   ----------  ----------

Increase in cash and cash equivalents
                                                       5,797         -0-

Cash and cash equivalents at beginning of period         -0-         -0-
                                                   ----------  ----------
CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                             $   5,797   $     -0-
                                                   ==========  ==========

See  notes  to  consolidated  condensed  financial  statements

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete consolidated financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2002.

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

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


NOTE  3  -  INVENTORY

     Inventory  consists  of  the  following:
                                                             SEPTEMBER  30,          MARCH  31,
2002
                                                             -------------           -----------
                                       Meat held for resale  $163,723                 $122,858
                                       Oil in tanks            18,587                   32,382
                                                             -------------           -----------
                                                             $182,310                 $155,240
                                                             -------------           -----------



NOTE  4  -  OIL  AND  GAS  PROPERTIES

     Capitalized costs related to oil and gas producing activities and related accumulated depletion; depreciation and amortization are as follows:

                                                            SEPTEMBER 30,   MARCH 31,
                                                                2002          2002
                                                            ------------  -----------
             Capitalized costs of oil and gas properties:
                 Proved                                     $29,854,979   $29,788,197
                 Unproved                                       834,579       834,579
                                                            ------------  ------------
                                                             30,689,558    30,622,776
              Less accumulated depletion, depreciation,
                 and amortization                                75,730        70,698
                                                            ------------  ------------
                                                            $30,613,828   $30,552,078
                                                            ============  ============

Proved Reserves are as follows:
                                                             Oil (Bbls)     Gas (Mcf)
                                                            ------------  ------------
               March 31, 2002                                27,656,017     4,802,382
                 Extensions, additions and discoveries              -0-           -0-
                 Less production for period                      (5,922)      (85,082)
                                                            ------------  ------------
                September 30, 2002                           27,650,095     4,717,300
                                                            ============  ============



NOTE  5  -  CONCENTRATION  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.
Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States and oil and gas purchasers. Receivables from one oil and gas customer and a food industry customer at September 30, 2002 comprised approximately 21% and 21%, respectively, of the trade receivables balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

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

NOTE  7  -  NOTE  PAYABLE  TO  RELATED  PARTY

     The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2004, from ALMAC Financial Corporation, a corporation owned by the largest shareholder of the Company. At September 30, 2002 the Company had drawn $2,235,645 under the line of credit.

NOTE  8  -  NET  LOSS  PER  COMMON  SHARE

     Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended September 30, 2002 and September 30, 2001.

NOTE  9-  INCOME  TAXES

     As of March 31, 2002, the Company had net operating loss carryovers of approximately $6,989,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2019, if not previously utilized.

NOTE  10  -  ESTIMATES

     The preparation of interim consolidated financial statements as of September 30, 2002 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  11  -  2002  CONSULTANT  EQUITY  PLAN

During August the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE  12  -  BUSINESS  SEGMENTS

     The company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

SEGMENT  INFORMATION:



                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------
                                                           2002                          2001
                                         ----------------------------------  ---------------------------------
                                         Oil & Gas     Meat        Total     Oil & Gas    Meat       Total
                                         ----------  ----------  ----------  ----------  ---------  ----------

Revenues from external customers         $  85,220   $  35,438   $  120,658  $104,362   $ 120,836   $ 225,198
Segment profit (loss)                       11,490      42,324       53,814   (45,577)   (132,885)   (178,462)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                              120,658                            225,198
Other revenues                                                          -0-                                -0-
                                                                  ---------                          ---------
Total consolidated revenues                                       $ 120,658                          $ 225,198
                                                                  =========                          =========
LOSS
Total profit (loss) for reportable
  segments                                                        $  53,814                          $(178,462)
Other profit or (loss)                                             (121,046)                          (176,316)
                                                                  ----------                         ----------
Income (loss) before income taxes                                 $ (67,232)                         $(354,778)
                                                                  ==========                         ==========




                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------
                                                           2002                          2001
                                         ----------------------------------  ---------------------------------
                                         Oil & Gas     Meat        Total     Oil & Gas    Meat       Total
                                         ----------  ----------  ----------  ----------  ---------  ----------


Revenues from external customers         $187,708   $ 110,897   $  298,605   $346,000     $ 331,419  $ 667,419
Segment profit (loss)                      19,807     (47,297)     (27,490)    23,928      (249,353)  (225,425)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                             298,605                             677,419
Other revenues                                                         -0-                                 -0-
                                                                 ---------                          ----------
Total consolidated revenues                                        298,605                          $  677,419
                                                                 =========                          ==========
LOSS
Total profit (loss) for reportable
  Segments                                                        (27,490)                          $(225,425)
Other profit or (loss)                                           (267,445)                           (355,913)
                                                                ----------                          ----------
Income (loss) before income taxes                               $(294,935)                          $(581,338)
                                                                ==========                          ==========


                           FORWARD-LOOKING STATEMENTS

     This report by United Heritage Corporation (the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan,""forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially than those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

          Events that deprive the Company of the services of its Chairman of the Board, Chief Executive Officer and largest shareholder, Walter G. Mize, or that deprive the Company of certain benefits provided by Mr. Mize and his affiliates;

          Shifts in consumer buying habits;

          Changes in prices or the available supply of suitable meat for use in the Company's food products;

          The occurrence of cash flow shortages that the Company cannot fund through advances by it largest shareholders or other sources;

          The inability of the Company to find an acceptable transaction or association which allows it to develop or dispose of portions of its business;

          Reductions in purchases by the Company's principal customer for food products;

          Adverse  changes  in  the  prices  for  oil  and  gas;

          Inaccuracy  of  the  estimates  of the Company's oil and gas reserves;

          Ineffectiveness of the recovery methods that the Company plans to use in its oil and gas operations;

          Other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company;

The  Company  does  not  intend  to  update  forward-looking  statements.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

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

MATERIAL  CHANGES  IN  RESULTS  OF  OPERATIONS

     MEAT PRODUCTS. Revenues for the Company's meat products were $35,438 and $110,897 for the quarter and six-month periods ended September 30, 2002, respectively. Revenues for the quarter and six-month periods for the prior year were $120,836 and $331,419. Sales levels have declined from the prior year periods due primarily to a lower volume of meat sold. Marketing efforts have not been successful in increasing customer volume or significant new customers. Sales of the Company's meat products are made to a single customer.

     GROSS PROFIT from meat products was $16,475 for the six-month period ended September 30, 2002, as compared with $20,521 gross profit for the same period last year. The cost of meat products as a percentage of sales was 85% for the six months ended September 30, 2002 as compared to 94% for the six months ended September 30, 2001. The decrease in the cost of meat products as a percentage of sales as compared to the same period last year is due primarily to changes in product mix and procurement methods.

     OIL AND GAS. Gross sales of oil and gas were $85,220 and $187,708 for the quarter and six-months ended September 30, 2002, respectively. Revenues from the sale of oil and gas for the prior year periods were $104,362 and $346,000, respectively. Revenues have decreased for the current year due to decreases in volume produced and sold. Production costs were $116,055 and $309,508 for the six months ended September 30, 2002 and 2001, respectively. Production costs have declined along with revenue as compared to the prior year. The lack of operating capital has affected the Company's ability to increase production during 2002.

     SELLING, GENERAL & ADMINISTRATIVE. Selling expenses for the current quarter and six-month periods have decreased as compared to the prior year amounts due to the reversal of previously accrued compensation. The reversal was necessary due to the forfeiture of stock compensation under an employment contract. As a result, the selling expenses are a negative $100,672 and $72,481 for the quarter and six-month periods ended September 30, 2002. For the prior year the selling expenses were $70,864 and $129,208 for the quarter and six-month period, respectively.

     General and administrative expenses have declined slightly for the current year periods as compared to the prior year due to lower financial services fees offset somewhat by increased legal costs.

     On a consolidated basis, the Company had a net loss for the current six-month period of $294,935 as compared to the net loss of $581,338 for the six months ended September 30, 2001. The primary reason for the change from 2001 to 2002 was the reduced expenses and costs, previously mentioned, including decreased interest and depletion costs.

     During the six months ended September 30, 2002, the Company applied cash of $235,992 to its operations and $66,783 to investments in the oil and gas operations of its Subsidiaries. An affiliate of the Company's largest shareholder advanced the $235,072 needed for these expenditures. In addition, during the six-month period, the Company received $73,500 in net proceeds from a private placement. By comparison, the Company's operating activities used $364,389 of cash flow during the six months ended September 30, 2001. Investing activities used cash of $362,081 for the six months ended September 30, 2001, representing additions to oil and gas properties and equipment.

     At September 30, 2002, the Company had minimal cash. When internally generated cash flows are not adequate for all company purposes, the Company has to call upon its largest shareholder and Chief Executive Officer, Walter G. Mize, for additional advances by an entity controlled by him or seek other sources. There can be no assurance that such financing will be obtained.

     During the six months ended September 30, 2002, Mr. Mize's affiliate advanced $235,072. This line of credit is secured by substantially all of the Company's and Subsidiaries' assets. At September 30, 2002, $2,235,645 was advanced under the line of credit. At November 7, 2002, the outstanding balance was $2,360,119, leaving $639,881 available. The Company's other line of credit remains fully drawn.

     The Company is seeking strategic transactions that might involve a sale or assignment of all or a portion of the Company's interests in the oil and gas properties of its Subsidiaries. Management is also considering a disposition of National or it's operations.

     The Company equity capital has shown a decrease of $191,533 since March 31, 2002, the previous fiscal year-end. This decrease is primarily the result of the net loss for the six-month period, offset by the net proceeds of the private placement of common stock of $73,500.

     The working capital of the Company was a $2,216,330 deficit for the period ended September 30, 2002, similar to the working capital deficit reported at March 31, 2002. Current assets decreased $40,942 during the current period due primarily to reduced prepaid expenses. Current liabilities decreased $47,256, primarily due to decreased accrued expenses.

     Total assets of the Company were $31,228,846 for the period ended September 30, 2002, which is similar to total assets at the previous year end of $31,232,563.

PART  I,  ITEM  3.  CONTROLS  AND  PROCEDURES
---------------------------------------------

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART  II  -  OTHER  INFORMATION
-------------------------------

     ITEM  1.      LEGAL  PROCEEDINGS
     --------     -------------------

     NATIONAL HERITAGE SALES CORPORATION, A SUBSIDIARY OF UNITED HERITAGE CORPORATION V. MARK CHURCH AND M.C. DEVELOPMENT, LLC, Case No. 200200451 filed in the District Court of the 249th Judicial District of Johnson County, Texas. This case was filed on September 30, 2002. National Heritage Sales Corporation ("NHSC") alleges that its former President, Mark Church, and his wholly-owned company, M.C. Development, LLC, wrongfully converted money paid to NHSC and committed other alleged acts which resulted in a breach of fiduciary duty to NHSC. NHSC also alleges that Mr. Church signed an employment agreement with an NHSC employee without authorization to do so. NHSC has asked the court to return the money wrongfully converted, for damages that may be incurred due to Mr. Church's wrongful conduct, and for indemnity for any money that may be recovered by the employee pursuant to the employment agreement.

     ITEM  2.  CHANGE  IN  SECURITIES
     --------------------------------

               None.

     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
     --------------------------------------------

               None.

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     ---------------------------------------------------------------------

               None.

     ITEM  5.       OTHER  INFORMATION
     --------     --------------------

     In August and September 2002 the Company determined that approximately $18,518.14 in funds belonging to National Heritage Sales Corporation had been deposited into a bank account over which National Heritage Sales Corporation had no control. National Heritage Sales Corporation terminated the services of Mr. Mark Church, its President, based on this information. National Heritage Sales Corporation has filed an action against Mr. Church for recovery of this money.

The discovery of this matter will not impact the validity of financial statements previously filed with the Securities and Exchange Commission.

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
     -----------------------------------------------

(a)     Exhibits.



(b)     Reports  on  Form  8-K
          None

UNITED  HERITAGE  CORPORATION
-----------------------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED  HERITAGE  CORPORATION


                                            By:/s/ Walter  G.  Mize
                                              -------------------------------
Date:                                         Walter  G.  Mize,  President and
                                              Chief  Executive  Officer


                                            By:/s/ Harold  L.  Gilliam
                                              ---------------------------------
Date:                                         Harold L. Gilliam, Chief Financial
                                              Officer  and  Secretary

                                  CERTIFICATION
                      Pursuant to 18 U.S. C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I,  Walter  G.  Mize,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of United Heritage Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the Company's Board of Directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Walter  G.  Mize
-----------------------------------------               November  13,  2002
Walter  G.  Mize
President  and  Chief  Executive  Officer

                                  CERTIFICATION
                      Pursuant to 18 U.S. C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I,  Harold  L.  Gilliam,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of United Heritage Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the Company's Board of Directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Harold  L.  Gilliam
------------------------------------------               November  13,  2002
Harold  L.  Gilliam
Secretary  and  Chief  Financial  Officer

November  13,  2002


Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.
Washington,  D.C.  20549


Re:  Certification  Required  Under  Section  906  of Sarbanes-Oxley Act of 2002

In connection with the accompanying report on Form 10-QSB for the period ended September 30, 2002, and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harold L. Gilliam, CFO of United Heritage Corporation (the "Company"), hereby certify that:

      1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


United  Heritage  Corporation



/s/ Harold  L.  Gilliam
_______________________
Harold  L.  Gilliam
Chief  Financial  Officer

November  13,  2002


Securities  and  Exchange  Commission
450  Fifth  Street,  N.W.
Washington,  D.C.  20549


Re:  Certification  Required  Under  Section  906  of Sarbanes-Oxley Act of 2002

In connection with the accompanying report on Form 10-QSB for the period ended September 30, 2002, and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Walter G. Mize, CEO of United Heritage Corporation (the "Company"), hereby certify that:

      1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


United  Heritage  Corporation

/s/ Walter  G.  Mize
_______________________
Walter  G.  Mize
Chief  Executive  Officer