Form 10QSB
period 2002-12-31
UNITED HERITAGE CORP
filed 2003-02-13
CIK 354567

                             UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of  1934  for  the  transition  period  from  ________  to  ___________.

                           Commission File No. 0-9997

                           United Heritage Corporation
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

         Utah                                           87-0372826
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                   2 North Caddo Street, Cleburne, Texas 76031
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (817) 641-3681
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

     The number of shares of common stock, $0.001 par value, outstanding at February 7, 2003, was 10,264,059 shares.

         Traditional Small Business Format
         (Check one)    yes(   )   no( x )

                    UNITED HERITAGE CORPORATION--FORM 10-QSB
                                    CONTENTS

Part I - Financial Information                                                    Page Number

           Item 1 - Financial Statements

                  Consolidated Condensed Balance Sheets
                  at December 31, 2002(unaudited) and March 31, 2002 (audited)        2 - 3

                  Consolidated Condensed Statements of Income (unaudited) for the three months and nine months ended December 31, 2002
                       and December 31, 2001                                          4

                  Consolidated Condensed Statements of Cash Flows (unaudited)
                  for the nine months ended December 31, 2002 and December 31,
                       2001                                                           5

                  Notes to Consolidated Condensed Financial
                  Statements                                                          6-9

           Forward-Looking Statements                                                10

           Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                   11-13

           Item 3 - Controls and Procedures                                          13

Part II  - Other Information

           Item 1 -Legal Proceedings                                                 13

           Item 2- Changes in Securities                                             13

           Item 3 - Defaults upon Senior Securities                                  13

           Item 4- Submission of Matters to a Vote of Security Holders               13

           Item 5- Other Information                                                 13

           Item 6- Exhibits and Reports on Form 8-K                                  14

Signatures                                                                           15

Officer Certificates                                                                 16-18


Part I, Item 1.  Financial Statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              December 31,            March 31,
                                                                                  2002                   2002
                                                                         ----------------------- ---------------------
                                                                               (UNAUDITED)

ASSETS

CURRENT ASSETS
         Cash                                                            $               13,516            $      -0-
         Trade accounts receivable                                                       65,571                97,249
         Inventory                                                                      182,258               155,240
         Prepaid expenses                                                               236,017               258,844
                                                                         ----------------------- ---------------------
                  Total Current Assets                                                  497,362               511,333
                                                                         ----------------------- ---------------------

OIL AND GAS PROPERTIES, accounted for using the full cost method, net of accumulated depletion and depreciation of $78,242 at December 31, 2002 and $70,698 at March 31, 2002
                  Proved                                                             29,800,784            29,717,499
                  Unproved                                                              834,579               834,579
                                                                         ----------------------- ---------------------
                                                                                     30,635,363            30,552,078
                                                                         ----------------------- ---------------------

PROPERTY AND EQUIPMENT, at cost
         Equipment, furniture and fixtures                                              279,118               279,118
         Vehicles                                                                        56,720                56,720
                                                                         ----------------------- ---------------------
                                                                                        335,838               335,838
         Less accumulated depreciation                                                 (203,475 )            (166,686)
                                                                         ----------------------- ---------------------
                                                                                        132,363               169,152
                                                                         ----------------------- ---------------------

TOTAL ASSETS                                                                     $   31,265,088         $  31,232,563
                                                                         ======================= =====================


                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              December 31,           March 31,
                                                                                  2002                  2002
                                                                          --------------------- ---------------------
                                                                              (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Checks issued in excess of bank balances                         $                -0-  $              1,488
         Line of credit                                                              2,000,000             2,000,000
         Accounts payable                                                              591,210               524,588
         Accrued expenses                                                              187,459               207,901
                                                                          --------------------- ---------------------
                  Total Current Liabilities                                          2,778,669             2,733,977
                                                                          --------------------- ---------------------

LONG-TERM LIABILITIES
         Note payable, related party                                                 2,383,619             2,000,573
                                                                          --------------------- ---------------------
                  Total Liabilities                                                  5,162,288             4,734,550
                                                                          --------------------- ---------------------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value,
                  125,000,000 shares authorized;
                  10,264,059 shares issued and outstanding                              10,264                10,264
            Common stock subscribed; December 31,
                2002-498,313 shares; March 31,
                2002-419,813 shares                                                    445,833               373,333
         Additional paid-in capital                                                 35,404,092            35,404,092
         Accumulated deficit                                                        (9,701,392)           (9,195,776)
                                                                          --------------------- ---------------------
                                                                                    26,158,797            26,591,913
         Deferred compensation and consulting                                          (55,997)              (93,900)
                                                                          --------------------- ---------------------
                  Total Shareholders' Equity                                        26,102,800            26,498,013
                                                                          --------------------- ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  31,265,088         $  31,232,563
                                                                          ===================== =====================





See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                 December 31,                            December 31,
                                                            2002               2001                2002               2001
                                                            ----               ----                ----               ----

REVENUES
     Processed meat products                          $         -        $          79,230  $          110,897  $         410,649
     Oil sales                                                   96,918             86,318             284,626            432,318
                                                      ------------------ ------------------ ------------------- ------------------
TOTAL REVENUE                                                    96,918            165,548             395,523            842,967
                                                      ------------------ ------------------ ------------------- ------------------

OPERATING COSTS AND EXPENSES
     Processed meat products                                      1,893             69,349              96,315            380,247
     Production and operating                                    64,552            118,235             180,607            427,743
     Selling                                                      4,863             27,045             (67,618)           156,253
     Depreciation and depletion                                  14,776             17,638              44,334             49,858
     General and administrative                                 162,351            153,823             487,010            498,308
                                                      ------------------ ------------------ ------------------- ------------------
TOTAL OPERATING COSTS AND EXPENSES                              248,435            386,090             740,648          1,512,409
                                                      ------------------ ------------------ ------------------- ------------------

LOSS from Operations                                           (151,517)          (220,542)           (345,125)          (669,442)

OTHER INCOME (EXPENSE)
     Interest income                                                 18                 20                  59                101
     Interest expense                                           (59,182)           (68,820)           (160,550)          (201,339)
                                                      ------------------ ------------------ ------------------- ------------------

NET LOSS                                              $        (210,681) $        (289,342) $         (505,616) $         (870,680)
                                                      ================== ================== =================== ==================

Net Loss per Common Share (basic)                     $           (0.02) $           (0.03) $            (0.05) $           (0.09)
                                                      ================== ================== =================== ==================

Weighted average number of common shares (basic)             10,264,059         10,215,059          10,264,059         10,215,059
                                                      ================== ================== =================== ==================



See notes to consolidated condensed financial statements



Part I, Item 1.  Financial Statements--Continued

                                           UNITED HERITAGE CORPORATION
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                         NINE MONTHS ENDED
                                                                                            December 31,
                                                                                            ------------
                                                                                       2002              2001
                                                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                  $        (505,616)  $       (870,680)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                                                        44,334             49,858
      Deferred compensation and consulting                                              37,903            121,106





      Changes in assets and liabilities:
         Accounts receivable                                                            31,678            170,118
         Inventory                                                                     (27,018)            (4,996)
         Other current assets                                                           22,828            (70,471)
         Checks issued in excess of bank balances                                       (1,488)          (117,369)
         Accounts payable and accrued expenses                                          46,179            228,471
                                                                            ------------------- ------------------
   Net cash used in operating activities                                              (351,200)          (493,963)
                                                                            ------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to oil and gas properties                                              (90,830)          (252,405)
      Additions to property and equipment                                                  -0-           (124,102)
                                                                            ------------------- ------------------
   Net cash used in investing activities                                               (90,830)          (376,507)
                                                                            ------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                                                         383,046            870,470
      Proceeds from private placement                                                   72,500                -0-
                                                                            ------------------- ------------------
   Net cash provided by financing activities                                           455,546            870,470
                                                                            ------------------- ------------------

Increase in cash and cash equivalents                                                   13,516                -0-


Cash and cash equivalents at beginning of period                                           -0-                -0-
                                                                            ------------------- ------------------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                      $           13,516          $     -0-
                                                                            =================== ==================



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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2002.

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

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 3 - INVENTORY

         Inventory consists of the following:

                                                           December 31,              March 31,
                                                               2002                     2002
                                                       ----------------------   ---------------------
                                 Meat held for resale  $             163,723    $            122,858

                                 Oil in tanks                         18,535                  32,382
                                                       ----------------------   ---------------------
                                                       $             182,258    $            155,240
                                                       ======================   =====================

NOTE 4  - OIL AND GAS PROPERTIES

     Capitalized costs related to oil and gas producing activities and related accumulated depletion; depreciation and amortization are as follows:

                                                                             December 31,              March 31,
                                                                                 2002                     2002
                                                                         ----------------------   ---------------------
              Capitalized costs of oil and gas properties:
                 Proved                                                          $  29,879,026           $  29,788,197
                 Unproved                                                              834,579                 834,579
                                                                         ----------------------   ---------------------
                                                                                    30,713,605              30,622,776
              Less accumulated depletion, depreciation,
                 and amortization                                                       78,242                  70,698
                                                                         ----------------------   ---------------------
                                                                                 $  30,635,363           $  30,552,078
                                                                         ======================   =====================

Proved Reserves are as follows:
                                                                               Oil (Bbls)              Gas (Mcf)
                                                                           --------------------   -----------------------
                March 31, 2002                                                      27,656,017               4,802,382
                  Extensions, additions and discoveries                                    -0-                     -0-
                  Less production for period (nine months)                              (8,755)               (122,022)
                                                                           --------------------   -----------------------
                December 31, 2002                                                   27,647,262               4,680,360
                                                                           ====================   =======================

NOTE 5 - CONCENTRATION OF CREDIT RISK

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating in the United States and oil and gas purchasers. Receivables from one oil and gas customer and a food industry customer at December 31, 2002 comprised approximately 21% and 14%, respectively, of the trade receivables balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

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

NOTE 7 - NOTE PAYABLE TO RELATED PARTY

     The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2004, from ALMAC Financial Corporation, a corporation owned by the largest shareholder of the Company. At December 31, 2002 the Company had drawn $2,383,619 under the line of credit.

NOTE 8 - NET LOSS PER COMMON SHARE

     Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 2002 and December 31, 2001.

NOTE 9- INCOME TAXES

     As of March 31, 2002, the Company had net operating loss carryovers of approximately $6,989,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2019, if not previously utilized.

NOTE 10 - ESTIMATES

     The preparation of interim consolidated financial statements as of December 31, 2002 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 11 - 2002 CONSULTANT EQUITY PLAN

In August 2002 the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction.

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

SEGMENT INFORMATION:


                                                                THREE MONTHS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------
                                                         2002                                    2001
                                         -------------------------------------- ---------------------------------------
                                            Oil & Gas        Meat       Total       Oil & Gas        Meat      Total
                                            ---------        -----      -----       ---------        ----      -----

Revenues from external customers            $ 96,918     $    -0-      $96,918       $86,318      $79,230     $165,548

Segment profit (loss)                          9,727     (65,198)      (55,471)      (37,221)     (87,611)    (124,832)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                $ 96,918                               $ 165,548
Other revenues                                                             -0-                                     -0-
                                                                   ------------                            ------------
Total consolidated revenues                                            $96,918                                $165,548
                                                                   ============                            ============

LOSS
Total profit (loss) for reportable
  segments                                                           $ (55,471)                             $ (124,832)
Other profit or (loss)                                                (155,210)                               (164,510)
                                                                   ------------                            ------------
Income (loss) before income taxes                                   $ (210,681)                             $ (289,342)
                                                                   ============                            ============


                                                                 NINE MONTHS ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------------
                                                          2002                                   2001
                                         ------------------------------------------------------------------------------
                                            Oil & Gas        Meat       Total       Oil & Gas        Meat      Total
                                            ---------        -----      -----       ---------        ----      -----
Revenues from external customers           $ 284,626     $110,897     $ 395,523     $432,318     $410,649     $842,967
Segment profit (loss)                         29,536     (112,495)      (82,959)     (13,171)    (336,964)    (350,135)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                $ 395,523                               $842,967
Other revenues                                                              -0-                                    -0-
                                                                     -----------                           ------------
Total consolidated revenues                                           $ 395,523                               $842,967
                                                                     ===========                           ============

LOSS
Total profit (loss) for reportable
  segments                                                            $ (82,959)                            $ (350,135)
Other profit or (loss)                                                 (422,657)                              (520,545)
                                                                     -----------                           ------------
Income (loss) before income taxes                                     $(505,616)                            $ (870,680)
                                                                     ===========                           ============

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

     o    Shifts in consumer buying habits;

     o Changes in prices or the available supply of suitable meat for use in the Company's food products;

     o The occurrence of cash flow shortages that the Company cannot fund through advances by its largest shareholders or other sources;

     o The inability of the Company to find an acceptable transaction or association which would allow it to develop or dispose of portions of its business;

     o Reductions in purchases by the Company's principal customer for food products;

     o    Adverse changes in the prices for oil and gas;

     o    Inaccuracy of the estimates of the Company's oil and gas reserves;

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

Part I, Item 2. Management's  Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------------
Results of Operations
---------------------

General

     United Heritage Corporation has its principal office in Cleburne, Texas, and operates its business through its wholly owned subsidiaries, National Heritage Sales Corporation ("National"), UHC Petroleum Corporation ("Petroleum"), UHC Petroleum Services Corporation ("Services"), and UHC New Mexico Corporation ("New Mexico") (collectively, the "Subsidiaries"). Our subsidiaries conduct business in two segments. Through National, the Company engages in operations in the meat industry by supplying meat products to grocery store chains for retail sale to consumers. The Company's other subsidiaries are engaged in activities related to the oil and gas industry. Petroleum is the holder of oil and gas interests in South Texas that produce from the Val Verde Basin. New Mexico holds properties in the southeastern New Mexico portion of the Permian Basin.

Material Changes in Results of Operations

     Meat  Products.  There were no revenues for the Company's meat products for
     ---------------
the current quarter. Revenues were $110,897 for the nine-month period ended December 31, 2002. Revenues for the quarter and nine-month periods for the prior year were $79,230 and $410,649. Sales levels have declined from the prior year periods due primarily to a lower volume of meat sold. Marketing efforts have not been successful in increasing customer volume or significant new customers.

     In August and September 2002 the Company determined that $18,518.14 in funds belonging to National had been deposited into a bank account over which National had no control. The funds have been recovered by National. National terminated the services of Mr. Mark Church, its President, and filed an action against Mr. Church for various alleged acts of wrongdoing, including breach of fiduciary duty. National is in the process of reorganizing its management.

     Gross profit from meat products was $14,582 for the nine-month period ended December 31, 2002, as compared with $30,402 gross profit for the same period last year. The cost of meat products as a percentage of sales was 87% for the nine months ended December 31, 2002 as compared to 92% for the nine months ended December 31, 2001. This decrease is due primarily to changes in product mix and procurement methods.

     Oil and Gas.  Gross sales of oil and gas were  $96,918 and $284,626 for the
     -----------
quarter and nine-months ended December 31, 2002, respectively. Revenues from the sale of oil and gas for the prior year periods were $86,318 and $432,318, respectively. Production costs were $180,607 and $427,743 for the nine months ended December 31, 2002 and 2001, respectively. Production costs have declined as compared to the prior year due to a lower unit production of oil and gas in the current periods. Sales prices have generally improved in the current periods. The lack of operating capital has affected the Company's ability to increase production during 2002.

Selling, General & Administrative.  Selling expenses for the current quarter and
----------------------------------
nine-month periods have decreased as compared to the prior year due to the reversal of previously accrued compensation. The reversal was necessary due to the forfeiture of stock compensation under an employment contract. As a result, selling expenses were $4,863 and a negative $67,618 for the quarter and nine-month periods ended December 31, 2002. For the prior year, selling expenses were $27,045 and $156,253 for the quarter and nine-month periods, respectively.

     General and administrative expenses for the nine-month period ended December 31, 2002 have remained at approximately the same levels as they were for the nine-month period ended December 31, 2001.

     On a consolidated basis, the Company had a net loss for the current nine-month period of $505,616 as compared to the net loss of $870,680 for the nine-month period ended December 31, 2001. The primary reason for the decrease in net loss was reduced expenses and costs, as described above, including decreased interest and depletion costs.

     During the nine month period ended December 31, 2002, the Company applied cash of $351,200 to its operations and $90,830 to investments in the oil and gas operations of its Subsidiaries. An affiliate of the Company's largest shareholder advanced funds in the amount of $383,046 to pay for these expenditures. In addition, during the nine-month period ended December 31, 2002, the Company received $72,500 in net proceeds from a private placement of common stock. By comparison, the Company's operating activities used $493,963 of cash during the nine-month period ended December 31, 2001. Investing activities used cash in the amount of $376,507 for the nine-month period ended December 31, 2001, representing additions to oil and gas properties and equipment.

     At December 31, 2002, the Company had minimal cash. When internally generated cash flows are not adequate for maintenance of the Company's operations, the Company seeks cash advances from its largest shareholder and Chief Executive Officer, Walter G. Mize, or from an entity controlled by him or seeks other sources. There can be no assurance that such financing will be obtained.

     During the nine-month period ended December 31, 2002, an entity controlled by Mr. Mize advanced $383,046 to the Company. The line of credit is secured by substantially all of the assets of the Company and the Subsidiaries. At December 31, 2002, $2,383,619 was advanced under the line of credit. At February 10, 2002, the outstanding balance was $2,412,369, leaving $587,631 available. The Company's other line of credit remains fully drawn.

     The Company is seeking strategic transactions that might involve a sale or assignment of all or a portion of the Company's interests in the oil and gas properties of its Subsidiaries. Management is also considering a disposition of National or its operations.

     The Company's equity capital has shown a decrease of $395,213 since March 31, 2002, the previous fiscal year-end. This decrease is primarily the result of the net loss for the nine-month period ended December 31, 2002, offset by net proceeds in the amount of $72,500 derived from a private placement of the Company's common stock.

     The Company had a working capital deficit of $2,281,307 as of December 31, 2002, similar to the working capital deficit reported at March 31, 2002. Current assets decreased $13,971 during the nine-month period ended December 31, 2002, due primarily to reduced prepaid expenses. Current liabilities increased $44,692, primarily due to increased accounts payable.

     Total assets of the Company were $31,265,088 as of December 31, 2002, which is substantially unchanged from the total assets of $31,232,563 reported at March 31, 2002.


Part I, Item 3.  Controls and Procedures
----------------------------------------

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.


Part II - Other Information
---------------------------

          Item 1.   Legal Proceedings
          ---------------------------

                          None.

          Item 2.  Change in Securities
          -----------------------------

                          None.

          Item 3.  Defaults upon Senior Securities
          ----------------------------------------

                          None.

          Item 4.  Submission of Matters to a Vote of Security Holders
          ------------------------------------------------------------

                          None.

          Item 5.    Other Information
          ----------------------------

                          None.

          Item 6.  Exhibits and Reports on Form 8-K
          -----------------------------------------

               (a)  Exhibits.

                    3.1 Articles of Incorporation, as amended (1)
                    3.2 Bylaws (1)
                    99.1 Officer Certifications (2)


                    (1) Incorporated by reference from Form S-18, file no. 2-73370, filed with the Commission on July 24, 1981.

                    (2)  Filed herewith.

               (b)  Reports on Form 8-K

                    None.

UNITED HERITAGE CORPORATION
---------------------------


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNITED HERITAGE CORPORATION


                                   By:     /s/ Walter G. Mize
                                        -------------------------------------
Date:  February 13, 2003                 Walter G. Mize, President and
                                         Chief Executive Officer


                                   By:     /s/ Harold L. Gilliam
                                        -------------------------------------
Date:  February 13, 2003                 Harold L. Gilliam, Chief Financial
                                         Officer and Secretary

                                 EXHIBIT 99.1

                                  CERTIFICATION
                      Pursuant to 18 U.S. C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Walter G. Mize, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of United Heritage Corporation;

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

/s/ Walter G. Mize                                     February 13, 2003
------------------------------------------
Walter G. Mize
President and Chief Executive Officer

                                  EXHIBIT 99.1

                                  CERTIFICATION
                      Pursuant to 18 U.S. C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harold L. Gilliam, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of United Heritage Corporation;

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

/s/ Harold L. Gilliam                                      February 13, 2003
----------------------------------------------
Harold L. Gilliam
Secretary and Chief Financial Officer