Form 10KSB
period 2003-03-31
UNITED HERITAGE CORP
filed 2003-06-27
CIK 354567

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

Mark One:

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Fiscal Year Ended March 31, 2003 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Transition Period from ____________to_____________.

                          Commission File Number 0-9997

                           UNITED HERITAGE CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           UTAH                                           87-0372864
 -------------------------------------------------------------------------------
 (State of Incorporation)                     (IRS Employer Identification No.)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
             Title of each class                       On which registered
 -----------------------------------------     ---------------------------------
        Common Stock, $0.001 par value                Boston Stock Exchange


         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for the most recent fiscal year: $539,306

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $2,280,805 as of June 12, 2003.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 12, 2003, 10,662,376 shares of Common Stock were outstanding.

                                    CONTENTS

                                                                                Page
                                                                                ----
        Forward-Looking Statements                                                 i

        Glossary of Oil and Gas Terms                                             ii

                                     PART 1

Item 1  Business                                                                   1

Item 2  Properties                                                                 7

Item 3  Legal Proceedings                                                          7

Item 4  Submission of Matters to a Vote of Security Holders                        8

                                     Part II

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters      9

Item 6  Selected Financial Data                                                   10

Item 7  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                             11

Item 8  Financial Statements and Supplementary Data                               15

Item 9  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                      15

                                    Part III

Item 10 Directors and Executive Officers of the Registrant                        15

Item 11 Executive Compensation                                                    16

Item 12 Security Ownership of Certain Beneficial Owners and Management            17

Item 13 Certain Relationships and Related Transactions                            19

Item 14 Controls and Procedures                                                   19

                                     Part IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K           19

        Signatures and Certifications                                             21

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

          o Reductions in purchases by the Company's principal customer of food products;

          o    Adverse changes in the prices for oil and gas;

          o Inaccuracy in the estimates of the Company's oil and gas reserves;

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

Products and Operation

     Food Products. In June 2000, National began marketing a line of premium meat and poultry products under the brand Heritage Lifestyle Products(TM). These products were developed by National in response to trends it believes are occurring in the food industry, namely, that busy consumers want pre-seasoned, pre-packaged, ready to cook food products and that retail food stores want products that are case ready and require less in-store labor.

     National has taken its products temporarily off the market for the purpose of reevaluating its position in the marketplace in light of current consumer tastes, competition and sales potential, and to reevaluate its methods of product promotion and marketing. National intends to keep its processing and distribution relationships in place during this evaluation.

     The Company believes that the food products business and the oil and gas business are not compatible and that this incompatibility results in under-valuation of both companies by the investing public. On April 15, 2002, the Company announced that its Board of Directors had authorized the spin-off of National. Due to the accounting and legal expenses related to completing the spin-off, the transaction has not been consummated. Management is not certain that it will complete the spin-off in the future.


     Oil and Gas. Petroleum, New Mexico and Services conduct oil and gas operations. The following table shows the total net oil and gas production from Texas and New Mexico for the fiscal years ended March 31, 2003 ("Fiscal 2003") and March 31, 2002 ("Fiscal 2002").

                                                  Production/1/
                                  ---------------------------------------------
          Area                       Fiscal 2003               Fiscal 2002
    -----------------             -------------------       -------------------
    Texas
    Oil                                      999 BBL                 2,841 BBL
    Gas                                           --                        --

    New Mexico
    Oil                                   11,783 BBL                18,773 BBL
    Gas                                  154,716 MCF               221,573 MCF

--------------------------
/1/Oil production is shown in barrels (BBL), and natural gas production is shown in thousand cubic feet (MCF).

     The following table illustrates the average sales price and the average production (lifting) costs per barrel and per thousand cubic feet for each of the two most recent fiscal years.

                                             Fiscal 2003           Fiscal 2002
                                         ------------------     ------------------
                    Items/1/               Oil        Gas         Oil         Gas
                    --------               ---        ---         ---         ---
Texas
              Avg. Sales Price/Unit      $19.26          --     $13.85          --
              Avg. Prod. Cost/Unit       $11.41          --     $14.01          --
New Mexico
              Avg. Sales Price/Unit      $22.86      $ 3.66     $17.96      $ 2.94
              Avg. Prod. Cost/Unit/2/    $ 5.23          --     $ 6.33          --

-------------
/1/ Averages shown are computed per BBL of oil and per MCF of natural gas. /2/ Average production (lifting) costs are represented in BOE for New Mexico production.

     The following table illustrates the results of the drilling activity during each of the two most recent fiscal years:

                                                      Fiscal 2003                            Fiscal 2002
                                            ---------------------------            ---------------------------
                                                Net                Dry                 Net                Dry
                Wells Drilled               Productive            Holes            Productive            Holes
                -------------               ----------            -----            ----------            -----
New Mexico
              Exploratory                       -                   -                   -                   -
              Development                       -                   -                   -                   -
Texas
              Exploratory
                                                -                   -                   -                   -
              Development
                                                4                   -                   4                   -
TOTAL
              Exploratory
                                                -                   -                   -                   -
              Development
                                                4                   -                   4                   -

     Oil and Gas Reserves. The following table illustrates estimates of the oil and gas reserves at March 31, 2003:

                                                 Oil (BBLs)          Gas (MCF)
Proved Reserves
March 31, 2001                                    26,613,325                --
    Extensions, additions and discoveries          4,846,677         5,023,955
    Revisions of previous estimates               (3,782,371)
    Production                                       (21,614)         (221,573)
                                                 -----------       -----------
March 31, 2002                                    27,656,017         4,802,382
Extensions, additions and discoveries                426,050                --
Revisions of previous estimates                     (388,874)       (2,973,777)
Production                                           (12,782)         (154,716)
                                                 -----------       -----------
March 31, 2003                                    27,680,411         1,673,889
                                                 ===========       ===========
Proved Developed Reserves
March 31, 2002                                     6,401,169         4,802,382
March 31, 2003                                     6,798,421         1,673,889


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

     Accordingly, estimates of reserves and their values are inherently imprecise and are subject to constant revision and changes. These amounts should not be construed as representing the actual quantities of future production or cash flows to be realized from the Company's oil and gas properties or the fair market value of these properties. Certain additional unaudited financial information regarding the Company's reserves, including the estimated present value of future net cash flows, is set forth in Note 14 of the Notes to Consolidated Financial Statements included at Item 8 of this Annual Report.

     The Company has no oil and gas reserves or production subject to long-term supply or similar agreements. Estimates of the Company's total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

     The following table illustrates the gross and net productive oil and gas wells in which Petroleum and New Mexico had an interest at March 31, 2003.


                                            Productive Wells
                                Gross                              Net
                                -----                              ---
Area                    Oil              Gas              Oil              Gas
                        ---              ---              ---              ---
New Mexico              278                0              278                0
Texas                   136                0              136                0
                        ---              ---              ---              ---
    TOTAL               414                0              414                0
                        ===              ===              ===              ===

         The following table illustrates the gross and net acres of developed and undeveloped gas and oil leases held by Petroleum and New Mexico at March 31, 2003.

                 Developed Acres         Undeveloped Acres
Area            Gross         Net        Gross        Net
----------      ------      ------      ------      ------
New Mexico       6,260       6,260      13,740      13,740
Texas              142         142      10,360      10,360
                ------      ------      ------      ------
    TOTAL        6,402       6,402      24,100      24,100
                ======      ======      ======      ======

     Texas. Petroleum acquired its South Texas properties in a series of transactions completed in February 1997. The properties are located in the Val Verde Basin and consist of approximately 10,500 gross acres. The field has 136 gross and net productive oil wells on 142 gross and net developed acres. The Company is currently producing from wells in this field using Moyno pumps and the Klaeger Oil Retrieval System, a mobile swabbing unit. "Swabbing" is a process using a rubber and wire tool that contracts going down the well and expands as it is pulled upward by the swab line and lifts fluid out of the well casing or tubing. A swab, when pulled rapidly, exerts a suction that draws oil into the well bore.

     Petroleum is seeking an industry partner to drill the "deep-gas prospect" (8,500' to 10,200') in the South Texas field or a buyer to purchase all or part of the deep rights owned by Petroleum. Also, Petroleum is seeking development funds or a partner for the shallow Glen Rose development. Petroleum is considering selling all or part of the Glen Rose development.

     On May 25, 2003, Petroleum received an engineering study of its South Texas oil field which showed proved reserves of 22,886,250 net barrels. The study indicated in excess of 168 million barrels of oil remaining in place. Note 14 to the financial statements estimates a value of these proven reserves net of future production costs, future development cost, future income tax expense, and less a 10% annual discount for estimated timing of cash flows of $95,203,000.

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

     Monthly oil and gas production from New Mexico as of March 31, 2003 was
12.1 MMCF of gas and 892 BBL of oil.

     In October 2001, New Mexico received an engineering study indicating 91,573,828 barrels remaining in place in the Cato San Andres unit. When this amount is added to the barrels remaining in place in the Tom Tom and Tomahawk fields, the total amount of barrels remaining in place is 107,134,252.

     In 1988, New Mexico retained the services of a petroleum engineer to prepare an engineering report for Kelt Energy, Inc., the previous operator of the Cato San Andres Unit. The report was prepared on the results of a pilot water flood in the northeast portion of the Cato San Andres Unit, and was conducted in an effort to provide estimates of the amount of recoverable oil within the unit utilizing the secondary recovery method of water flooding. The engineer estimated the total remaining recoverable oil from current production methods (primary) and water flooding (secondary) to be 22,101,000 net barrels. No substantial production has occurred in the field since the report was prepared, but the report is considered relevant. New Mexico is seeking a current report estimating "proved reserves" to update this report. During the year ended March 31, 2002, New Mexico, through its in-house personnel, estimated proved reserves of 4,828,329 net barrels.

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

Regulation
----------

     Food Products. National's food products are subject to various laws and regulations administered by the USDA and various other state and local governmental agencies relating to the quality of food products, sanitation and other matters. We believe that National and the independent slaughterhouses and processors used by National comply with these laws and regulations in all material respects.

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

Financial Information by Segment

     Revenues and net income by segment are presented below for the last three fiscal years and identifiable assets are shown by segment at the end of each of the three fiscal years:

                                                    Fiscal 2003          Fiscal 2002          Fiscal 2001
                                                  ----------------     -----------------    -----------------
      Revenue:
          Food products                                $  110,860            $  533,768          $ 1,917,192
          Corporate (Parent)                                   60                   162                8,886
          Oil and Gas                                     428,446               503,373               82,900
      Miscellaneous                                        12,508                     -                    -

      Net Income (Loss):
          Food Products                                  (174,033)             (577,562)            (247,721)
          Corporate (Parent)                             (737,937)             (712,718)            (607,845)
          Oil and Gas                                      27,072               (84,033)                 241


      Identifiable Assets (as of year end):
          Food Products                                   451,347               499,061              531,666
          Corporate (Parent)                               74,583                70,745               92,656
          Oil and Gas                                  30,679,625            30,662,757           30,445,583


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

ITEM 3.  LEGAL PROCEEDINGS

     The Company or its subsidiaries are parties to the following legal proceedings:

     United Heritage Corporation and Walter G. Mize, Plaintiff, v. First Savings Bank, PSB, a Federal Savings Bank, Defendant, Case No. C200300135, 249th Judicial District Johnson County, Texas. On March 25, 2001 the Company and Mr. Mize filed a complaint alleging that the defendant agreed to loan the Company $1,750,000. Based on that representation, the Company alleges that it entered into certain contracts for the drilling of oil and gas and Mr. Mize alleges that he executed a pledge agreement. The Company and Mr. Mize further allege that the defendant thereafter refused to make the loan, causing them damage. The Company and Mr. Mize seek to recover damages according to proof and punitive damages that are twice the sum of the damages awarded. The Company and Mr. Mize also ask to be awarded attorney's fees, costs and interest.

     National Heritage Sales Corporation, Plaintiff v. Mark Church and M.C. Development, LLC, Defendants, Case No. C200200451, 249/th/ Judicial District, Johnson County, Texas. On September 20, 2002 National filed an action to recover money it alleged was wrongfully converted by the defendant, for breach of contract and for indemnification relating to an employment agreement. National seeks to recover damages according to proof.

     Daniel's Meat Packing, Plaintiff v. National Heritage Sales Corp., Defendant, Case No. VC 038666, Los Angeles Superior Court, Los Angeles County, California. This action was filed on December 3, 2002. Plaintiff alleges that National owes it approximately $24,000 in disputed invoices.

     Denise Everett, Plaintiff v. National Heritage Sales Corp., Defendant, Case No. 03CC05406, Orange County Superior Court, Orange County, California. This action was filed on April 9, 2003. Ms. Everett alleges that National entered into an employment agreement with her. Ms. Everett alleges that National terminated her employment prior to the end of the term, and that it owes her contract damages as a result of the termination.

     United Heritage Corporation, Plaintiff v. Black Sea Investments, Ltd. and Bradford A. Phillips, Defendants, Case No. 249-226-98, 249/th/ Judicial District, Johnson County, Texas. On March 27, 2003 the Company recovered a judgment in the amount of $2,000,000 plus prejudgment interest in the amount of $863,569.20, court costs and $102,988.23 in attorney's fees against defendant Black Sea Investments, Ltd. Bradford A. Phillips was found not liable to the Company. The decision is currently on appeal and no part of the judgment has been paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on March 25, 2003. The stockholders voted on the following matters: (1) electing the directors of the Company to serve for the ensuing year and (2) approving the appointment of Weaver and Tidwell, L.L.P. as the independent auditors of the Company for the fiscal year ending March 31, 2003.

     The results of the voting for the election of directors were as follows:

        Name of Nominee                       For                     Withheld
        ---------------------------    -------------------        -------------
        Walter G. Mize                     9,515,998                   179,852
        Harold L. Gilliam                  9,667,302                    28,548
        Joe Martin                         9,666,305                    29,545
        C. Dean Boyd                       9,665,991                    29,859
        Theresa D. Turner                  9,667,637                    29,213
        Larry G. Coker                     9,666,344                    29,506

     The results of the voting for approving the appointment of Weaver & Tidwell, L.L.P. as the independent auditors of the Company for the fiscal year ending March 31, 2003 were as follows:

             For                      Against                   Abstain
      -------------------        ------------------        -------------------
          9,538,993                   154,582                    2,275

     All proposals were approved by the vote of the stockholders.

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



                                                     High                Low
                                                     ----                ---
      Fiscal Year Ended March 31, 2003
      --------------------------------
          First Quarter                            $  1.54             $  .71
          Second Quarter                              1.08                .10
          Third Quarter                                .80                .23
          Fourth Quarter                               .43                .08

      Fiscal Year Ended March 31, 2002
      --------------------------------
          First Quarter                            $  1.80            $  1.02
          Second Quarter                              1.16                .55
          Third Quarter                               1.50                .88
          Fourth Quarter                              1.53                .95

Shareholders

     As of June 12, 2003, there were approximately 2,298 record holders of the Company's common stock.

Dividends

     The Company has never declared any dividends and does not anticipate declaring a cash dividend in the foreseeable future.

     Pursuant to Section 16-10a-640 of the Utah Business Corporation Act, the Company may not pay dividends if, after giving effect to the distribution, (a) the Company would not be able to pay its debts as they become due in the usual course of business, or (b) the Company's total assets would be less than the sum of its total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

Equity Compensation Plan Information

     The Company's Board of Directors adopted, and its shareholders approved, three equity incentive plans for directors, officers consultants and employees. The 1995 Stock Option Plan was effective September 11, 1995 and included 200,000 shares of the Company's authorized but unissued common stock. As of March 31, 2003 no awards were outstanding under this plan. The 1998 Stock Option Plan was effective July 1, 1998 and included 200,000 shares of the Company's authorized but unissued common stock. As of March 31, 2003 no awards were outstanding under this plan. The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 5,000,000 shares of the Company's authorized but unissued common stock. On March 31, 2003, there were no option awards outstanding under this plan. The Company issued a warrant to purchase 150,000 shares of its common stock to a consultant on November 1, 2001. The exercise price for the warrant is $1.50. The warrant has a term of three years, and was outstanding on March 31, 2003.

                                                                                                Number of securities remaining
                           Number of securities              Weighted average exercise          available for future issuance
                           to be issued upon                 price of outstanding options       under the equity compensation
                           exercise of outstanding           warrants and rights                plan (excluding securities
 Plan Category             options, warrants and rights                                         reflected in column (a)
                                         (a)                          (b)                                   (c)
 --------------------------------------------------------------------------------------------------------------------------
 Shareholder Approved                     0                            0                                5,400,000

 Non-Shareholder
   Approved                            150,000                      $ 1.50                                  0


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended March 31, 2003 is derived from the consolidated financial statements of the Company. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein. The Company had a one-for-ten reverse stock split on October 1, 1999. Common stock shares and per-share amounts have been retroactively restated to reflect the reverse stock split.

                            Year Ended         Year Ended         Year Ended         Year Ended        Year Ended
                             03/31/03           03/31/02           03/31/01           03/31/00          03/31/99
Income Data:
Revenues                  $    539,306       $  1,037,141       $  2,000,092       $  3,252,048       $  4,372,146
Income (Loss)             $   (884,898)      $ (1,374,313)      $   (855,325)      $    (47,558)      $    183,457
Income (Loss) Per
    Share                 $       (.09)      $       (.13)      $       (.08)      $       (.00)      $        .02
Weighted Average
    Number of Shares        10,284,966         10,217,541         10,166,739          9,905,048          9,743,118

Balance Sheet Data:
Working Capital
(deficit)                 $ (2,389,909)      $ (2,222,644)      $ (2,052,859)      $    165,840       $    468,107
Total Assets              $ 31,205,555       $ 31,232,563       $ 31,069,905       $ 28,094,671       $ 28,748,105
Current Liabilities       $  2,876,466       $  2,733,977       $  2,704,062       $    150,457       $    194,408
Long-Term Debt            $  2,525,369       $  2,000,573       $  1,057,500       $         --       $         --
Shareholders' Equity      $ 25,803,720       $ 26,498,013       $ 27,308,343       $ 27,944,214       $ 26,553,697

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of results of operations and financial condition is based upon the Company's consolidated financial statements. These statements have been prepared in accordance principles generally accepted in the United States of America. These principles require management to make certain estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates

     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.

Oil and Gas Properties

     Proved reserves - Proved reserves are defined by the U.S. Securities and Exchange Commission ("SEC") as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although the Company's engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserves estimates are updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by the Company. The Company cannot predict what reserve revisions may be required in future periods.

     Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities disclosure in Footnote 15 to the consolidated financial statements. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

     We employ the full cost method of accounting for our oil and gas production assets. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized and accumulated in cost centers on a country-by-country basis. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production basis using proved oil and gas reserves as determined by independent petroleum engineers.

     Net capitalized costs are limited to the lower of unamortized cost net of related deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on un-escalated year-end prices and costs;
(ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the costs being amortized; less
(iv) income tax effects related to differences between the book and tax basis of the oil and gas properties.

     The ceiling test is affected by a decrease in net cash flow from reserves due to higher operating or finding costs or reduction in market prices for natural gas and crude oil. These changes can reduce the amount of economically producible reserves. If the cost center ceiling falls below the capitalized cost for the cost center, we would be required to report an impairment of the cost center's oil and gas assets at the reporting date.

     Impairment of properties - The Company continually monitors its long-lived assets recorded in oil and gas properties in the consolidated balance sheet to ensure they are fairly presented. The Company must evaluate its properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and gas reserves that will be produced from a field, the timing of future production, future production costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations or tax laws. All of these factors must be considered when testing a property's carrying value for impairment. The Company cannot predict whether impairment charges may be required in the future.

Revenue Recognition

     Revenue from the sale of meat products is recognized when products are delivered to customers. Oil and gas production revenues are recognized at the point of sale.

Income Taxes

     Included in our net deferred tax assets are $2.68 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

RESULTS OF OPERATIONS

     Our revenues for Fiscal 2003 were $539,306, compared to revenues of $1,037,141 for Fiscal 2002. The decreases in sales revenue for Fiscal 2003 and Fiscal 2002 were due primarily to decreased sales of food products.

     Total operating expenses of $1,104,532 reflect a decrease in Fiscal 2003 as compared to $2,148,865 in Fiscal 2002 due to the decreased volume of food product sales along with reduced oil and gas expenses and reduced selling and general and administrative expenses.

     The net loss for Fiscal 2003 was $884,898, compared to the Fiscal 2002 loss of $1,374,313. The Fiscal 2003 improvement was the result of decreased oil and gas operating costs and reduced corporate expenses.

Food Products Segment

     Revenues generated by National (the "Food Products Segment") were $110,860 for Fiscal 2003, representing 20.56% of total Company revenue and reflected a decrease from Fiscal 2002 amounts of $533,768. Due to a decision to reevaluate its products, National had no product sales for the last six months of Fiscal 2003. Revenue for Fiscal 2003 reflects a volume decline as compared to Fiscal 2002.

     The cost of processed food products was 92.9% of the revenues for Fiscal 2003. For Fiscal 2002 these costs were 103.8% of revenues. The unusual cost percentage for Fiscal 2002 was caused by an inventory write down of $65,000. Both years were negatively impacted by low sales volume.

     Selling expenses for Fiscal 2003 of $34,197 decreased from selling expenses of $280,108 for Fiscal 2002 due to decreased sales volume and reduced marketing efforts for 2003.

     The Food Products Segment reported a loss of $174,033 for Fiscal 2003, as compared to the Fiscal 2002 loss of $577,562. The profit changes from year to year are directly affected by the decline in sales during each fiscal period.

Oil and Gas Segment

     Oil and gas sales during Fiscal 2003 were $428,446 as compared to sales of $503,373 during Fiscal 2002. Fiscal 2003 had a reduced volume of units sold, offset by improved market prices for lower overall revenue.

     Production and operating expenses for Fiscal 2003 of $261,790 were less than the prior years due to a reduced volume of oil and gas sales. Depletion for Fiscal 2003 was $56,325 as compared to $53,446 for Fiscal 2002, an increase in Fiscal 2003 due to higher per-unit depletion costs.

     The oil and gas segment reported a profit of $27,072 for Fiscal 2003 due primarily to an improvement in sales prices, even though unit sales volume declined as compared to Fiscal 2002, which had reported a loss of $84,033.

Impact of Inflation

     Meat sales prices are based on a multiple of current meat costs (raw material) and are adjusted weekly with the meat industry therefore, the cost of raw materials (meat) has little impact on gross profit (percentage). Meat prices can have a significant impact on sales and, consequently, net profits. Oil and gas prices may or may not change with inflation pressures due to other influencing factors, such as OPEC and domestic exploration policies.

Corporate

     General and administrative expenses of $605,373 for Fiscal 2003 were lower as compared to $793,012 for Fiscal 2002, as a result of decreased corporate costs and fees.

     Interest expense increased to $332,240 in Fiscal 2003, as compared to $262,751 in Fiscal 2002. This increase was due to increased borrowings for operating purposes during Fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Overall, liquidity was unchanged at March 31, 2003 compared to the prior year. Current assets of the Company decreased from $511,333 at March 31, 2002, to $486,557 at March 31, 2003, and current liabilities increased from $2,733,977 at March 31, 2002, to $2,876,466 at March 31, 2003. The working capital of the Company was a deficit of $2,389,909 at March 31, 2003, an increase as compared to the March 31, 2002 deficit of $2,222,644. The increased deficit was due primarily from increased payables and accrued expenses at March 31, 2003, as a result of continued operating losses and the related lack of cash flow from operations.

     Equity capital decreased by $694,293 during Fiscal 2003. Stockholders' equity was $25,803,720 at March 31, 2003, as compared to $26,498,013 at March 31, 2002. The decrease was due to the Fiscal 2003 loss of $884,898 offset by $71,500 of capital raised by the sale of common stock.

     The total assets of the Company were $31,205,555 at March 31, 2003, as compared to $31,232,563 for the previous year-end. The small increase in total assets results primarily from the increased investment in oil and gas activities.

Cash Flow

     The Company's operations used $469,559 of cash flow in Fiscal 2003, as compared to $913,422 used in Fiscal 2002. The cash flow deficits are due to the operating losses incurred.

     Cash of $109,959 and $278,882 was used by investing activities during Fiscal 2003 and 2002, respectively, primarily related to capital expenditures for the oil and gas properties in each year.

     In Fiscal 2003, cash of $524,796 was provided by borrowing and $71,500 was provided by a sale of common stock. In Fiscal 2002, $818,971 was provided by borrowing and $373,333 was provided from the sale of common stock.

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

Capital Resources

     In March 2000, we negotiated a $2.0 million revolving credit facility from First Savings Bank of Arlington, Texas, and the first advance was drawn in April 2000. At the end of Fiscal 2002, this facility was fully drawn. The credit facility had an original term from April 25, 2000 to April 25, 2001 and was extended until April 25, 2002, unless sooner demanded. The lender has not extended the due date. Interest accrues at 1.0% above the prime interest rate reported in The Wall Street Journal. The Company's largest shareholder has provided collateral for this loan.

     In early 2001, we received a revolving credit line, bearing interest at 10% per annum from Almac Financial Corporation, a corporation owned by our largest shareholder, Walter G. Mize. Subsequently, the line of credit was increased from $1.0 million to $3.0 million, and the line was secured by substantially all of the assets of the Company and its Subsidiaries. As of March 31, 2003 we had drawn $2,525,369 under the line of credit. This line of credit matures on April 15, 2004.

     There are no additional material commitments for capital expenditures as of March 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required to be included in this Item 8 are set forth in Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

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

      Name, Age of Nominee
      And Years Served as                                         Principal Occupation for Past
            Director                                             Five Years: Other Directorships
            --------                                             -------------------------------
Walter G. Mize                       Mr. Mize has served as Chairman of the Board, President and Chief Executive
Age 65                               Officer of the Company since September 1987.  He has also served as President
Director Since 1987                  Chairman of the Board and Chief Executive Officer of UHC Petroleum
                                     Corporation and National Heritage Sales Corporation; as President of UHC Petroleum
                                     Services Corporation since January 1997; and as President of UHC New Mexico
                                     Corporation since June 1999. He has been engaged in oil and gas exploration and development, cattle ranching, real estate development, banking and various other investment activities for over thirty years.

Harold L. Gilliam                    Mr. Gilliam has served as Secretary, Treasurer and Chief Financial Officer of
Age 56                               the Company since November 1990.  He has been a partner in the firm of
Director Since 1990                  Gilliam, Wharram & Co., P.C., Certified Public Accountants, located in
                                     Cleburne, Texas, since August 1987, and has been a Certified Public Accountant in the state of Texas since 1972.

Joe Martin                           Dr. Martin is an optometrist partner in the Cleburne Eye Clinic, located in
Age 58                               Cleburne, Texas, and has been an optometrist for over twenty-five years.
Director Since 1988

C. Dean Boyd                         Mr. Boyd is the principal of his own consulting firm.  He was Senior Vice
Age 56                               President, Senior Loan Officer of First National Bank of Longmont, Longmont,
Director Since 1988                  Colorado from January, 1999 to December, 2001.  He previously served as
                                     President of Colorado Community First National Bank, located in Louisville,
                                     Colorado from February 1997 to January 1999; and as President of Community First
                                     National Bank, located in Fraser, Colorado, from 1988 to February 1997. Mr. Boyd has been a Certified Public Accountant in the state of Colorado since 1972.

Theresa D. Turner                    Ms. Turner has been President of Colorado Community First National Bank,
Age 43                               located in Fraser, Colorado, since February 1997.  She previously served as
Director Since 1992                  Senior Vice President of that bank from January 1993 to February 1997, and in various other capacities since 1985.

Larry G. Coker                       Mr. Coker has been a practicing attorney in the state of Texas since 1990.
Age 45                               Prior to 1990 Mr. Coker was a petroleum engineer for Exxon Company, USA.
Director since 2002


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors, and person who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership with the Securities and Exchange Commission.

     Based upon a review of Forms 4 and amendments thereto, furnished to the Company during the fiscal year ended March 31, 2003, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2003, management of the Company has determined that, during such fiscal year, no directors, officers or ten percent (10%) beneficial owners of common stock of the Company failed to file on a timely basis with the Securities and Exchange Commission one or more required reports on Form 4 or 5 regarding transactions in the securities of the Company.

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

                           SUMMARY COMPENSATION TABLE

                                                                                             Long Term
                                               Annual Compensation                      Compensation Awards
               Name and                                                                  Securities underlying
          Principal Position             Year         Salary ($)      Bonus ($)               Options (#)
          ------------------             ----         ----------      ---------               -----------
      Walter G. Mize                Fiscal 2003           $0              $0                       0
      Chairman of the Board,        Fiscal 2002           $0              $0                       0
      President and Chief           Fiscal 2001           $0              $0                       0
      Executive Officer


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


                          Option Exercises and Holdings

     The following table provides information with respect to the named executive officers concerning the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the last fiscal year under our 2000 Stock Option Plan:

                                                                                                             Value of
                                                                                     Number of             Unexercised
                                                                                    Unexercised            In-the-Money
                                                                                    Options at              Options at
                                                                 Value              FY-End (#)                FY-End
                                        Shares Acquired         Realized           Exercisable/            Exercisable/
                 Name                   On Exercise (#)           ($)              Unexercisable          Unexercisable
                 ----                   ---------------            --              -------------          -------------
      Walter G. Mize                           -                   -                     -                      -
      Harold L. Gilliam                        -                   -                     -                      -


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management

     The following table shows beneficial ownership of shares of our Common Stock by all five percent (5.0%) shareholders, current directors and current executive officers, as individuals and together as a group, at June 12, 2003.

        Name and Address of                    Amount and Nature of                  Percent
          Beneficial Owner                      Beneficial Owner(3)               Of Class (1)
          ----------------                      -------------------               ------------
Walter G. Mize                                  8,009,500 shares(4)                  75.11%
2 North Caddo Street
Cleburne, Texas 76033-1956

Harold L. Gilliam                                54,500 shares(5)                     8.22%
Gilliam, Wharram & Co.
107 Westmeadow Dr.
Cleburne, Texas 76033

Joe Martin                                       36,000 shares(6)                      (2)
Cleburne Eye Clinic
110 W. Henderson
Cleburne, Texas 76033

C. Dean Boyd                                     33,550 shares(7)                      (2)
1258 Clubhouse Drive
Broomfield, Colorado 80020

Theresa D. Turner                                31,500 shares(8)                      (2)
P.O. Box 1283
Winter Park, Colorado 80482

Larry G. Coker                                   27,000 shares(9)                      (2)
530 Bedford Road, Suite 112
Bedford, Texas 76022

All directors and executive                      8,192,050 Shares                    83.33%
officers as a group (6 persons)

-------------------------------------
(1) Based on 10,662,376 shares of Common Stock issued and outstanding as of June 12, 2003.

(2) Less than 0.1%.

(3) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this Annual Report, that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.

(4) Includes 1,000,000 shares of common stock that may be acquired through the exercise of an option to purchase 1,000,000 shares granted on May 30, 2003.

(5) Includes 50,000 shares of common stock that may be acquired through the exercise of an option to purchase 200,000 shares granted on May 30, 2003.

(6) Includes 25,000 shares of common stock that may be acquired through the exercise of an option to purchase 120,000 shares granted on May 30, 2003.

(7) Includes 25,000 shares of common stock that may be acquired through the exercise of an option to purchase 120,000 shares granted on May 30, 2003.

(8) Includes 25,000 shares of common stock that may be acquired through the exercise of an option to purchase 120,000 shares granted on May 30, 2003.

(9) Includes 25,000 shares of common stock that may be acquired through the exercise of an option to purchase 120,000 shares granted on May 30, 2003.

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

     During the fiscal year ended March 31, 2003 the Company received the use of office space and equipment from Walter G. Mize without charge. Mr. Mize is under no obligation to provide the use of the office space or equipment to the Company.

ITEM 14. CONTROLS AND PROCEDURES

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)        Documents filed as part of Report

1.         Financial Statements                                                                Page
           The following financial statements of the Company are required to be
           Included in Item 8 and are filed under Item 15 at the page indicated:

           Independent Auditor's Report                                                        F-1

           Consolidated Balance Sheets at March 31, 2003 and 2002                              F-2

           Consolidated Statements of Operations for the years ended
           March 31, 2003 and 2002                                                             F-4

           Consolidated Statements of Changes in Shareholders' Equity
           for the years ended March 31, 2003 and 2002                                         F-5

           Consolidated Statements of Cash Flows for the years ended
           March 31, 2003 and 2002                                                             F-6

           Notes to Consolidated Financial Statements                                          F-8

2.1. Exhibits

     3.1  Articles of Incorporation, as amended on December 5, 1997(1)

     3.2  Bylaws(2)

     21   Subsidiaries of the Company(4)

     23   Consent of Weaver and Tidwell, L.L.P.(4)

     24   Power of Attorney (4)

     (1) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated by reference herein.

     (2) Filed with the Company's Registration Statement No. 33-43564 on Form S-1 and incorporated by reference herein.

     (3) Filed with the Company's Annual Report for the year ended March 31, 2003. (4) Filed with this report.

(b)  Reports on Form 8-K.

     On April 15, 2002 the Company filed a Form 8-K to report that its Board of Directors had approved a spin-off of National Heritage Sales Corporation, its wholly-owned subsidiary.

     On May 5, 2003 the Company filed a Form 8-K to disclose an information sheet it intended to provide to potential investors.

(c)  Exhibits Required by Item 601 of Regulation S-K.

     The exhibits listed in Part IV, Item 15(a)(3) of this report, and not previously filed are included after "Signatures," below.

(d)  Financial Statement Schedules Required by Regulation S-X.

                           UNITED HERITAGE CORPORATION
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                                 MARCH 31, 2003

                                 C O N T E N T S


                                                                          Page
                                                                          ----
INDEPENDENT AUDITOR'S REPORT...............................................F-1


FINANCIAL STATEMENTS

     Consolidated Balance Sheets...........................................F-2

     Consolidated Statements of Operations.................................F-4

     Consolidated Statements of Changes in Shareholders' Equity............F-5

     Consolidated Statements of Cash Flows.................................F-6

     Notes to Consolidated Financial Statements............................F-8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 2003. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage Corporation and subsidiaries as of March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and has a working capital deficit, all of which raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ WEAVER AND TIDWELL, L.L.P.
---------------------------------
WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 29, 2003

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002



                                                                     2003             2002
                                                                 -----------      -----------
                                ASSETS

CURRENT ASSETS
     Cash                                                        $    16,778      $        --
     Trade accounts receivable, net of
        allowance 2003 $9,766                                         43,160           97,249
     Accounts receivable - affiliate                                  19,428               --
     Inventory                                                       170,926          155,240
     Prepaid expenses                                                236,265          258,844
                                                                 -----------      -----------

           Total current assets                                      486,557          511,333


OIL AND GAS PROPERTIES, accounted for using the full
     cost method, net of accumulated depletion and
     depreciation of $159,023 for 2003 and $70,698 for 2002
        Proved                                                    29,771,133       29,717,499
        Unproved                                                     834,579          834,579
                                                                 -----------      -----------

                                                                  30,605,712       30,552,078


PROPERTY AND EQUIPMENT, at cost
     Equipment, furniture and fixtures                               253,039          279,118
     Vehicles                                                         56,720           56,720
                                                                 -----------      -----------

                                                                     309,759          335,838
     Less accumulated depreciation                                   196,473          166,686
                                                                 -----------      -----------

                                                                     113,286          169,152
                                                                 -----------      -----------

TOTAL ASSETS                                                     $31,205,555      $31,232,563
                                                                 ===========      ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 2003 AND 2002



                                                               2003               2002
                                                          ------------       ------------

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Checks issued in excess of bank balances             $         --       $      1,488
     Line of credit                                          2,000,000          2,000,000
     Accounts payable                                          565,468            524,588
     Accrued expenses                                          310,998            207,901
                                                          ------------       ------------

           Total current liabilities                         2,876,466          2,733,977

LONG-TERM LIABILITIES
     Note payable, related party                             2,525,369          2,000,573
                                                          ------------       ------------

           Total liabilities                                 5,401,835          4,734,550

SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value,
        5,000,000 shares authorized, none issued                    --                 --
     Common stock, $.001 par value,
        125,000,000 shares authorized,
        issued and outstanding
        2003 - 10,462,410
        2002 - 10,264,059                                       10,463             10,264
     Common stock subscribed,
        2003 498,313; 2002 419,813 shares                      444,833            373,333
     Additional paid-in capital                             35,477,094         35,404,092
     Accumulated deficit                                   (10,080,674)        (9,195,776)
                                                          ------------       ------------

                                                            25,851,716         26,591,913

     Deferred compensation and consulting                      (47,996)           (93,900)
                                                          ------------       ------------

                                                            25,803,720         26,498,013
                                                          ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 31,205,555       $ 31,232,563
                                                          ============       ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2003 AND 2002



                                                    2003               2002
                                                ------------       ------------
OPERATING REVENUES
     Processed meat products                    $    110,860       $    533,768
     Oil and gas sales                               428,446            503,373
                                                ------------       ------------

        Total operating revenues                     539,306          1,037,141

OPERATING COSTS AND EXPENSES
     Processed meat products                         103,004            553,975
     Production and operating                        261,790            421,314
     Selling                                          34,197            280,108
     Depreciation and depletion                      100,168            100,456
     General and administrative                      605,373            793,012
                                                ------------       ------------


        Total operating costs and expenses         1,104,532          2,148,865
                                                ------------       ------------

        Loss from operations                        (565,226)        (1,111,724)

OTHER INCOME (EXPENSE)
     Interest income                                      60                162
     Interest expense                               (332,240)          (262,751)
     Miscellaneous income                             12,508                 --
                                                ------------       ------------

        Loss before income tax                      (884,898)        (1,374,313)

INCOME TAX                                                --                 --
                                                ------------       ------------

        Net loss                                ($   884,898)      ($ 1,374,313)
                                                ============       ============

Loss per share:
     Basic                                      ($      0.09)      ($      0.13)
                                                ============       ============

Weighted average number
     of shares outstanding
        Basic                                     10,284,966         10,217,541
                                                ============       ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 2003 AND 2002




                                            Common Stock           Common       Additional
                                      -------------------------     Stock        Paid-in        Accumulated
                                         Shares       Amount     Subscribed      Capital          Deficit         Other
                                      -------------  ----------  ------------ ---------------  --------------- -------------
Balance, March 31, 2001                 10,215,059      10,215             -      35,463,437      ( 7,821,463)    ( 343,846)
    Cash received for stock
      subscribed, net of private
      placement costs of $46,480                 -           -       373,333               -                -             -
    Stock issued for services               49,000          49             -          34,176                -             -
    Deferred consulting costs                    -           -             -          96,000                -      ( 96,000)
    Reversal of deferred
      consulting costs                           -           -             -       ( 189,521)               -       189,521
    Realization of deferred
      consulting costs                           -           -             -               -                -       156,425
    Net loss                                     -           -             -               -      ( 1,374,313)            -
                                      -------------  ----------  ------------ ---------------  --------------- -------------

Balance, March 31, 2002                 10,264,059      10,264       373,333      35,404,092       (9,195,776)      (93,900)
    Cash received for stock
      subscribed, net of private
      placement costs of $7,000                  -           -        71,500               -                -             -
    Stock issued for services              198,351         199             -          73,002                -             -
    Realization of deferred
      consulting costs                           -           -             -               -                -        45,904
    Net loss                                     -           -             -               -         (884,898)            -
                                      -------------  ----------  ------------ ---------------  --------------- -------------

Balance, March 31, 2003                 10,462,410    $ 10,463      $444,833    $ 35,477,094    ($ 10,080,674)    ($ 47,996)
                                      =============  ==========  ============ ===============  =============== =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MARCH 31, 2003 AND 2002



                                                                                          2003              2002
                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         ($  884,898)      ($1,374,313)

     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and depletion                                                     100,168           100,456
           Loss from abandonment of website                                                12,023                --
           Recognition of services
              performed for stock                                                          73,201            34,225
           Deferred compensation and consulting
              recognized in current year                                                   45,904           156,425
           Changes in assets and liabilities:
              Accounts receivable                                                          34,661           131,504
              Inventory                                                                   (15,686)           66,707
              Other current assets                                                         22,579           (58,341)
              Checks issued in excess
                 of bank balances                                                          (1,488)         (120,853)
              Accounts payable and
                 accrued expenses                                                         143,977           150,768
                                                                                      -----------       -----------

                 Net cash used in operating activities                                   (469,559)         (913,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, including interest
        capitalized, 2002 $45,588                                                        (109,959)         (278,882)
                                                                                      -----------       -----------

                 Net cash used in investing activities                                   (109,959)         (278,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loans                                                                  524,796           818,971
     Proceeds from private placement                                                       71,500           373,333
                                                                                      -----------       -----------

                 Net cash provided by
                     financing activities                                                 596,296         1,192,304
                                                                                      -----------       -----------

                 Net increase in
                     cash and cash equivalents                                             16,778                --

Cash and cash equivalents, beginning of year                                                   --                --
                                                                                      -----------       -----------

Cash and cash equivalents, end of year                                                $    16,778       $        --
                                                                                      ===========       ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2003 AND 2002
                                   (continued)



                                                     2003           2002
                                                   ---------      --------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
     Cash paid during the year for:
        Interest                                   $ 128,750      $112,117
                                                   =========      ========

        Taxes                                      $      --      $     --
                                                   =========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

     Common stock issued
        in exchange for services                   $  73,201      $ 34,225
                                                   =========      ========
     Warrants issued in exchange for services      $      --      $ 96,000
                                                   =========      ========
     Equipment acquired by
        assumption of liability                    $      --      $124,102

                                                   =========      ========


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

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Oil and Gas Properties - continued

         The Company is currently participating in oil and gas exploration and development activities in New Mexico. As of March 31, the following associated property costs have been excluded in computing amortization of the full cost pool:

                                     2003          2002
                                   --------      --------

         Acquisition costs         $834,579      $834,579
         Exploration costs               --            --
         Capitalized interest            --            --
                                   --------      --------

                                   $834,579      $834,579
                                   ========      ========

         The Company will begin to amortize the remaining acquisition costs when the project evaluation is complete, which is currently estimated to be during the fiscal year ending March 31, 2004.

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

         Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

              Equipment, furniture and fixtures                   3-7 years
              Vehicles                                            3-5 years

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Earnings (Loss) Per Common Share

         Basic earnings (loss) per common share are computed based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share are computed assuming all dilutive potential common shares were issued. Dilutive potential common shares consist of stock options, warrants and common stock subscribed. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

     Cash Flows Presentation

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

     Advertising

         The Company expenses all advertising costs as incurred. Expense for the years ended March 31, 2003 and 2002 were $290 and $14,261, respectively.

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

         Since the Company did not grant options to employees in 2003, there is no pro forma effect to disclose in relation to compensation expense using the fair value method prescribed by SFAS No. 123.

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

         Using the above assumptions, the fair value of the options granted in 2002 on a pro forma basis would result in additional compensation expense of $385,200. As such, pro forma net loss and net loss per share would be as follows for the year ended March 31, 2002:


         Net loss as reported            ($1,374,313)
         Additional compensation             385,200
                                         -----------

         Pro forma net loss              ($1,759,513)
                                         ===========

         Loss per share as reported      ($     0.13)
                                         ===========

         Pro forma loss per share        ($     0.17)
                                         ===========

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

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     New Pronouncements

         In July 2001, the FASB issued SFAS No. 143, Accounting for Asset
          Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company beginning in 2003, but earlier adoption is encouraged. Adoption of the standard will result in recording a cumulative effect of a change in accounting principle in the period of adoption. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 liabilities related to an exit or disposal activity will be recognized when the liability has been incurred instead of recognizing the liability at the date of an entity's commitment to an exit plan. The standard is effective for the Company for any exit or disposal activities initiated after December 31, 2002, but earlier adoption is encouraged. The Company has not yet determined the impact of this standard upon adoption.

         The FASB has issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends the disclosure requirements of SFAS No. 123. The statement provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted this statement.

NOTE 2. GOING CONCERN

     The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has a working capital deficit. In addition, sales of meat products have been declining and no meat products have been sold since October 2002. The appropriateness of using the going concern basis is dependent upon the Company's ability to retain existing financing and to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3. CONCENTRATIONS OF CREDIT RISK

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

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash equivalents and trade receivables. During the years ended March 31, 2003 and 2002, the Company maintained money market accounts with a bank, which at times exceeded federally insured limits. Cash equivalents held in money market accounts at March 31, 2003 and 2002 were $212 and $923, respectively.

     Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating within the United States and oil and gas customers.

     At March 31, 2003, receivables from an oil and gas customer and a food industry customer comprised 86% and 12%, respectively, of the trade receivable balance. Receivables from an oil and gas customer and a food industry customer at March 31, 2002 comprised 17% and 46%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible.

NOTE 4. INVENTORY

     Inventory consists of the following:

                                     2003          2002
                                   --------      --------

         Meat held for resale      $157,058      $122,858
         Oil in tanks                13,868        32,382
                                   --------      --------

                                   $170,926      $155,240
                                   ========      ========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. OIL AND GAS PROPERTIES AND OPERATIONS

     Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31, 2003 and 2002 are as follows:

                                                                                  2003             2002
                                                                              -----------      -----------
         Capitalized costs of oil and gas properties:
              Proved                                                          $29,930,156      $29,788,197
              Unproved                                                            834,579          834,579
                                                                              -----------      -----------

                                                                               30,764,735       30,622,776
         Less accumulated depletion,
              depreciation, and amortization                                      159,023           70,698
                                                                              -----------      -----------

                                                                              $30,605,712      $30,552,078
                                                                              ===========      ===========

     Costs incurred in oil and gas producing activities were as follows:

                                                                                     2003             2002
                                                                              -----------      -----------
         Property acquisitions
              Unproved                                                        $        --      $        --
         Exploration                                                               80,555          116,115
         Development                                                               61,404          162,767
                                                                              -----------      -----------

                                                                              $   141,959      $   278,882
                                                                              ===========      ===========


     Results of operations of oil and gas producing activities for the years ended March 31, 2003 and 2002 are as follows:

                                                             2003           2002
                                                          ---------      ---------

     Revenues from oil and gas producing activities:
          Sales to unaffiliated parties                   $ 428,446      $ 503,373
     Expenses
          Production and operating                          261,790        421,314
          General and administrative                         83,259        112,646
          Depreciation and depletion                         56,325         53,446
                                                          ---------      ---------

              Total expenses                                401,374        587,406
                                                          ---------      ---------

     Pretax income (loss) from producing activities          27,072        (84,033)
     Income tax expense                                          --             --
                                                          ---------      ---------

     Results of oil and gas producing activities
          (excluding corporate overhead and
           interest costs)                                $  27,072      ($ 84,033)
                                                          =========      =========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. LINE OF CREDIT

     In April 2001, the Company obtained a $2,000,000 revolving line of credit from a banking institution. The credit facility bears interest at 1% above the Wall Street Journal prime rate per annum (4.25% at March 31, 2003) and is due on demand. At March 31, 2003 the Company had drawn $2,000,000 against the credit facility. The credit line matured on April 25, 2002 and is past due. The Company is negotiating new terms with the lender although there can be no assurance that the Company will be successful. The Company's largest shareholder has provided collateral for this loan. Interest cost for the years ended March 31, 2003 and 2002 was $110,472 and $79,916, respectively.


NOTE 7. NOTE PAYABLE, RELATED PARTY

     The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2004, from ALMAC Financial Corporation, a corporation owned by a major shareholder. At March 31, 2003 and 2002 the Company had drawn $2,525,369 and $1,876,470, respectively, under the line of credit. At March 31, 2003 and 2002 accrued expenses payable includes $194,813 and $103,337 of accrued interest related to this line of credit agreement. Interest cost for the years ended March 31, 2003 and 2002 was $221,768 and $182,537, respectively. In addition, at March 31, 2002, the Company had a $124,103 long-term account payable due to ALMAC, bearing no interest, which was retired during the year ended March 31, 2003.


NOTE 8. BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     At March 31, 2003 and 2002, the Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area. Revenue recognition and other accounting policies by segment are consistent with those for the consolidated entity disclosed in Note 1.

     SEGMENT INFORMATION:

                                                   2003                                          2002
                               -------------------------------------------    --------------------------------------------
                                Oil and Gas        Meat          Total        Oil and Gas        Meat           Total
                               ------------   ------------    ------------    ------------    ------------    ------------
     Revenues from
       external customers      $    428,446   $    110,860    $    539,306    $    503,373    $    533,768    $  1,037,141
     Interest revenue                    --             --              --              --               1               1
     Depletion, depreciation
       and amortization              56,325         37,523          93,848          53,446          34,481          87,927
     Segment profit (loss)           27,072       (174,033)       (146,961)        (84,033)       (577,562)       (661,595)
     Segment assets              30,679,625        451,347      31,130,972      30,662,757         499,061      31,161,818
     Expenditures for
       segment assets               141,959             --         141,959         278,882         124,102         402,984


     RECONCILIATIONS:
     REVENUES                               2003            2002
                                      ----------      ----------
     Total revenues for
       reportable segments            $  539,306      $1,037,141
     Other revenues                           --              --
                                      ----------      ----------

     Total consolidated revenues      $  539,306      $1,037,141
                                      ==========      ==========


                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS - continued

     PROFIT OR LOSS
     Total profit (loss) for
       reportable segments         ($   146,961)   ($   661,595)
     Other profit or loss              (737,937)       (712,718)
                                   ------------    ------------
     Income (loss) before income
       taxes                       ($   884,898)   ($ 1,374,313)
                                   ============    ============

     ASSETS
     Total assets for
       reportable segments         $ 31,130,972    $ 31,161,818
     Other assets                        74,583          70,745
                                   ------------    ------------

     Consolidated total            $ 31,205,555    $ 31,232,563
                                   ============    ============

     OTHER SIGNIFICANT ITEMS:


                                                   2003                                2002
                                     --------------------------------    --------------------------------
                                      Segment               Consolidated   Segment              Consolidated
                                       Totals   Adjustments    Totals      Totals   Adjustments    Totals
                                     --------    --------    --------    --------    --------    --------
     Interest revenue                $     --    $     60    $     60    $      1    $    161    $    162
     Interest expense                      --     332,240     332,240         297     262,454     262,751
     Expenditures for assets          141,959          --     141,959     402,984          --     402,984
     Depletion, depreciation
       and amortization                93,848       6,320     100,168      87,927      12,529     100,456


     Adjustments to reconcile total segment interest revenue and expense, and depreciation and amortization to consolidated totals are attributed to corporate headquarters, which is not included in segment information.

     The Company recorded meat sales to the following major customers for the years ended March 31:

                              2003                    2002
                   ----------------------   ---------------------
                     Amount       Percent     Amount      Percent
                   ----------     -------   ----------     ------
     Customer A    $  110,860       100.0%  $  507,445       94.7%
     Customer B            --        --             --         --
                   ----------     -------   ----------     ------

                   $  110,860       100.0%  $  507,445       94.7%
                   ==========     =======   ==========     ======

     The Company recorded oil and gas sales to the following major customers for the years ended March 31:

                           2003                     2002
                   --------------------   --------------------
                    Amount      Percent    Amount      Percent
                   --------     -------   --------     -------
     Customer A    $250,596        59.0%  $321,745        64.0%
     Customer B     177,850        41.0%   181,628        36.0%
                   --------     -------   --------     -------

                   $428,446       100.0%  $503,373       100.0%
                   ========     =======   ========     =======


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

     The following schedule summarizes pertinent information with regard to the 2000 Plan for the years ended March 31, 2003 and 2002:

                                    2003                       2002
                          ----------------------      ---------------------
                                         Weighted                   Weighted
                                          Average                    Average
                             Shares      Exercise       Shares      Exercise
                          Outstanding      Price      Outstanding     Price
                          -----------      -----      -----------     -----

     Beginning of year       510,000       $1.50        300,000       $2.50
          Granted                 --          --        510,000        1.50
          Exercised               --          --             --          --
          Forfeited         (510,000)      (1.50)      (300,000)      (2.50)
          Expired                 --          --             --          --
                            --------       -----       --------       -----
     End of year                  --       $  --        510,000       $1.50
                            ========       =====       ========       =====

     Exercisable                  --       $  --             --       $  --
                            ========       =====       ========       =====

         Weighted average
              fair value of
              options granted                          $      -       $1.35
                                                       ========       =====

     The options granted in 2002 were to an employee and the market price at the date of grant was in excess of the exercise price resulting in compensation costs charged to expense of $100,800 for the year ended March 31, 2002. All options were forfeited during the year ended March 31, 2003 due to the employee being terminated.

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

     The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31, 2003 and 2002:

                                                2003                       2002
                                       --------------------     ---------------------
                                                    Weighted                   Weighted
                                                     Average                   Average
                                         Shares     Exercise      Shares       Exercise
                                       Outstanding    Price     Outstanding     Price
                                       -----------    -----     -----------     -----
              Beginning of year          150,000      $1.50       130,000       $9.40
                   Granted                    --         --       150,000        1.50
                   Exercised                  --         --            --          --
                   Forfeited                  --         --            --          --
                   Expired                    --         --      (130,000)      (9.40)
                                         -------      -----       -------       -----

              End of year                150,000      $1.50       150,000       $1.50
                                         =======      =====       =======       =====

              Exercisable                     --      $  --            --       $  --
                                         =======      =====       =======       =====

              Weighted average
                   fair value of
                   warrants issued                    $  --                     $0.64
                                                      =====                     =====


     All 150,000 warrants are exercisable at $1.50 per share and the remaining contractual life is 1.5 years as of March 31, 2003.

     During the years ended March 31, 2003 and 2002, the Company recorded $0 and $16,000, respectively, for services rendered related to warrants issued under the agreements.

     The fair value of each warrant grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of three years; expected volatility of 99.6%; and no expected dividends.

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

     The Company federal tax provision consists of the following:

                       2003         2002
                   --------      -------

     Current       $     --      $    --
     Deferred            --           --
                   --------      -------

                         --           --
                   ========      =======

     At March 31, the deferred tax asset and liability balances are as follows:

                                           2003               2002
                                      ------------       ------------
     Deferred tax asset
          Oil and gas properties      $  8,049,925       $  8,049,925
          Net operating loss             2,676,190          2,376,260
                                      ------------       ------------

                                        10,726,115         10,426,185
     Deferred tax liability                     --                 --
                                      ------------       ------------

     Net deferred tax asset             10,726,115         10,426,185
     Valuation allowance               (10,726,115)       (10,426,185)
                                      ------------       ------------

                                      $         --       $         --
                                      ============       ============

     The net change in the valuation allowance for 2003 and 2002 is an increase of $299,930 and $429,305, respectively. The deferred tax asset is due to the net operating loss carryover and difference in the basis of oil and gas properties for tax and financial reporting purposes.

     The Company has a net operating loss carryover of approximately $7,871,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2022, if not previously utilized.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. STOCK BONUS PLAN

     The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The administration of the plan is done by the Company's stock option committee. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2003, 27,800 shares had been issued in accordance with the plan.


NOTE 13. SHAREHOLDERS' EQUITY

     Effective January 2, 2002, the Company entered into a "private placement" to sell up to 1,750,000 shares of its common stock. As of March 31, 2003, the Company has received cash for 498,313 shares of common stock subscribed of $444,833, net of private placement costs of $53,480.


NOTE 14. CONTINGENCIES

     The Company is the defendant in a lawsuit in which the plaintiff alleges that the Company owes it for disputed invoices. In addition, the Company is the defendant in a lawsuit in which the plaintiff alleges that the Company entered into an employment agreement and terminated her employment prior to the end of the term and that the Company owes her damages based on termination.

     The Company is the plaintiff in a lawsuit whereby they represent that the defendant agreed to provide a loan to the Company, which subsequently entered into contracts for the drilling of oil and gas wells, and the defendant thereafter refused to make the loan, causing the Company damages. In addition, the Company is the plaintiff in a lawsuit in which it filed an action to recover money it alleged was wrongfully converted by the defendant, for breach of contract and for indemnification relating to an employment agreement.

     These matters are in the discovery stage. Because of the incomplete status of discovery and the uncertainties of litigation, an evaluation of the likelihood of a favorable or unfavorable outcome or an estimate of loss, if any, cannot be made. The Company believes that these matters will be resolved without a material adverse impact on the Company.


NOTE 15. SUBSEQUENT EVENT

     Effective May 30, 2003, the directors of the Company granted options to purchase 3,025,000 shares of the authorized but unissued common stock of the Company under the 2000 Stock Option Plan at an option price of $.50 per share.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. SUPPLEMENTARY FINANCIAL INFORMATION
         FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

                                                          Oil (Bbls)         Gas (Mcf)
                                                          ----------         ---------

         March 31, 2001                                   26,613,325                --
              Extensions, additions and discoveries        4,846,677         5,023,955
              Revisions of previous estimates             (3,782,371)               --
              Production                                     (21,614)         (221,573)
                                                         -----------       -----------

         March 31, 2002                                   27,656,017         4,802,382
              Extensions, additions and discoveries          426,050                --
              Revisions of previous estimates               (388,874)       (2,973,777)
              Production                                     (12,782)         (154,716)
                                                         -----------       -----------

         March 31, 2003                                   27,680,411         1,673,889
                                                         ===========       ===========

     Proved Developed Reserves

         March 31, 2002                                    6,401,169         4,802,382
                                                         ===========       ===========

         March 31, 2003                                    6,798,421         1,673,889
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

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SUPPLEMENTARY FINANCIAL INFORMATION
         FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) - continued

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

         Standardized Measure of Discounted Future
         Net Cash Flows Relating to Proved Reserves

                                                     March 31, 2003      March 31, 2002
                                                     --------------      --------------
     Future cash inflows                             $ 561,848,000       $ 481,901,000
          Future costs:
          Production                                  (231,160,000)       (172,267,000)
          Development                                   (6,844,000)         (6,380,000)
                                                     -------------       -------------

     Future net cash flows before income tax           323,844,000         303,254,000
     Future income tax                                (107,590,000)       (101,015,000)
                                                     -------------       -------------

     Future net cash flows                             216,254,000         202,239,000
     10% annual discount                              (121,051,000)       (111,802,000)
                                                     -------------       -------------

     Standardized measure of
          discounted future net cash flows           $  95,203,000       $  90,437,000
                                                     =============       =============

     Changes in Standardized Measure of
     Discounted Future Net Cash Flows

                                                     March 31, 2003      March 31, 2002
                                                     --------------      --------------
     Sales of oil and gas
          net of production costs                    ($    167,000)      ($     82,000)
     Net changes in prices
          and production costs                           7,697,000            (903,000)
     Extensions, additions
          and discoveries                                2,204,000          46,224,000
     Revision of quantity
          estimates and timing                         (12,460,000)        (62,623,000)
     Accretion of discount                               9,044,000           9,296,000
     Net change in income taxes                         (2,940,000)         (3,421,000)
     Other                                               1,388,000           8,991,000
                                                     -------------       -------------

     Net increase (decrease)                         $   4,766,000       ($  2,518,000)
                                                     =============       =============


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 27, 2003                UNITED HERITAGE CORPORATION

                                   By: Walter G. Mize
                                       -------------------------------
                                       Walter G. Mize, Chairman of the Board,
                                       President, and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 27th day of June, 2003.

                                                SIGNATURE, TITLE

                                                Walter G. Mize
                                                -------------------------------
                                                Walter G. Mize
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                *s/Harold L. Gilliam
                                                -------------------------------
                                                Harold L. Gilliam
                                                Secretary, Treasurer, Chief
                                                Financial Officer
                                                (Principal Accounting Officer)


                                                * s/Joe Martin
                                                -------------------------------
                                                Dr. Joe Martin
                                                Director


                                                * s/C. Dean Boyd
                                                -------------------------------
                                                C. Dean Boyd
                                                Director


                                                * s/Theresa D. Turner
                                                -------------------------------
                                                Theresa D. Turner
                                                Director

                                                *s/Larry G. Coker
                                                -------------------------------
                                                Larry G. Coker
                                                Director

*By: /s/ Walter G. Mize
     --------------------------------------
     Walter G. Mize, as Attorney-in-Fact
     for each of the persons indicated

                                  CERTIFICATION
     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

I, Walter G. Mize, certify that:

1. I have reviewed this annual report on Form 10-KSB of United Heritage Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Walter G. Mize                                      June 27, 2003
--------------
Walter G. Mize
President and Chief Executive Officer

                                  CERTIFICATION
     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002


I, Harold L. Gilliam, certify that:

1. I have reviewed this annual report on Form 10-KSB of United Heritage Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Harold L. Gilliam                                          June 27, 2003
-----------------
Harold L. Gilliam
Secretary and Chief Financial Officer