Form 10QSB
period 2003-06-30
UNITED HERITAGE CORP
filed 2003-08-15
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark  One
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003; or

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

     The number of shares of common stock, $0.001 par value, outstanding at August 8, 2003, was 11,280,689 shares.

     Traditional  Small  Business  Format
     (Check  one)    yes( )   no(x)

                     UNITED HERITAGE CORPORATION-FORM 10-QSB
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                       Page Number

         Item 1 - Financial Statements

              Consolidated Condensed Balance Sheets
              at June 30, 2003(unaudited) and March 31, 2003 (audited)      2-3

              Consolidated Condensed Statements of Income (unaudited)
              for the three months ended June 30, 2003 and June 30, 2002      4

              Consolidated Condensed Statements of Cash Flows (unaudited)
              for the three months ended June 30, 2003 and June 30, 2002      5

              Notes to Consolidated Condensed Financial Statements          6-9

         Forward-Looking Statements                                          11

         Item 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations           12-13

         Item 3 - Controls and Procedures                                    13

PART  II  -  OTHER  INFORMATION

         Item 1 -Legal Proceedings                                           14

         Item 2- Changes in Securities                                       14

         Item 3 - Defaults upon Senior Securities                            14

         Item 4- Submission of Matters to a Vote of Security Holders         14

         Item 5- Other Information                                           14

         Item 6- Exhibits and Reports on Form 8-K                         14-15

SIGNATURES                                                                   15

OFFICER  CERTIFICATES                                                     16-18

Part  I,  Item  1.  FINANCIAL  STATEMENTS

                          UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     June 30,      March 31,
                                                      2003          2003
                                                  ------------  ------------
                                                   (UNAUDITED)

ASSETS

CURRENT ASSETS
    Cash                                          $     6,834   $    16,778
    Trade accounts receivable                          38,238        43,160
    Accounts receivable - affiliate                    19,428        19,428
    Inventory                                         169,426       170,926
    Prepaid expenses                                  223,556       236,265
                                                  ------------  ------------
            Total Current Assets                      457,482       486,557
                                                  ------------  ------------

OIL AND GAS PROPERTIES, accounted for
    using the full cost method, net of accumulated
    depletion  and depreciation of $127,133
    at June 30, 2003 and $159,023 at
    March 31, 2003
            Proved                                 29,800,825    29,771,133
            Unproved                                  834,579       834,579
                                                  ------------  ------------
                                                   30,635,404    30,605,712
                                                  ------------  ------------

PROPERTY AND EQUIPMENT, at cost
    Equipment, furniture and fixtures                 253,039       253,039
           Vehicles                                    56,720        56,720
                                                  ------------  ------------
                                                      309,759       309,759
           Less accumulated depreciation             (207,196)     (196,473)
                                                  ------------  ------------
                                                      102,563       113,286
                                                  ------------  ------------

TOTAL ASSETS                                      $31,195,449   $31,205,555
                                                  ============  ============

                          UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                              JUNE  30,     MARCH 31,
                                                2003           2003
                                            -------------  ------------
                                             (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                          $   2,000,000   $  2,000,000
    Accounts payable                              657,346        565,468
    Accrued expenses                              394,387        310,998
                                            -------------   ------------
        Total Current Liabilities               3,051,733      2,876,466
                                            -------------   ------------

LONG-TERM LIABILITIES
    Note payable, related party                 2,558,469      2,525,369
                                            -------------   ------------
        Total Liabilities                       5,610,202      5,401,835
                                            -------------   ------------

SHAREHOLDERS' EQUITY
    Common stock, $0.001 par value,
    125,000,000 shares authorized;
    issued and outstanding:                        10,663         10,463
      June 30, 2003-10,662,410
      March 31, 2003-10,462,410
    Common stock subscribed; June 30, and
      March 31, 2003-498,313 shares               443,833        444,833
    Additional paid-in capital                 35,593,070     35,477,094
    Accumulated deficit                       (10,394,574)   (10,080,674)
                                            -------------   ------------
                                               25,652,992     25,851,716
    Deferred compensation and consulting          (67,745)       (47,996)
                                            -------------   ------------
        Total Shareholders' Equity             25,585,247     25,803,720
                                            -------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  31,195,449   $ 31,205,555
                                            ==============  ============

See  notes  to  consolidated  condensed  financial  statements

                     UNITED HERITAGE CORPORATION
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                               THREE MONTHS ENDED
                                                   JUNE  30,
                                           --------------------------
                                               2003          2002
                                           ------------  ------------
OPERATING REVENUES
     Processed meat products               $         -   $    75,459
     Oil and gas sales                         104,688       102,488
                                           ------------  ------------
TOTAL OPERATING REVENUES                       104,688       177,947
                                           ------------  ------------

OPERATING COSTS AND EXPENSES
     Processed meat products                         -        59,592
     Production and operating                   65,411        67,361
     Selling                                         -        28,191
     Depreciation and depletion                 22,927        14,828
     General and administrative                244,255       187,223
                                           ------------  ------------
TOTAL OPERATING COSTS AND EXPENSES             332,593      357,195
                                           ------------  ------------

LOSS from Operations                          (227,905)     (179,248)

OTHER INCOME (EXPENSE)
     Miscellaneous income                        3,621            36
     Interest expense                          (89,613)      (48,491)
                                           ------------  ------------

NET LOSS                                   $  (313,897)  $  (227,703)
                                           ============  ============

Loss per share (basic)                     $     (0.03)  $     (0.02)
                                           ============  ============

Weighted average number of shares (basic)   10,582,190    10,264,059
                                           ============  ============

See notes to consolidated condensed financial statements

                          UNITED HERITAGE CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                           JUNE 30,
                                                   ------------------------
                                                      2003         2002
                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (313,897)  $ (227,703)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and depletion                         22,927       14,828
    Recognition of services performed for stock        24,750            -
    Deferred compensation and consulting               22,501       16,795
    Stock options issued for services                  49,176            -
    Changes in assets and liabilities:
      Accounts receivable                               4,922       18,331
      Inventory                                         1,500       25,286
      Other current assets                             12,709       14,246
      Checks issued in excess of bank balances              -       (1,488)
      Accounts payable and accrued expenses           175,267       (8,177)
                                                   -----------  -----------
  Net cash used in operating activities                  (145)    (147,882)
                                                   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to oil and gas properties               (41,899)     (38,054)
                                                   -----------  -----------
  Net cash used in investing activities               (41,899)     (38,054)
                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings                           33,100      127,075
    Proceeds (costs) of private placement              (1,000)      62,000
                                                   -----------  -----------
  Net cash provided by financing activities            32,100      189,075
                                                   -----------  -----------

(Decrease)  Increase in cash and cash equivalents
                                                       (9,944)       3,139

Cash at beginning of period                            16,778          -0-
                                                   -----------  -----------

    CASH AT END OF PERIOD                          $    6,834   $    3,139
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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
10-KSB  for  the  year  ended  March  31,  2003.

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

     Management of the Company is currently exploring other methods of financing operations including additional borrowing from a related party financing company, potential joint venture partners and selling portions or all of certain properties and/or subsidiary companies. The Company is also reducing overhead in its oil and gas and meat sales segments and in its corporate headquarters. The Company expects that these actions will allow it to continue and eventually achieve its business plan.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE  3  -  INVENTORY


     Inventory  consists  of  the  following:
                                                       JUNE  30,   MARCH 31,
                                                         2003        2003
                                                       ----------  ----------
                                 Meat held for resale  $  157,058  $  157,058
                                 Oil in tanks              12,368      13,868
                                                       ----------  ----------
                                                       $  169,426  $  170,926
                                                       ==========  ==========

NOTE  4  -  OIL  AND  GAS  PROPERTIES

     Capitalized costs related to oil and gas producing activities and related accumulated depletion; depreciation and amortization are as follows:

                                                        JUNE  30,     MARCH 31,
                                                           2003         2003
                                                       ===========  ===========
     Capitalized costs of oil and gas properties:
        Proved                                         $29,927,958  $29,930,156
        Unproved                                           834,579      834,579
                                                       -----------  -----------
                                                        30,762,537   30,764,735
     Less accumulated depletion, depreciation,
        And amortization                                   127,133      159,023
                                                       -----------  -----------
                                                       $30,635,404  $30,605,712
                                                       ===========  ===========

Proved  Reserves  are  as  follows:
                                                       Oil (Bbls)   Gas (Mcf)
                                                      ------------  ----------
     March 31, 2003                                    27,680,411    1,673,889
                                                      ------------   ----------
       Extensions, additions and discoveries                  -0-          -0-
       Less production for period (three months)           (2,613)     (33,304)
                                                      --0---------  ----------
     June 30, 2003                                     27,677,798    1,640,585
                                                      ============  ==========

NOTE  5  -  CONCENTRATION  OF  CREDIT  RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.
Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers. Receivables from one oil and gas customer at June 30, 2003 comprised approximately 33% of the trade receivables balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE  6  -  LINE  OF  CREDIT

     The line of credit liability represents amounts drawn under a $2,000,000 revolving credit facility with a financial institution. The credit line matured on April 25, 2002, and is past due. It bears interest at one percent above the Wall Street Journal prime rate. The Company is negotiating new terms with the lender although there can be no assurance that the Company will be successful. The Company's largest shareholder provided collateral for this loan.

NOTE  7  -  NOTE  PAYABLE  TO  RELATED  PARTY

     The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2005, from ALMAC Financial Corporation, a corporation owned by the largest shareholder of the Company. At June 30, 2003 the Company had drawn $2,558,469 under the line of credit.

NOTE  8  -  NET  LOSS  PER  COMMON  SHARE

     Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 2003 and June 30, 2002. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.
NOTE  9  -  INCOME  TAXES

     As of March 31, 2003, the Company had net operating loss carryovers of approximately $7,871,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2022, if not previously utilized.

NOTE  10  -  ESTIMATES

     The preparation of interim consolidated financial statements as of June 30, 2003 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  11  -  2002  CONSULTANT  EQUITY  PLAN

     In August 2002 the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. 100,000 shares were issued pursuant to the plan during the three months ended June 30, 2003.

NOTE  12  -  BUSINESS  SEGMENTS

     The Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

SEGMENT  INFORMATION:

                                                    THREE MONTHS ENDED JUNE 30,
                                   -----------------------------------------------------------------
                                                 2003                             2002
                                   -------------------------------  --------------------------------
                                   Oil & Gas     Meat      Total    Oil & Gas     Meat      Total
                                   ----------  --------  ---------  ----------  ---------  ---------

Revenues from external customers   $  104,688       -0-  $104,688   $102,488    $ 75,459   $177,947
Segment profit (loss)                   2,086  (51,068)   (48,982)     8,317     (89,621)  (81,304)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                    104,688                           177,947
Other revenues                                                -0-                               -0-
                                                         --------                          ---------
Total consolidated revenues                              $104,688                          $177,947
                                                         =========                         =========

PROFIT  OR  LOSS
Total profit (loss) for reportable
  Segments                                              $ (48,982)                         $(81,304)
Other profit or (loss)                                   (264,915)                         (146,399)
                                                        ----------                        ----------
Income (loss) before income taxes                       $(313,897)                        $(227,703)
                                                        ==========                        ==========

NOTE 13.  STOCK OPTIONS

On May 30, 2003 the Company granted 3,155,000 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two year period with terms of three to five years. The exercise price is $.50 per share. The following table summarizes pertinent information with regard to the 2000 Plan for the quarter ended June 30, 2003:

                                                     2003
                                   -------------------------------------
                                                                Weighted
                                                                 Average
                                        Options                Exercise
                                    Outstanding                   Price
                                    --------------         ---------------

     Beginning of year              $          -
         Granted                        3,155,000          $           .50
         Exercised                         -
         Forfeited                         -
         Expired                           -                             -
                                    --------------         ---------------

     End of year                        3,155,000          $           .50
                                    =============          ===============

     Exercisable                        1,745,000          $           .50
                                    =============          ===============

     Weighted average
         fair value of
         options issued             $        .16
                                    =============

The options granted to non-employees and directors resulted in an expense of $49,176 for the quarter ended June 30, 2003.

The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 4%; an expected life of three years; expected volatility of 98.80%; and no expected dividends.

Using the above assumptions, the fair value of the options granted to employees and directors in 2003 on a pro forma basis would result in additional compensation expense of $227,640 for the quarter ended June 30, 2003. Pro forma net loss and net loss per share would be as follows:


     Net loss as reported                                 ($  313,897)
     Additional compensation                              (   227,640)
                                                        --------------

     Pro forma net loss                                   ($  541,537)
                                                        ==============

     Loss per share as reported                           ($      .03)
                                                        ==============

     Pro forma net loss per share                         ($      .05)
                                                        ==============

NOTE  14  -  SUBSEQUENT  EVENTS

     Subsequent to June 30, 2003, the Company issued 498,313 shares of common stock in connection with a private placement. These shares are reported as common stock subscribed in the accompanying financial statements.

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

     - Whether or not the Company can successfully reintroduce its meat products.

     - The occurrence of cash flow shortages that the Company cannot fund through advances by it's largest shareholders or other sources;

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

MATERIAL  CHANGES  IN  RESULTS  OF  OPERATIONS

     Meat  Products.  There were no revenues for the Company's meat products for
     --------------
the current quarter. Revenues were $75,459 for the three-month period ended June 30, 2002. Due to a decision to reevaluate its products, National has had no product sales since September 2002.

     Oil and Gas.  Gross sales of oil and gas were $104,688 and $102,488 for the
     -----------
three-months ended June 30, 2003 and June 30, 2002, respectively. Production and operating costs were $65,411 and $67,361 for the three months ended June 30, 2003 and 2002, respectively. Production costs for the fiscal 2003 period were comparable to the prior year period. The lack of operating capital has affected the Company's ability to increase production during 2003.

     Selling,  General & Administrative.  There were no selling expenses for the
     ----------------------------------
three-month period ended June 30, 2003 due to the suspension of meat products sales relating to the reevaluation of the Company's product lines.

     General and administrative expenses for the three-month period ended June 30, 2003 and June 30, 2002 were $244,255 and $187,223, respectively. The increase from the period ended June 30, 2002 was due primarily to increased legal fees; offset somewhat by a reduction in general corporate expenses.

     Interest  Expense.  Interest  expense  increased to $89,613 for the current
     -----------------
three-month period as compared to $48,491 for the prior year period due to the increased debt levels of the Company.

     On a consolidated basis, the Company had a net loss for the three-month period ended June 30, 2003 of ($313,897) as compared to the net loss of $227,703 for the three-month period ended June 30, 2002. The primary reason for the increase in net loss was increased interest costs.

     Sources  and  Uses  of  Cash.  During the three-month period ended June 30,
     ----------------------------
2003, the Company applied cash of $145 to its operations and $41,899 to investments in the oil and gas operations of its Subsidiaries. An affiliate of the Company's largest shareholder advanced funds in the amount of $33,100 to pay for these expenditures. By comparison, the Company's operating activities used $147,882, of cash during the three-month period ended June 30, 2002. Investing activities used cash in the amount of $38,054 for the three-month period ended June 30, 2002, representing additions to oil and gas properties and equipment. Cash flow from financing activities was $189,075 for the period ended June 30, 2002 representing $127,075 from borrowings and $62,000 from a private placement of common stock.

     At June 30, 2003, the Company had minimal cash. When internally generated cash flows are not adequate for maintenance of the Company's operations, the Company seeks cash advances from its largest shareholder and Chief Executive Officer, Walter G. Mize, or from an entity controlled by him or seeks other sources. There can be no assurance that such financing will be obtained.

     During the three-month period ended June 30, 2003, an entity controlled by Mr. Mize advanced $33,100 to the Company under a line of credit. This line of credit is secured by substantially all of the assets of the Company and Subsidiaries. At June 30, 2003, $2,558,469 was advanced under the line of credit. At August 8, 2003, the outstanding balance was $2,581,469, leaving $418,531 available. The Company's other line of credit remains fully drawn.

     The Company is seeking strategic transactions that might involve a sale or assignment of all or a portion of the Company's interests in the oil and gas properties of its Subsidiaries. Management is also considering a disposition of National or it's operations.

     The Company's equity capital has shown a decrease of $218,473 since March 31, 2003, the previous fiscal year-end. This decrease is primarily the result of the net loss for the three-month period ended June 30, 2003.

     The Company had a working capital deficit of $2,594,251 as of June 30, 2003, an increase of $204,342 as compared to the working capital deficit reported at March 31, 2003 of $2,389,909. Current assets decreased $29,075 during the three-month period ended June 30, 2003, due primarily to reduced prepaid expenses and cash. Current liabilities increased by $175,267, due to increased accounts payable and accrued expenses resulting from the continued lack of operating cash flows.

     Total assets of the Company were $31,195,449 as of June 30, 2003, which is substantially unchanged from the total assets of $31,205,555 reported at March 31, 2003.

PART  I,  ITEM  3.  CONTROLS  AND  PROCEDURES
---------------------------------------------

     An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART  II  -  OTHER  INFORMATION
-------------------------------

     ITEM  1. LEGAL  PROCEEDINGS
     --------------------------------

                    Not  Applicable

     ITEM  2. CHANGE  IN  SECURITIES
     --------------------------------

                    On April 30, 2003 the Company issued 100,000 shares of restricted common stock to Next Level Financial Communications under a financial services agreement The value of the securities was $.29 per share. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

     ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
     --------------------------------------------

                    None.

     ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
     ---------------------------------------------------------------------

                    None.

     ITEM  5.  OTHER  INFORMATION
     ---------------------------------

                    None.

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
     -----------------------------------------------

               (a)  Exhibits.

                    3.1  Articles  of  Incorporation,  as  amended  (1)
                    3.2  Bylaws  (1)
                    31.1 Certification  Pursuant  to  Rule  13a-14(a)  and
                         15d-14(a)(2)
                    31.2 Certification  Pursuant  to  Rule  13a-14(a)  and
                         15d-14(a)(2)
                    32 Certification Pursuant to Section 1350 of Title 18 of the United States Code(2)


                    (1) Incorporated by reference from Form S-18 file no. 2-73370, filed with the commission on July 24, 1981
                    (2)  Filed  herewith

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  (CONTINUED)
     ------------------------------------------------------------

               (b)  Reports  on  Form  8-K

                    On May 5, 2003 the Company filed a Form 8-K to disclose an information sheet it intended to provide to potential investors.

                    On July 15, 2003 the Company filed a Form 8-K to disclose an information sheet it intended to provide to potential investors, followed by a related amendment on Form 8-K/A filed July 17, 2003.



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNITED  HERITAGE  CORPORATION


                                   By:  Walter  G.  Mize
                                      ------------------------------------------
Date:  August  14,  2003                Walter  G.  Mize,  President  and
                                        Chief  Executive  Officer


                                   By:  Harold  L.  Gilliam
                                      ------------------------------------------
Date:  August  14,  2003                Harold  L.  Gilliam,  Chief  Financial
                                        Officer  and  Secretary