Form 10QSB
period 2003-09-30
UNITED HERITAGE CORP
filed 2003-11-13
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One
     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
            September 30, 2003; or

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

         The number of shares of common stock, $0.001 par value, outstanding at November 4, 2003, was 11,280,723 shares.

         Traditional Small Business Format
         (Check one)    yes(   )   no( x )

                    UNITED HERITAGE CORPORATION--FORM 10-QSB
                                    CONTENTS

Part I - Financial Information                                                                   Page Number
           Item 1 - Financial Statements

                  Consolidated Condensed Balance Sheets
                  at September 30, 2003(unaudited) and March 31, 2003 (audited)                    2 - 3

                  Consolidated Condensed Statements of Income (unaudited) for the three months and six months ended September 30, 2003
                        and September 30, 2002                                                     4

                  Consolidated Condensed Statements of Cash Flows (unaudited)
                  for the six months ended September 30, 2003 and September 30,
                       2002                                                                        5

                  Notes to Consolidated Condensed Financial Statements                             6 - 11

           Forward-Looking Statements                                                              12

           Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                 13-14

           Item 3 - Controls and Procedures                                                        15

Part II  - Other Information

           Item 1 -Legal Proceedings                                                               15

           Item 2- Changes in Securities                                                           15

           Item 3 - Defaults upon Senior Securities                                                15

           Item 4- Submission of Matters to a Vote of Security Holders                             15

           Item 5- Other Information                                                               15

           Item 6- Exhibits and Reports on Form 8-K                                                15-16

Signatures                                                                                         16

Officer Certificates                                                                               17-19

PART I, ITEM 1.  FINANCIAL STATEMENTS

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             September 30,             March 31,
                                                                                  2003                    2003
                                                                         ----------------------- -----------------------
                                                                              (UNAUDITED)
ASSETS

 CURRENT ASSETS
     Cash                                                                 $               8,533            $     16,778
     Trade accounts receivable                                                           29,364                  43,160
     Accounts receivable - affiliate                                                     19,428                  19,428
     Inventory                                                                          171,558                 170,926
     Prepaid expenses                                                                   210,599                 236,265
                                                                         ----------------------- -----------------------
                   Total Current Assets                                                 439,482                 486,557
                                                                         ----------------------- -----------------------

 OIL AND GAS PROPERTIES, accounted for using the full cost method, net of accumulated depletion and depreciation of $147,697 at
     September 30, 2003 and $159,023 at March 31, 2003
                   Proved                                                            29,792,712              29,771,133
                   Unproved                                                             834,579                 834,579
                                                                         ----------------------- -----------------------
                                                                                     30,627,291              30,605,712
                                                                         ----------------------- -----------------------

 PROPERTY AND EQUIPMENT, at cost
     Equipment, furniture and fixtures                                                  253,039                 253,039
     Vehicles                                                                            56,720                  56,720
                                                                         ----------------------- -----------------------
                                                                                        309,759                 309,759
     Less accumulated depreciation                                                     (217,905)               (196,473)
                                                                         ----------------------- -----------------------
                                                                                         91,854                 113,286
                                                                         ----------------------- -----------------------

 TOTAL ASSETS                                                                    $   31,158,627          $   31,205,555
                                                                         ======================= =======================

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                September 30,             March 31,
                                                                                     2003                    2003
                                                                          -----------------------  ----------------------
                                                                               (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                              $   2,000,000           $   2,000,000
     Accounts payable                                                                  633,135                 565,468
     Accrued expenses                                                                  495,439                 310,998
                                                                          -----------------------  ----------------------
                  Total Current Liabilities                                          3,128,574               2,876,466
                                                                          -----------------------  ----------------------

LONG-TERM LIABILITIES
     Note payable, related party                                                     2,617,919               2,525,369
                                                                          -----------------------  ----------------------
                  Total Liabilities                                                  5,746,493               5,401,835
                                                                          -----------------------  ----------------------

SHAREHOLDERS' EQUITY
     Common stock, $0.001 par value,
     125,000,000 shares authorized;
        issued and outstanding:                                                         11,281                  10,463
          September 30, 2003-11,280,723
          March 31, 2003-10,462,410
        Common stock subscribed;
          March 31, 2003-498,313 shares                                                      -                 444,833

     Additional paid-in capital                                                     36,121,883              35,477,094
     Accumulated deficit                                                           (10,675,786)            (10,080,674)
                                                                          -----------------------  ----------------------
                                                                                    25,457,378              25,851,716
     Deferred compensation and consulting                                              (45,244)                (47,996)
                                                                          -----------------------  ----------------------
                  Total Shareholders' Equity                                        25,412,134              25,803,720
                                                                          -----------------------  ----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   31,158,627          $   31,205,555
                                                                          =======================  ======================

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                                            THREE MONTHS ENDED                SIX MONTHS ENDED September 30,
                                                                September 30,
                                                          2003               2002                2003               2002
                                                          ----               ----                ----               ----
OPERATING REVENUES
     Processed meat products                          $     2,727        $    35,438         $     2,727        $   110,897
     Oil and gas sales                                     89,144             85,220             193,832            187,708
                                                      -----------        -----------          ----------        -----------

TOTAL OPERATING REVENUES                                   91,871            120,658             196,559            298,605
                                                      -----------        -----------          ----------        -----------

OPERATING COSTS AND EXPENSES
     Processed meat products                                    -             34,830                   -             94,422
     Production and operating                              56,512             48,694             121,923            116,055
     Selling                                                3,010           (100,672)              3,010            (72,481)
     Depreciation and depletion                            31,270             14,730              54,197             29,558
     General and administrative                           192,403            137,436             436,658            324,659
                                                      -----------        -----------          ----------        -----------
TOTAL OPERATING COSTS AND EXPENSES                        283,195            135,018             615,788            492,213
                                                      -----------        -----------          ----------        -----------

LOSS from Operations                                     (191,324)           (14,360)           (419,229)          (193,608)

OTHER INCOME (EXPENSE)
     Miscellaneous income                                  13,732                  -              17,353                  -
     Interest income                                            -                  5                   -                 41
     Interest expense                                    (103,620)           (52,877)           (193,233)          (101,368)
                                                      -----------        -----------          ----------        -----------

NET LOSS                                              $  (281,212)       $   (67,232)       $   (595,109)       $  (294,935)
                                                      ===========        ===========        ============        ===========

     Loss per share (basic)                           $     (0.03)       $     (0.01)       $     (0.05)       $      (0.03)
                                                      ===========        ===========        ============       ============

Weighted average number of shares (basic)              11,143,300         10,264,059          10,864,278         10,264,059
                                                      ===========        ===========        ============       ============

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                            September 30,
                                                                                       2003               2002
                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $  (595,109)       $  (294,935)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                                                        54,197             29,558
      Recognition of services performed for stock                                      110,351                  -
      Deferred compensation and consulting                                              45,002             29,902





      Stock options issued for services                                                 49,176                  -
      Changes in assets and liabilities:
         Accounts receivable                                                            13,796             23,777
         Inventory                                                                        (632)           (27,070)
         Other current assets                                                           25,666             50,032
         Checks issued in excess of bank balances                                            -             (1,488)
         Accounts payable and accrued expenses                                         252,108            (45,768)
                                                                                   -----------        -----------
   Net cash used in operating activities                                               (45,445)          (235,992)
                                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to oil and gas properties                                              (54,350)           (66,783)
                                                                                   -----------        -----------
   Net cash used in investing activities                                               (54,350)           (66,783)
                                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                                                          92,550            235,072
      Proceeds (costs) of private placement                                             (1,000)            73,500
                                                                                   -----------        -----------
   Net cash provided by financing activities                                            91,550            308,572
                                                                                   -----------        -----------

(Decrease)  Increase in cash and cash equivalents                                       (8,245)             5,797


Cash at beginning of period                                                             16,778                -0-
                                                                                   -----------        -----------

    CASH AT END OF PERIOD                                                           $    8,533        $     5,797
                                                                                   ===========        ===========


See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2003.

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

         Management of the Company is currently exploring other methods of financing operations including additional borrowing from a related party financing company, potential joint venture partners and selling portions or all of certain properties and/or subsidiary companies. The Company has and continues to make efforts toward reducing overhead in its oil and gas and meat sales segments and in its corporate headquarters. The Company expects that these actions will allow it to continue and eventually achieve its business plan.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 3 - INVENTORY

         Inventory consists of the following:

                                                                             September 30,             March 31,
                                                                                 2003                    2003
                                                                            --------------           -------------
                              Meat held for resale                          $    157,058             $   157,058
                              Oil in tanks                                        14,500                  13,868
                                                                            --------------           -------------
                                                                            $    171,558             $   170,926
                                                                           ==============           =============

NOTE 4 - OIL AND GAS PROPERTIES

          Capitalized costs related to oil and gas producing activities and related accumulated depletion; depreciation and amortization are as follows:


                                                                             September 30,             March 31,
                                                                                 2003                    2003
                                                                            --------------           -------------
              Capitalized costs of oil and gas properties:
                 Proved                                                     $  29,940,409            $  29,930,156
                 Unproved                                                         834,579                  834,579
                                                                            --------------           -------------
                                                                                30,774,988              30,764,735
              Less accumulated depletion, depreciation,
                 and amortization                                                  147,697                 159,023
                                                                            --------------           -------------
                                                                            $   30,627,291           $  30,605,712
                                                                            ==============           =============

Proved Reserves are as follows:
                                                                               Oil (Bbls)              Gas (Mcf)
                                                                            --------------           -------------
                March 31, 2003                                                  27,680,411               1,673,889
                    Extensions, additions and discoveries                              -0-                     -0-
                    Less production for period (six months)                         (4,877)                (63,730)
                                                                            --------------           -------------
                September 30, 2003                                              27,675,534               1,610,159
                                                                            ==============           =============

NOTE 5 - CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers. Receivables from one oil and gas customer at September 30, 2003 comprised approximately 34% of the trade receivable balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

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

NOTE 7 - NOTE PAYABLE TO RELATED PARTY

          The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2005, from ALMAC Financial Corporation, a corporation owned by the largest shareholder of the Company. At September 30, 2003 the Company had drawn $2,617,919 under the line of credit.

NOTE 8 - NET LOSS PER COMMON SHARE

          Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended September 30, 2003 and September 30, 2002. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

NOTE 9 - INCOME TAXES

          As of March 31, 2003, the Company had net operating loss carryovers of approximately $7,871,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2022, if not previously utilized.

NOTE 10 - ESTIMATES

          The preparation of interim consolidated financial statements as of September 30, 2003 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 11 - 2002 CONSULTANT EQUITY PLAN

          In August 2002 the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. 220,000 shares were issued pursuant to the plan during the six months ended September 30, 2003.

NOTE 12 - BUSINESS SEGMENTS

          The Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

SEGMENT INFORMATION:

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                              2003                                    2002
                                              -------------------------------------- -----------------------------------------
                                               Oil & Gas       Meat          Total       Oil & Gas       Meat         Total
                                               ---------       ----          -----       ---------       ----         -----
Revenues from external customers               $  89,144     $  2,727      $  91,871     $  85,220     $ 35,438     $ 120,658
Segment profit (loss)                              6,592      (51,732)       (45,140)       11,490       42,324        53,814

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                     $  91,871                                $ 120,658
Other revenues                                                                13,732                                      -0-
                                                                           ---------                                ---------
Total consolidated revenues                                                $ 105,603                                $ 120,658
                                                                           =========                                =========

PROFIT OR LOSS
Total profit (loss) for reportable
  Segments                                                                 $ (45,140)                               $  53,814
Other profit or (loss)                                                      (236,072)                                (121,046)
                                                                           ---------                                ---------
Income (loss) before income taxes                                          $(281,212)                               $ (67,232)
                                                                           =========                                =========


                                                                      SIX MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                              2003                                    2002
                                              -------------------------------------- ---------------------------------------
                                               Oil & Gas       Meat          Total       Oil & Gas       Meat         Total
                                               ---------       ----          -----       ---------       ----         -----

Revenues from external customers               $ 193,832     $  2,727      $ 196,559     $ 187,708     $ 110,897    $  298,605
Segment profit (loss)                              8,678     (102,800)       (94,122)       19,807       (47,297)      (27,490)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                     $ 196,559                                $ 298,605
Other revenues                                                                17,353                                      -0-
                                                                           ---------                                ---------
Total consolidated revenues                                                $ 213,912                                $ 298,605
                                                                           =========                                =========

PROFIT OR LOSS
Total profit (loss) for reportable
  Segments                                                                 $ (94,122)                               $ (27,490)
Other profit or (loss)                                                      (500,987)                                (267,445)
                                                                           ---------                                ---------
Income (loss) before income taxes                                          $(595,109)                               $(294,935)
                                                                           =========                                =========

NOTE 13 -  STOCK OPTIONS

On May 30, 2003 the Company granted 3,155,000 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $.50 per share. The following table summarizes pertinent information with regard to the 2000 Plan for the six months ended September 30, 2003:

                                                                                                   Weighted
                                                                                                    Average
                                                                              Options              Exercise
                                                                            Outstanding              Price
                                                                            -----------           ----------
Beginning of period
    Granted                                                                   3,155,000           $      .50
    Exercised                                                                         -
    Forfeited                                                                         -
    Expired                                                                           -
                                                                            -----------           ----------

September 30, 2003                                                            3,155,000           $      .50
                                                                            ===========           ==========

Exercisable at September 30, 2003                                             1,745,000           $      .50
                                                                            ===========           ==========

Weighted average
    Fair value of
    Options issued                                                          $       .16
                                                                            ===========

The options granted to non-employees and directors resulted in an expense of $49,176 for the quarter ended June 30, 2003 and for the six-month period ended September 30, 2003.

The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 4%; an expected life of three years: expected volatility of 98.80%; and no expected dividends.

Using the above assumptions, the fair value of the options granted to employees and directors in 2003 on a pro forma basis would result in additional compensation expense of $256,789 for the six months ended September 30, 2003. Pro forma net loss and net loss per share would be as follows:

     Net loss as reported                                                   $  (595,109)
     Additional compensation                                                   (256,789)
                                                                            -----------

     Pro forma net loss                                                      $ (851,898)
                                                                             ==========

     Loss per share as reported                                              $     (.05)
                                                                             ==========

     Pro forma net loss per share                                            $     (.08)
                                                                             ==========

NOTE 14 - SHAREHOLDERS' EQUITY

          On July 21, 2003, the Company issued 498,313 shares of common stock in connection with a private placement, which began January 2, 2002. These shares are reported as common stock subscribed in the consolidated financial statements for prior periods.

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

    o Whether or not the Company can successfully reintroduce its meat products.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Meat Products. National has had no product sales since September 2002, other than some salvage product amounting to $2,727. Revenues for the Company's meat products were $35,438 and $110,897 for the quarter and six-month periods ended September 30, 2002, respectively. Limited marketing efforts have continued while National reevaluates its product lines.

          Oil and Gas. Gross sales of oil and gas were $89,144 and $193,832 for the quarter and six-months ended September 30, 2003, respectively. Revenues from the sale of oil and gas for the prior year periods were $85,220 and $187,708, respectively. Production and operating costs for fiscal 2003 were comparable to that of the prior year periods. The lack of operating capital has affected the Company's ability to increase production during 2003.

          Selling Expenses. Selling expenses for the current quarter and six-month period in 2003 were minimal. Due to the reversal of previously accrued compensation related to the forfeiture of stock compensation under an employment contract, the selling expenses are a negative $100,672 and $72,481 for the quarter and six-month periods ended September 30, 2002.

          General and Administrative. Due primarily to increased legal fees, general and administrative expenses have increased for the current year periods to $192,403 and $436,658 for the quarter and six months ended September 30, 2003, respectively. General and administrative expenses were $137,436 and $324,659 for the prior year quarter and six month periods, respectively.

          Interest expense. Interest expense increased to $103,620 and $193,233 for the quarter and six-month period ended September 30, 2003, respectively, due to increased debt levels of the Company. The prior year quarter and six month period reported interest expense of $52,877 and $101,368 respectively.

          On a consolidated basis, the Company had a net loss for the current six-month period of $595,109 as compared to the net loss of $294,935 for the six months ended September 30, 2002. The primary reason for the change from 2002 to 2003 was the increased expenses and costs previously mentioned, together with the effect of the selling expense reversal of the prior year.

          During the six months ended September 30, 2003, the Company applied cash of $45,445 to its operations and $54,350 to investments in the oil and gas operations of its Subsidiaries. An affiliate of the Company's largest shareholder advanced the $92,550 needed for these expenditures. By comparison, the Company's operating activities used $235,992, of cash flow during the six months ended September 30, 2002. Investing activities used cash of $66,783 for the six months ended September 30, 2002, representing additions to oil and gas properties and equipment. Cash flow from financing activities was $308,572 for the period ended September 30, 2002, representing $235,072 from borrowings and $73,500 from a private placement of common stock.

          At September 30, 2003, the Company had minimal cash. When internally generated cash flows are not adequate for all company purposes, the Company has to call upon its largest shareholder and Chief Executive Officer, Walter G. Mize, for additional advances by an entity controlled by him or seek other sources. There can be no assurance that such financing will be obtained.

          During the six months ended September 30, 2003, Mr. Mize's affiliate advanced $59,450 to the Company under a line of credit. This line of credit is secured by substantially all of the assets of the Company and Subsidiaries. At September 30, 2003, $2,617,919 was advanced under the line of credit. At November 4, 2003, the outstanding balance was $2,642,819, leaving $357,181 available. The Company's other line of credit remains fully drawn.

          The Company is seeking strategic transactions that might involve a sale or assignment of all or a portion the Company's interests in the oil and gas properties of its Subsidiaries. Management is also considering a disposition of National or it's operations

          The Company's equity capital has shown a decrease of $391,586 since March 31, 2003, the previous fiscal year-end. This decrease is primarily the result of the net loss for the six-month period ended September 30, 2003.

          The working capital of the Company was a $2,689,092 deficit for the period ended September 30, 2003, an increase of $299,183 as compared to the working capital deficit reported at March 31, 2003 of $2,389,909. Current assets decreased $47,075 during the current period due primarily to reduced prepaid expenses and accounts receivable. Current liabilities increased $252,108, primarily due to increased accrued expenses and payables resulting from a lack of operating cash flow.

          Total assets of the Company were $31,158,627 for the period ended September 30, 2003, which is down slightly from the total assets of $31,205,555 reported at March 31, 2003.

PART I, ITEM 3.  CONTROLS AND PROCEDURES

          An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II - OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS

                 Not Applicable

       ITEM 2.  CHANGE IN SECURITIES

                On July 21, 2003 the Company issued 498,313 shares of restricted common stock in connection with a private placement of its common stock made to accredited investors. The price at which the common stock was sold was $1.00 per share. The sale of the common stock is exempt from registration pursuant to Regulation D of the Securities Act of 1933.

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

       ITEM 5.  OTHER INFORMATION

                None.

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                    (1) Incorporated by reference from Form S-18 file no. 2-73370, filed with the commission on July 24, 1981
                    (2)  Filed herewith


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

              (b) Reports on Form 8-K

                  On July 18, 2003 the Company filed a Current Report disclosing an information sheet provided to individuals interested in the Company.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNITED HERITAGE CORPORATION


                                          By: /s/ Walter G. Mize
                                              ----------------------------------
Date:  November 13, 2003                      Walter G. Mize, President and
                                              Chief Executive Officer


                                          By: /s/ Harold L. Gilliam
                                              ----------------------------------
Date:  November 13, 2003                      Harold L. Gilliam, Chief Financial
                                              Officer and Secretary