Form 10QSB
period 2003-12-31
UNITED HERITAGE CORP
filed 2004-02-13
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   Mark One

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003; or


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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         The number of shares of common stock, $0.001 par value, outstanding at February 5, 2004, was 11,363,189 shares.

         Traditional Small Business Format
         (Check one)    yes(   )   no( x )

                    UNITED HERITAGE CORPORATION--FORM 10-QSB

                                    CONTENTS


PART I - FINANCIAL INFORMATION                                                                  Page Number
           Item 1 - Financial Statements

                  Consolidated Condensed Balance Sheets
                  at December 31, 2003(unaudited) and March 31, 2003 (audited)                     2 - 3

                  Consolidated  Condensed  Statements of Income  (unaudited) for the three months and nine months ended December 31, 2003
                  and December 31, 2002                                                              4

                  Consolidated  Condensed  Statements of Cash Flows  (unaudited)
                  for the nine months ended December 31, 2003 and December 31, 2002                  5

                  Notes to Consolidated Condensed Financial Statements                              6-11

           Forward-Looking Statements                                                                12

           Item 2 - Management's Discussion and Analysis
                    of Financial Condition and Results of Operations                               13-14

           Item 3 - Controls and Procedures                                                          15

PART II  - OTHER INFORMATION

           Item 1 -Legal Proceedings                                                                 15

           Item 2- Changes in Securities                                                             15

           Item 3 - Defaults upon Senior Securities                                                  15

           Item 4- Submission of Matters to a Vote of Security Holders                               15

           Item 5- Other Information                                                                 15

           Item 6- Exhibits and Reports on Form 8-K                                                15-16

SIGNATURES                                                                                           16

OFFICER CERTIFICATES                                                                               17-19

PART I, ITEM 1.  FINANCIAL STATEMENTS

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           DECEMBER 31,            MARCH 31,
                                                                               2003                   2003
                                                                           ------------           ------------
                                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS
         Cash                                                              $      4,045           $     16,778
         Trade accounts receivable                                               36,038                 43,160
         Accounts receivable - affiliate                                         19,428                 19,428
         Inventory                                                               78,482                170,926
         Prepaid expenses                                                       224,296                236,265
                                                                           ------------           ------------
                  Total Current Assets                                          362,289                486,557
                                                                           ------------           ------------

OIL AND GAS PROPERTIES, accounted for using the full cost method, net of accumulated depletion and depreciation of
         $147,914 at December 31, 2003 and $159,023 at
         March 31, 2003
                  Proved                                                     29,794,228             29,771,133
                  Unproved                                                      834,579                834,579
                                                                           ------------           ------------
                                                                             30,628,807             30,605,712
                                                                           ------------           ------------

PROPERTY AND EQUIPMENT, at cost
         Equipment, furniture and fixtures                                      253,039                253,039
         Vehicles                                                                56,720                 56,720
                                                                           ------------           ------------
                                                                                309,759                309,759
         Less accumulated depreciation                                         (228,608)              (196,473)
                                                                           ------------           ------------
                                                                                 81,151                113,286
                                                                           ------------           ------------

TOTAL ASSETS                                                               $ 31,072,247           $ 31,205,555
                                                                           ============           ============

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       DECEMBER 31,             MARCH 31,
                                                          2003                    2003
                                                       ------------           ------------
                                                       (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Line of credit                                $  2,000,000           $  2,000,000
         Accounts payable                                   767,822                565,468
         Accrued expenses                                   582,550                310,998
                                                       ------------           ------------
                  Total Current Liabilities               3,350,372              2,876,466
                                                       ------------           ------------

LONG-TERM LIABILITIES
         Note payable, related party                      2,674,319              2,525,369
                                                       ------------           ------------
                  Total Liabilities                       6,024,691              5,401,835
                                                       ------------           ------------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value,
         125,000,000 shares authorized;
         issued and outstanding:                             11,281                 10,463
         December 31, 2003-11,280,723
         March 31, 2003-10,462,410
         Common stock subscribed;
         March 31, 2003-498,313 shares                           --                444,833
                                                                              ------------
         Additional paid-in capital                      36,121,883             35,477,094
         Accumulated deficit                            (11,048,365)           (10,080,674)
                                                       ------------           ------------
                                                         25,084,799             25,851,716
         Deferred compensation and consulting               (37,243)               (47,996)
                                                       ------------           ------------
                  Total Shareholders' Equity             25,047,556             25,803,720
                                                       ------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 31,072,247           $ 31,205,555
                                                       ============           ============

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         DECEMBER 31,                          DECEMBER 31,
                                                   2003               2002               2003               2002
                                               ------------       ------------       ------------       ------------
OPERATING REVENUES
     Processed meat products                   $      9,507       $         --       $     12,234       $    110,897
     Oil and gas sales                               87,990             96,918            281,822            284,626
                                               ------------       ------------       ------------       ------------
TOTAL OPERATING REVENUES                             97,497             96,918            294,056            395,523
                                               ------------       ------------       ------------       ------------

OPERATING COSTS AND EXPENSES
     Processed meat products                         93,267              1,893             93,267             96,315
     Production and operating                        64,243             64,552            186,166            180,607
     Selling                                            725              4,863              3,735            (67,618)
     Depreciation and depletion                      10,922             14,776             65,119             44,334
     General and administrative                     207,448            162,351            644,106            487,010
                                               ------------       ------------       ------------       ------------
TOTAL OPERATING COSTS AND EXPENSES                  376,605            248,435            992,393            740,648
                                               ------------       ------------       ------------       ------------

LOSS from Operations                               (279,108)          (151,517)          (698,337)          (345,125)

OTHER INCOME (EXPENSE)
     Miscellaneous income                                --                 --             17,353                 --
     Interest income                                     --                 18                 --                 59
     Interest expense                               (93,471)           (59,182)          (286,704)          (160,550)
                                               ------------       ------------       ------------       ------------

NET LOSS                                       $   (372,579)      $   (210,681)      $   (967,688)      $   (505,616)
                                               ============       ============       ============       ============

     Loss per share (basic)                    $      (0.03)      $      (0.02)      $      (0.09)      $      (0.05)
                                               ============       ============       ============       ============

Weighted average number of shares (basic)        11,280,723         10,264,059         11,003,598         10,264,059
                                               ============       ============       ============       ============


See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                              DECEMBER 31,
                                                          2003            2002
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(967,688)      $(505,616)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                          65,119          44,334
      Recognition of services performed for stock        110,351              --
      Deferred compensation and consulting                53,003          37,903
      Stock options issued for services                   49,176              --
      Changes in assets and liabilities:
         Accounts receivable                               7,122          31,678
         Inventory                                        92,444         (27,018)
         Other current assets                             11,969          22,828
         Checks issued in excess of bank balances             --          (1,488)
         Accounts payable and accrued expenses           473,906          46,179
                                                       ---------       ---------
   Net cash used in operating activities                (104,598)       (351,200)
                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to oil and gas properties                (56,085)        (90,830)
                                                       ---------       ---------
   Net cash used in investing activities                 (56,085)        (90,830
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                           148,950         383,046
      Proceeds (costs) of private placement               (1,000)         72,500
                                                       ---------       ---------
   Net cash provided by financing activities             147,950         455,546
                                                       ---------       ---------

(Decrease)  Increase in cash and cash equivalents        (12,733)         13,516

Cash at beginning of period                               16,778             -0-
                                                       ---------       ---------

    CASH AT END OF PERIOD                              $   4,045       $  13,516
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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2003.

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

         Management of the Company is currently exploring other methods of financing operations including additional borrowing from a related party financing company, finding potential joint venture partners and selling portions or all of certain properties and/or subsidiary companies. The Company continues to make efforts toward reducing overhead in its oil and gas and meat sales segments and in its corporate headquarters. The Company expects that these actions will allow it to continue and eventually achieve its business plan.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


NOTE 3 - INVENTORY

         Inventory consists of the following:

                                 DECEMBER 31,   MARCH 31,
                                    2003          2003
                                  --------      --------
        Meat held for resale      $ 66,767      $157,058

        Oil in tanks                11,715        13,868
                                  --------      --------
                                  $ 78,482      $170,926
                                  ========      ========

NOTE 4 - OIL AND GAS PROPERTIES

          Capitalized costs related to oil and gas producing activities and related accumulated depletion; depreciation and amortization are as follows:

                                                          DECEMBER 31,      MARCH 31,
                                                             2003              2003
                                                          -----------      -----------
        Capitalized costs of oil and gas properties:
           Proved                                         $29,942,142      $29,930,156
           Unproved                                           834,579          834,579
                                                          -----------      -----------
                                                           30,776,721       30,764,735
        Less accumulated depletion, depreciation,
           and amortization                                   147,914          159,023
                                                          -----------      -----------
                                                          $30,628,807      $30,605,712
                                                          ===========      ===========

Proved Reserves are as follows:

                                                           Oil (Bbls)        Gas (Mcf)
                                                          -----------       -----------
        March 31, 2003                                     27,680,411         1,673,889
            Extensions, additions and discoveries                 -0-               -0-
            Less production for period (nine months)           (6,864)          (93,795)
                                                          -----------       -----------
        December 31, 2003                                  27,673,547         1,580,094
                                                          ===========       ===========


NOTE 5 - CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers. Receivables from one oil and gas customer at December 31, 2003 comprised approximately 47% of the trade receivable balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

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

NOTE 7 - NOTE PAYABLE TO RELATED PARTY

          The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2005, from ALMAC Financial Corporation, a corporation owned by the largest shareholder of the Company. At December 31, 2003 the Company had drawn $2,674,319 under the line of credit.

NOTE 8 - NET LOSS PER COMMON SHARE

          Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 2003 and December 31, 2002. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

NOTE 9 - INCOME TAXES

          As of March 31, 2003, the Company had net operating loss carryovers of approximately $7,871,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2022, if not previously utilized.

NOTE 10 - ESTIMATES

         The preparation of interim consolidated financial statements as of December 31, 2003 in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 11 - 2002 CONSULTANT EQUITY PLAN

          In August 2002 the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. 220,000 shares have been issued pursuant to the plan during the nine months ended December 31, 2003.

NOTE 12 - BUSINESS SEGMENTS

          The Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

SEGMENT INFORMATION:

                                                                 THREE MONTHS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------
                                                         2003                                    2002
                                         -------------------------------------- ---------------------------------------
                                          Oil & Gas      Meat         Total       Oil & Gas      Meat         Total
                                         -------------------------------------- ---------------------------------------
Revenues from external customers            $ 87,990     $  9,507      $ 97,497     $ 96,918      $   -0-     $ 96,918
Segment profit (loss)                         (1,071)    (156,882)     (157,953)       9,727      (65,198)     (55,471)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                 $ 97,497                               $ 96,918
Other revenues                                                              -0-                                    -0-
                                                                   -------------                           ------------
Total consolidated revenues                                            $ 97,497                               $ 96,918
                                                                   =============                           ============

PROFIT OR LOSS
Total profit (loss) for reportable
  Segments                                                           $ (157,953)                             $ (55,471)
Other profit or (loss)                                                 (214,626)                              (155,210)
                                                                   -------------                           ------------
Income (loss) before income taxes                                    $ (372,579)                            $ (210,681)
                                                                   =============                           ============

                                                                 NINE MONTHS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------
                                                         2003                                    2002
                                         -------------------------------------- ---------------------------------------
                                          Oil & Gas      Meat         Total      Oil & Gas       Meat         Total
                                         -------------------------------------- ---------------------------------------
Revenues from external customers           $ 281,822     $ 12,234     $294,056     $ 284,626    $ 110,897    $ 395,523
Segment profit (loss)                          7,607     (259,682)    (252,075)       29,536     (112,495)     (82,959)
RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                $294,056                               $ 395,523
Other revenues                                                          17,353                                     -0-
                                                                   ------------                            ------------
Total consolidated revenues                                           $311,409                               $ 395,523
                                                                   ============                            ============

PROFIT OR LOSS
Total profit (loss) for reportable
  Segments                                                          $ (252,075)                              $ (82,959)
Other profit or (loss)                                                (715,613)                               (422,657)
                                                                   ------------                            ------------
Income (loss) before income taxes                                   $ (967,688)                             $ (505,616)
                                                                   ============                            ============

NOTE 13 -  STOCK OPTIONS

On May 30, 2003 the Company granted 3,155,000 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $.50 per share. The following table summarizes pertinent information with regard to the 2000 Plan for the nine months ended December 31, 2003:


                                                              Weighted
                                                              Average
                                               Options        Exercise
                                             Outstanding       Price
                                              ---------      ---------
        Beginning of period
            Granted                           3,155,000      $     .50
            Exercised                                --
            Forfeited                                --
            Expired                                  --
                                              ---------      ---------

        December 31, 2003                     3,155,000      $     .50
                                              =========      =========

        Exercisable at December 31, 2003      1,745,000      $     .50
                                              =========      =========

        Weighted average
            Fair value of Options issued      $     .16
                                              =========


The options granted to non-employees and directors resulted in an expense of $49,176 for the quarter ended June 30, 2003 and for the nine-month period ended December 31, 2003.

The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 4%; an expected life of three years: expected volatility of 98.80%; and no expected dividends.

Using the above assumptions, the fair value of the options granted to employees and directors in 2003 on a pro forma basis would result in additional compensation expense of $285,938 for the nine months ended December 31, 2003. Pro forma net loss and net loss per share would be as follows:


        Net loss as reported              $  (967,688)
        Additional compensation              (285,938)
                                          -----------

        Pro forma net loss                $(1,253,626)
                                          ===========

        Loss per share as reported        $      (.09)
                                          ===========

        Pro forma net loss per share      $      (.11)
                                          ===========

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         Meat Products. National had minimal sales from product in inventory for the quarter and nine months ended December 31, 2003, amounting to $9,507 and $12,234 respectively. Revenues for the Company's meat products were $-0- and $110,897 for the quarter and nine-month periods ended December 31, 2002, respectively. Costs of sales of meat products for the quarter and nine months ended December 31, 2003 include the write-down of inventory carrying value of $90,292 due to product aging. Limited marketing efforts have continued while National reevaluates its product lines.

          Oil and Gas. Gross sales of oil and gas were $87,990 and $281,822 for the quarter and nine-months ended December 31, 2003, respectively. Revenues from the sale of oil and gas for the prior year periods were $96,918 and $284,626, respectively. Production and operating costs for fiscal 2003 were comparable to that of the prior year periods. The lack of operating capital has affected the Company's ability to increase production during 2003.

          Selling Expenses. Selling expenses, which include employee compensation costs, for the current quarter and nine-month period in 2003 were minimal. Due to the reversal of previously accrued compensation related to the forfeiture of stock compensation under an employment contract, selling expenses are a negative $67,618 for the nine-month period ended December 31, 2002.

          General and Administrative. Due primarily to increased legal fees related to ongoing litigation, general and administrative expenses have increased for the current year periods to $207,448 and $644,106 for the quarter and nine months ended December 31, 2003, respectively. General and administrative expenses were $162,351 and $487,010 for the prior year quarter and nine-month periods, respectively.

          Interest expense. Interest expense increased to $93,471 and $286,704 for the quarter and nine-month period ended December 31, 2003, respectively, due to increased debt levels of the Company. The prior year quarter and nine-month period reported interest expense of $59,182 and $160,550, respectively.

          On a consolidated basis, the Company had a net loss for the current nine-month period of $967,688 as compared to the net loss of $505,616 for the nine months ended December 31, 2002. The primary reason for the change from 2002 to 2003 was the increased expenses and costs previously mentioned, together with the effect of the selling expense reversal of the prior year.

          During the nine months ended December 31, 2003, the Company applied cash of $104,598 to its operations and $56,085 to investments in the oil and gas operations of its Subsidiaries. An affiliate of the Company's largest shareholder advanced the $148,950 needed for these expenditures. By comparison, the Company's operating activities used $351,200, of cash flow during the nine months ended December 31, 2002. Investing activities used cash of $90,830 for the nine months ended December 31, 2002, representing additions to oil and gas properties and equipment. Cash flow from financing activities was $455,546 for the period ended December 31, 2002, representing $383,046 from borrowings and $72,500 from a private placement of common stock.

          At December 31, 2003, the Company had minimal cash. When internally generated cash flows are not adequate for all company purposes, the Company has to call upon its largest shareholder and Chief Executive Officer, Walter G. Mize, for additional advances by an entity controlled by him or seek other sources. There can be no assurance that such financing will be obtained.

          During the nine months ended December 31, 2003, Mr. Mize's affiliate advanced $148,950 to the Company under a line of credit. This line of credit is secured by substantially all of the assets of the Company and Subsidiaries. At December 31, 2003, $2,674,319 was advanced under the line of credit. At February 5, 2004, the outstanding balance was $2,677,619, leaving $322,381 available. The Company's other line of credit remains fully drawn.

          The Company is seeking strategic transactions that might involve a sale or assignment of all or a portion the Company's interests in the oil and gas properties of its Subsidiaries. Management is also considering a disposition of National or its operations

          The Company's equity capital has shown a decrease of $756,164 since March 31, 2003, the previous fiscal year-end. This decrease is primarily the result of the net loss for the nine-month period ended December 31, 2003.

          The working capital of the Company was a $2,988,083 deficit for the period ended December 31, 2003, an increase of $598,174 as compared to the working capital deficit reported at March 31, 2003 of $2,389,909. Current assets decreased $124,268 during the current period due primarily to reduced inventories and accounts receivable. Current liabilities increased $473,906, primarily due to increased accrued expenses and payables resulting from a lack of operating cash flow.

          Total assets of the Company were $31,072,247 for the period ended December 31, 2003, which is down slightly from the total assets of $31,205,555 reported at March 31, 2003.

PART I, ITEM 3.  CONTROLS AND PROCEDURES

          An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART II - OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS

                          Not Applicable

          ITEM 2.  CHANGE IN SECURITIES

                          None

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

(b) Reports on Form 8-K

                          Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED HERITAGE CORPORATION


                                       By: /s/ Walter G. Mize
                                           --------------------------------
Date:  February 12, 2004                   Walter G. Mize, President and
                                           Chief Executive Officer


                                       By: /s/ Harold L. Gilliam
                                           --------------------------------
Date:  February 12, 2004                   Harold L. Gilliam, Chief Financial
                                           Officer and Secretary