Form 10KSB
period 2004-03-31
UNITED HERITAGE CORP
filed 2004-06-29
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

Mark One:

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended March 31, 2004 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period from ____________to_____________.

                          Commission File Number 0-9997

                           UNITED HERITAGE CORPORATION
             (Exact name of registrant as specified in its charter)


               UTAH                                     87-0372864
--------------------------------------------------------------------------------
    (State of Incorporation)                  (IRS Employer Identification No.)


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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
        Title of each class                           On which registered
-------------------------------------        -----------------------------------
   Common Stock, $0.001 par value                     Boston Stock Exchange


      Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for the most recent fiscal year: $390,316

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $5,197,189 as of June 17, 2004.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 17, 2004, 12,428,189 shares of Common Stock were outstanding.

                                    CONTENTS

                                                                                  Page
               Forward-Looking Statements                                           i

               Glossary of Oil and Gas Terms                                       ii

                                     PART 1

Item 1         Business                                                             1

Item 2         Properties                                                           6

Item 3         Legal Proceedings                                                    7

Item 4         Submission of Matters to a Vote of Security Holders                  7

                                     Part II

Item 5         Market for Registrant's Common Equity and Related
                 Stockholder Matters                                                8

Item 6         Selected Financial Data                                             10

Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               11

Item 8         Financial Statements and Supplementary Data                         20

Item 8A        Controls and Procedures                                             20

Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                               20

                                    Part III

Item 10        Directors and Executive Officers of the Registrant                  20

Item 11        Executive Compensation                                              22

Item 12        Security Ownership of Certain Beneficial Owners and Management      24

Item 13        Certain Relationships and Related Transactions                      25

Item 14        Principal Accountant Fees and Services                              25

                                     Part IV

Item 15        Exhibits, Financial Statement Schedules and Reports on Form 8-K     26

               Signatures and Certifications                                       29

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

o     Whether or not our largest customers will continue to do business with us;

o Other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

The Company does not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

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

ITEM 1. BUSINESS

OIL AND GAS

      United Heritage Corporation is a Utah corporation that was formed in 1981. We are an independent producer of natural gas and crude oil based in Cleburne, Texas. We operate our business through our wholly owned subsidiaries, UHC Petroleum Corporation ("Petroleum"), UHC Petroleum Services Corporation ("Services"), and UHC New Mexico Corporation ("New Mexico"), which are sometimes collectively referred to in this report as the "subsidiaries".

      Petroleum holds leases to approximately 10,500 acres of oil and gas interests in South Texas that produce from the Val Verde Basin. Petroleum acquired its properties in a series of transactions completed in February 1997. The field has 136 gross and 93 net productive oil wells on 142 gross and net developed acres. We are currently producing from wells in this field using Moyno pumps and submersible pumps. The Company is currently implementing a nitrogen injection project that involves 4 injection wells and 30 producing wells. The focus of the project is to exploit the vast amount of remaining reserves at a more rapid and economical rate that will result in a greater percentage of recovery.

      On May 24, 2004, Petroleum received an engineering study of its South Texas oil field which showed proved reserves of 26,935,668 net barrels. The study indicated in excess of 168 million barrels of oil remaining in place. Note 15 to the financial statements estimates a value of these proven reserves net of future production costs, future development cost, future income tax expense, and less a 10% annual discount for estimated timing of cash flows of $131,887,000.

      Monthly oil production from Petroleum as of March 31, 2004 was 61 BBL of oil.

      New Mexico acquired its oil and gas properties in June 1999. The properties are located in the Permian Basin of New Mexico and consist of approximately 20,000 gross acres. These properties have 278 gross and net productive oil wells on 6,260 gross and net developed acres. Undeveloped gross and net acres are 13,740 based on 20 acre well spacing. Currently, 202 of the gross and net productive oil wells are located in the Cato San Andres Unit of New Mexico's properties. New Mexico owns four casing swabbing units, which are being utilized in these fields.

      Monthly  oil and gas  production  from New Mexico as of March 31, 2004 was
10.5 MMCF of gas and 833 BBL of oil.

      In 1988, New Mexico retained the services of a petroleum engineer to prepare an engineering report for Kelt Energy, Inc., the previous operator of the Cato San Andres Unit. The report was prepared on the results of a pilot water flood in the northeast portion of the Cato San Andres Unit, and was conducted in an effort to provide estimates of the amount of recoverable oil within the unit utilizing the secondary recovery method of water flooding. The engineer estimated the total remaining recoverable oil from current production methods (primary) and water flooding (secondary) to be 22,101,000 net barrels. No substantial production has occurred in the field since the report was prepared but the report is considered relevant. On June 14, 2004 New Mexico received an engineering study of its southeastern New Mexico oil and gas fields. This study is based on the limited methods of recovery that are now being utilized. However, even utilizing the limited methods of recovery, the report estimated that 5,880,816 barrels of oil are recoverable and 1.723 BCF (billion cubic feet) of gas is recoverable. The recovery of both the oil and gas was estimated to have a present value (discounted at 10%) of $24,050,000.

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

      Services acts as the field operator for the oil and gas properties located in Texas. Its operations do not contribute significantly to our consolidated earnings.

      Our goal is to develop our properties to fully exploit all of their resources. To date, we have not been able to do this because of a lack of working capital.

      We recently undertook a private offering of our securities. A portion of the proceeds we received from this offering have been used to begin implementation of a nitrogen injection recovery procedure for wells located on our Texas property. This will entail undertaking an engineering study as well as purchasing equipment such as pumps, injecting wellheads and at least one nitrogen generator. The purpose of the nitrogen injection recovery procedure is to increase pressure in the reservoir, thereby enhancing production. Nitrogen injection has been used successfully by other oil producers in fields similar to our Texas field. It is an attractive alternative to other types of oil recovery methods because nitrogen, an inert gas, causes no harm to the environment, either surface or subsurface, and cannot harm any aquifers. We intend to implement the nitrogen injection recovery procedure in four wells, which will initially be used to increase the supply of oil from approximately 26 producing wells. Our goal is to develop approximately 142 acres that will ultimately provide us with six nitrogen injection wells and 86 producing wells, although we do not have the funds at this time to accomplish this. Our plan is to complete the initial phase and, if it is successful, to use the increased revenues we earn to continue this development. If we determine that the nitrogen injection recovery procedure is successful, we may implement this system to recover oil from all of our wells in Texas. We cannot guarantee, however, that the nitrogen injection recovery procedure will be successful or, even if it is, we cannot guarantee that our wells will produce significantly more oil or that we will earn significantly more revenues.

      The following table shows the total net oil and gas production from Texas and New Mexico for the fiscal years ended March 31, 2004 ("Fiscal 2004") and March 31, 2003 ("Fiscal 2003").


                                                PRODUCTION1
                                     ----------------------------------------
              AREA                     FISCAL 2004               FISCAL 2003
              ----                     -----------               -----------
        Texas
        Oil                               368 BBL                    999 BBL
        Gas                                     -                          -

        New Mexico
        Oil                             8,358 BBL                 11,783 BBL
        Gas                           129,062 MCF                154,716 MCF


1Oil production is shown in barrels (BBL), and natural gas production is shown in thousand cubic feet (MCF).

      The following table illustrates the average sales price and the average production (lifting) costs per barrel and per thousand cubic feet for each of the two most recent fiscal years.


                                          FISCAL 2004             FISCAL 2003
                                          -----------             -----------

                    ITEMS1                  OIL    GAS               OIL   GAS
                    ------

Texas
              Avg. Sales Price/Unit        $15.70   -               $19.26   -
              Avg. Prod. Cost/Unit         $13.60   -               $11.41   -

New Mexico
              Avg. Sales Price/Unit        $24.86 $4.65           $22.86 $3.66
              Avg. Prod. Cost/Unit2         $6.78 -                 $ 5.23 -


(1)   Averages shown are computed per BBL of oil and per MCF of natural gas.

(2) Average production (lifting) costs are represented in BOE for New Mexico production.

      The following table illustrates the results of the drilling activity during each of the two most recent fiscal years:


                                         FISCAL 2004           FISCAL 2003
                                         -----------           -----------
                                          NET      DRY           NET      DRY
               WELLS DRILLED          PRODUCTIVE  HOLES      PRODUCTIVE  HOLES
               -------------

New Mexico
              Exploratory                 -         -            -          -
              Development                 -         -            -          -
Texas
              Exploratory                 -         -            -          -
              Development                 -         -            4          -
TOTAL

              Exploratory                 -         -            -          -
              Development                 -         -            4          -


      The following table illustrates estimates of the oil and gas reserves at March 31, 2004:


                                                  Oil (BBLs)           Gas (MCF)
      PROVED RESERVES

March 31, 2002                                    27,656,017          4,802,382
Extensions, additions and discoveries                426,050                 --
Revisions of previous estimates                     (388,874)        (2,973,777)
Production                                           (12,782)          (154,716)
                                                 -----------        -----------
March 31, 2003                                    27,680,411          1,673,889
Extensions, additions and discoveries                     --                 --
Revisions of previous estimates                      (79,671)           (37,317)
Production                                            (8,725)          (129,062)
                                                 -----------        -----------
March 31, 2004                                    27,592,015          1,507,510
                                                 ===========        ===========
PROVED DEVELOPED RESERVES

March 31, 2003                                     6,798,421          1,673,889
March 31, 2004                                     6,702,230          1,507,510

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

      Accordingly, estimates of reserves and their values are inherently imprecise and are subject to constant revision and changes. These amounts should not be construed as representing the actual quantities of future production or cash flows to be realized from our oil and gas properties or the fair market value of these properties. Certain additional unaudited financial information regarding our reserves, including the estimated present value of future net cash flows, is set forth in Note 15 of the Notes to Consolidated Financial Statements included at Item 8 of this Annual Report.

      We have no oil and gas reserves or production subject to long-term supply or similar agreements. Estimates of our total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

      The following table illustrates the gross and net productive oil and gas wells in which Petroleum and New Mexico had an interest at March 31, 2004.


                                                   PRODUCTIVE WELLS

                                           GROSS                       NET
                                           -----                       ---

AREA                                  OIL          GAS          OIL          GAS
----                                  ---          ---          ---          ---
New Mexico                            278            0          278            0
Texas                                 136            0           93            0
                                      ---          ---          ---          ---
    TOTAL                             414            0          371            0
                                      ===          ===          ===          ===

      The following table illustrates the gross and net acres of developed and undeveloped gas and oil leases held by Petroleum and New Mexico at March 31, 2004.

                                       DEVELOPED ACRES UNDEVELOPED ACRES

AREA                          GROSS            NET          GROSS            NET
----                          -----            ---          -----            ---
New Mexico                    6,260          6,260         13,740         13,740
Texas                           142            142         10,360         10,360
                             ------         ------         ------         ------
    TOTAL                     6,402          6,402         24,100         24,100
                             ======         ======         ======         ======

FOOD PRODUCTS

      Prior to the 2002 fiscal year our subsidiary, National Heritage Sales Corporation was actively engaged in marketing a line of premium meat and poultry products under the brand Heritage Lifestyle Products(TM). These products were developed by National in response to trends it believed were occurring in the food industry, namely, that busy consumers wanted pre-seasoned, pre-packaged, ready to cook food products and that retail food stores wanted products that were case ready and required less in-store labor.

      In 2002 National took its products off the market for the purpose of reevaluating its position in the marketplace. National has not reintroduced its products and during the 2003 fiscal year earned minimal revenues from sales of its inventory. Currently, National has an agreement with Braum's of Oklahoma to sell its chicken products and has also entered into an agreement with Oklahoma Meat Company pursuant to which it has licensed its trademarks and flavor profile in exchange for a profit participation of 50% on all products that are marketed using the licensed property.

      Management believes that the food products business and the oil and gas business are not compatible and that this incompatibility results in under-valuation of both companies by the investing public. On April 15, 2002, we announced that our Board of Directors had authorized the spin-off of National. Due to the accounting and legal expenses related to completing the spin-off, the transaction has not been consummated. Management is not certain that it will complete the spin-off in the future.

      In June 2004 we completed negotiations with QVC, a leading shopping network, for the sale of Heritage Lifestyle Products(TM). Our products began appearing for sale on QVC on June 16, 2004.

COMPETITION

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

      OIL AND GAS. The oil and gas industry is highly competitive and has few barriers to entry. We compete with other oil and gas companies and investors in searching for, and obtaining, future desirable prospects, in securing contracts with third parties for the development of oil and gas properties, in securing contracts for the purchase or rental of drilling rigs and other equipment necessary for drilling operations, and in purchasing equipment necessary for the completion of wells, as well as in the marketing of any oil and gas which may be discovered. Many of our competitors are larger than us and have substantially greater access to capital and technical resources than we do, giving them a significant competitive advantage.

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

EMPLOYEES

      We share the use of twelve full time employees with our subsidiaries.

FINANCIAL INFORMATION BY SEGMENT

      Revenues and net income by segment are presented below for the last three fiscal years and identifiable assets are shown by segment at the end of each of the three fiscal years:

                                                  Fiscal 2004       Fiscal 2003       Fiscal 2002
                                                  -----------       -----------       -----------
Revenue:
    Food products                                $     14,009      $    110,860      $    533,768
    Corporate (Parent)                                      7                60               162
    Oil and Gas                                       376,307           428,446           503,373
Miscellaneous                                          51,446            12,508                --

Net Income (Loss):
    Food Products                                    (387,559)         (174,033)         (577,562)
    Corporate (Parent)                               (989,856)         (737,937)         (712,718)
    Oil and Gas                                      (120,460)           27,072           (84,033)

Identifiable Assets (as of year end):
    Food Products                                     188,162           451,347           499,061
    Corporate (Parent)                                472,446            74,583            70,745
    Oil and Gas                                    31,001,989        30,679,625        30,662,757

ITEM 2. PROPERTIES

      We and our subsidiaries operate out of offices provided by Walter G. Mize, Chairman of the Board, President and Chief Executive Officer of the Company. The facilities are located at 2 North Caddo Street, Cleburne, Texas. Mr. Mize provides the office space and equipment without charge to us. These facilities are in good condition and are adequate for the business we conduct.

      Petroleum leases an oil field in Edwards County, Texas consisting of approximately 10,500 acres (gross and net) producing from the Val Verde Basin. New Mexico's fields consist of approximately 20,000 leasehold acres (gross and net) in southeastern New Mexico in the Permian Basin field.

ITEM 3. LEGAL PROCEEDINGS

      United Heritage Corporation or our subsidiaries are parties to the following legal proceedings:

      United Heritage Corporation and Walter G. Mize, Plaintiff, v. First Savings Bank, PSB, a Federal Savings Bank, Defendant, Case No. C200300135, 249th Judicial District Johnson County, Texas. On March 25, 2001 United Heritage and Mr. Mize filed a complaint alleging that the defendant agreed to loan to United Heritage $1,750,000. Based on that representation, United Heritage alleged that it entered into certain contracts for the drilling of oil and gas and Mr. Mize alleges that he executed a pledge agreement. United Heritage and Mr. Mize further allege that the defendant thereafter refused to make the loan, causing them damage. United Heritage and Mr. Mize seek to recover damages according to proof and punitive damages that are twice the sum of the damages awarded. United Heritage and Mr. Mize also ask to be awarded attorney's fees, costs and interest. The defendant has filed a cross-complaint in this action, seeking payment of an unrelated loan.

      National Heritage Sales Corporation, Plaintiff v. Mark Church and M.C. Development, LLC, Defendants, Case No. C200200451, 249th Judicial District, Johnson County, Texas. On September 20, 2002 National filed an action to recover money it alleged was wrongfully converted by the defendant, for breach of contract and for indemnification relating to an employment agreement. National seeks to recover damages according to proof.

      Denise Everett, Plaintiff v. National Heritage Sales Corp., Defendant, Case No. 03CC05406, Orange County Superior Court, Orange County, California. This action was filed on April 9, 2003. Ms. Everett alleges that National entered into an employment agreement with her. Ms. Everett alleges that National terminated her employment prior to the end of the term, and that it owes her damages as a result of the termination, including unreimbursed expenses, salary, vacation pay, waiting time penalties and attorney's fees and costs, all of which we do not expect to exceed the sum of $50,000. Ms. Everett has named United Heritage as a defendant in this action.

      United Heritage Corporation, Plaintiff v. Black Sea Investments, Ltd. and Bradford A. Phillips, Defendants, Case No. 249-226-98, 249th Judicial District, Johnson County, Texas. On March 27, 2003 United Heritage recovered a judgment in the amount of $2,000,000 plus prejudgment interest in the amount of $863,569.20, court costs and $102,988.23 in attorney's fees against defendant Black Sea Investments, Ltd. Bradford A. Phillips was found not liable. The decision is currently on appeal and no part of the judgment has been paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of our stockholders was held on April 20, 2004. The stockholders voted on the following matters: (1) electing directors to serve for the ensuing year; (2) approving the appointment of Weaver and Tidwell, L.L.P. as our independent auditors for the fiscal year ending March 31, 2004 and (3) as required by the National Association of Securities Dealers Marketplace Rules, approving a sale of our common stock (or securities convertible or exercisable into our common stock) equal to 20% or more of the common stock outstanding before the sale for less than the greater of book or market value.

      The results of the voting for the election of directors were as follows:

Name of Nominee                         For                   Withheld
---------------                         ---                   --------
Walter G. Mize                      10,633,220                33,334
Harold L. Gilliam                   10,629,693                36,861
Joe Martin                          10,636,892                29,662
C. Dean Boyd                        10,640,899                25,655
Theresa D. Turner                   10,640,900                25,654
Larry G. Coker                      10,640,895                25,759

      The results of the voting for approving the appointment of Weaver & Tidwell, L.L.P. as the independent auditors of the Company for the fiscal year ending March 31, 2004 were as follows:

               For                      Against                   Abstain
        -------------------        ------------------        -------------------
            10,639,081                  27,322                      151

      The  results  of  the  voting  for  approval,   as  required  by  National
Association of Securities Dealers Marketplace rules, for sales of common stock were as follows:

               For                      Against                   Abstain
        -------------------        ------------------        -------------------
            10,622,837                  40,104                     3,613

      All proposals were approved by the vote of the stockholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

MARKET INFORMATION

      The principal market for our common stock is the over-the-counter market on the National Association of Securities Dealers Automated quotation system ("NASDAQ"), trading under the symbol "UHCP." The Company's common stock is also listed on the Boston Stock Exchange ("BSE"), trading under the symbol "UHC."

      The following table sets forth, for the periods indicated, the high and low bid price per share of the Company's common stock as reported on NASDAQ. The NASDAQ quotations reflect prices quoted by the market makers of the Company's common stock, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                                 HIGH            LOW
                                                 ----            ---
FISCAL YEAR ENDED MARCH 31, 2004
--------------------------------
    First Quarter                              $    .67        $   .26
    Second Quarter                                  .59            .37
    Third Quarter                                   .90            .36
    Fourth Quarter                                 1.23            .61

                                                 HIGH            LOW
                                                 ----            ---
FISCAL YEAR ENDED MARCH 31, 2003
--------------------------------
    First Quarter                              $   1.54        $   .71
    Second Quarter                                 1.08            .10
    Third Quarter                                   .80            .23
    Fourth Quarter                                  .43            .08

SHAREHOLDERS

      As of June 17, 2004, there were approximately 2,378 record holders of our common stock.

DIVIDENDS

      We have never declared any dividends and we do not anticipate declaring a cash dividend in the foreseeable future.

      Pursuant to Section 16-10a-640 of the Utah Business Corporation Act, we may not pay dividends if, after giving effect to the distribution, (a) we would not be able to pay our debts as they become due in the usual course of business, or (b) our total assets would be less than the sum of our total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

EQUITY COMPENSATION PLAN INFORMATION

      Our Board of Directors has adopted, and our shareholders have approved, three equity incentive plans for directors, officers, consultants and employees. The 1995 Stock Option Plan was effective September 11, 1995 and included 200,000 shares of our authorized but unissued common stock. As of March 31, 2004 no awards were outstanding under this plan. The 1998 Stock Option Plan was effective July 1, 1998 and included 200,000 shares of our authorized but unissued common stock. As of March 31, 2004 no awards were outstanding under this plan. The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 5,000,000 shares of our authorized but unissued common stock. On March 31, 2004, there were 3,155,000 option awards outstanding under this plan.

      We issued a warrant to purchase 150,000 shares of our common stock to a consultant on November 1, 2002. The exercise price for the warrant is $1.50. The warrant has a term of three years, and was outstanding on March 31, 2004.

      Our Board of Directors has also adopted the 2002 Consultant Equity Plan. This plan has not been approved by our shareholders. Officers and directors of United Heritage are not eligible to receive awards from this plan. Typically, awards are granted to third parties who render services to us that do not relate to capital raising or stock promotion. The term of the plan is 10 years. We have set aside 1,000,000 shares of our common stock for the purpose of granting awards under this plan. Awards may consist of options to purchase common stock or grants of common stock. The plan is governed by our Stock Option Committee, which is made up of Mr. Harold Gilliam and Ms. Theresa Turner. Within the parameters set by the plan, the Stock Option Committee decides to whom awards will be given, the manner of award to be given, the number of shares to be included in an award, the term of an option, whether or not an award will be subject to vesting conditions and, if an exercise price or purchase price is to be paid, the Stock Option Committee establishes the price to be paid and the manner of acceptable payment. The Board of Directors may amend the plan or discontinue it. The Stock Option Committee may modify awards, so long as any such modification is agreed to by the recipient of the award. United Heritage may reserve the right to repurchase grants of restricted securities that are purchased by a recipient. If it reserves such right and elects to exercise it, United Heritage must pay the greater of fair market value or the purchase price for the common stock. Alternatively, United Heritage may reserve the right to repurchase the securities by returning the purchase price to the recipient however, this right lapses in equal increments over a period of five years.

                                                                                             Number of securities remaining
                               Number of securities to be     Weighted average exercise      available for future issuance
                               issued upon exercise of        price of outstanding           under the equity compensation
                               outstanding options,           options warrants               plan (excluding securities
Plan Category                  warrants and rights            and rights                     reflected in column
                                      (a)                          (b)                             (c)
-----------------------------------------------------------------------------------------------------------------------------
Shareholder Approved(1)            3,155,000                    $ .50                         2,245,000

Non-Shareholder
  Approved                          150,000                     $ 1.50                                0

Non-Shareholder
  Approved                            0(2)                        N/A                           499,149

(1) Includes the 1995 Stock Option Plan, the 1998 Stock Option Plan and the 2000 Stock Option Plan.

(2) No options have been granted from the 2002 Consultant Equity Plan. However, we have paid consultants in the past by granting shares of our common stock from the 2002 Consultant Equity Plan. To date, we have issued a total of 500,851 shares of common stock from this plan.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data for the five years ended March 31, 2004 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein. We had a one-for-ten reverse stock split on October 1, 1999. Common stock shares and per-share amounts have been retroactively restated to reflect the reverse stock split.

                               YEAR ENDED       YEAR ENDED        YEAR ENDED       YEAR ENDED        YEAR ENDED
                                03/31/04         03/31/03          03/31/02         03/31/01          03/31/00
INCOME DATA:
Revenues                   $        390,316  $        539,306  $      1,037,141  $     2,000,092  $      3,252,048
Income (Loss)              $     (1,497,875) $       (884,898) $     (1,374,313) $      (855,325) $        (47,558)
Income (Loss) Per
    Share                  $           (.13) $           (.09) $           (.13) $          (.08) $           (.00)
Weighted Average
    Number of Shares             11,434,995        10,284,966        10,217,541       10,166,739         9,905,048


BALANCE SHEET DATA:

Working Capital
(deficit)                  $     (2,508,698) $     (2,389,909) $     (2,222,644) $    (2,052,859) $        165,840
Total Assets               $     31,662,597  $     31,205,555  $     31,232,563  $    31,069,905  $     28,094,671
Current Liabilities        $      3,168,971  $      2,876,466  $      2,733,977  $     2,704,062  $        150,457
Long-Term Debt             $      3,193,782  $      2,525,369  $      2,000,573  $     1,057,500  $              -
Shareholders' Equity       $     25,007,786  $     25,803,720  $     26,498,013  $    27,308,343  $     27,944,214


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below. Effective April 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of asset retirement obligations be recognized in the period incurred. The adoption of this statement did not have a significant effect on our financial statements.

OIL AND GAS PROPERTIES

      Proved reserves - Proved reserves are defined by the Securities and Exchange Commission ("SEC") as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although the Company's engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserves estimates are updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by the Company. The Company cannot predict what reserve revisions may be required in future periods.

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

      Impairment of properties - We continually monitor our long-lived assets recorded in oil and gas properties in the consolidated balance sheet to ensure they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and gas reserves that will be produced from a field, the timing of future production, future production costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations or tax laws. All of these factors must be considered when testing a property's carrying value for impairment. We cannot predict whether impairment charges may be required in the future.

REVENUE RECOGNITION

      Revenue from the sale of meat products is recognized when products are delivered to customers. Oil and gas production revenues are recognized at the point of sale.

INCOME TAXES

      Included in our net deferred tax assets are $3.18 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset.

OFF-BALANCE SHEET ARRANGEMENTS

      We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

RESULTS OF OPERATIONS

      Our revenues for Fiscal 2004 were $390,316, compared to revenues of $539,306 for Fiscal 2003. The decreases in sales revenue for Fiscal 2004 and Fiscal 2003 were due primarily to decreased sales of food products.

      Total operating expenses of $1,571,997 reflect an increase in Fiscal 2004 as compared to $1,104,532 in Fiscal 2003 due to an increase in food product costs along with increased general and administrative expenses.

      The net loss for Fiscal 2004 was $1,497,875, compared to the Fiscal 2003 loss of $884,898. The increased loss for Fiscal 2004 was primarily the result of the cost increases mentioned above.

FOOD PRODUCTS SEGMENT

      Revenues generated by National (the "Food Products Segment") were $14,009 for Fiscal 2004, representing 3.72% of total Company revenue and reflected a decrease from Fiscal 2003 amounts of $110,860. Revenue for Fiscal 2004 reflects a volume decline as compared to Fiscal 2003, due to a decision by management to take National's products off the market in order to reevaluate them.

      The cost of processed food products for Fiscal 2004 was $192,828 as compared to $103,004 for Fiscal 2003. The increased cost for Fiscal 2004 was caused by an inventory write down of $143,800 for product reduced in value due to aging. Additional write-downs of prepaid packaging and advertising materials were taken in Fiscal 2004. Both years were negatively impacted by low sales volume.

      Selling expenses for Fiscal 2004 of $39,867 and $34,197 for Fiscal 2003 were due to reduced marketing efforts.

      The Food Products Segment reported a loss of $387,559 for Fiscal 2004, as compared to the Fiscal 2003 loss of $174,033. The increasing loss situation for each year is directly affected by the decline in sales during each fiscal period, and write-downs of inventory carrying values.

OIL AND GAS SEGMENT

      Oil and gas sales during Fiscal 2004 were $376,307 as compared to sales of $428,446 during Fiscal 2003. Fiscal 2004 had a reduced volume of units sold, offset by improved market prices for lower overall revenue.

      Production and operating expenses for Fiscal 2004 of $238,053 were less than the prior year due to a reduced volume of oil and gas sales. Depletion for Fiscal 2004 was $62,645 as compared to $56,325 for Fiscal 2003, an increase in Fiscal 2004 due to higher per-unit depletion costs.

      The oil and gas segment reported a loss of $120,459 for Fiscal 2004 due primarily to a sales volume decline and increased general and administrative costs as compared to Fiscal 2003, which had reported a profit of $27,072.

IMPACT OF INFLATION

      Oil and gas prices may or may not change with inflation pressures due to other influencing factors, such as OPEC and domestic exploration policies. Meat sales prices are based on a multiple of current meat costs (raw material) and are adjusted weekly with the meat industry therefore, the cost of raw materials
(meat) has little impact on gross profit (percentage).

CORPORATE

      General and administrative expenses of $996,464 for Fiscal 2004 were higher as compared to $605,373 for Fiscal 2003, as a result of increased corporate costs and fees.

      Interest expense increased to $367,647 in Fiscal 2004, as compared to $332,240 in Fiscal 2003. This increase was due to increased borrowings for operating purposes during Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

      Our sales revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations. In March 2002, we obtained a line of credit in the amount of $2 million from First Savings Bank, PSB. We have fully used this credit line which, by its terms, was originally due to be paid in full in April 2001, but was extended until April 25, 2002. Interest accrued at 1% above the prime interest rate reported in The Wall Street Journal. Mr. Walter Mize, our President and Chief Executive Officer, provided collateral for this loan. We have not paid the credit line because we are currently in a dispute with First Savings Bank, PSB. This dispute is described in the section of this Annual Report titled, "Legal Proceedings." In early 2001, we received a revolving credit line bearing interest at 10% per annum from Almac Financial Corporation, a corporation owned by our President and Chief Executive Officer, Walter G. Mize. On September 6, 2001, the line of credit was increased from $1.75 million to $3 million, and was secured by substantially all of our assets and those of our subsidiaries. As of March 31, 2004 we had drawn $2,608,869 under this line of credit. This line of credit matures on April 15, 2005. We have made one payment of $500,000 on the balance.

      During February 2004 we completed private offerings of our securities to accredited investors. We raised gross proceeds of $1.7 million through these offerings, and, if the warrants issued to the investors were fully exercised, we would receive $5,950,000 in additional proceeds. We used the proceeds from these offerings to repay a portion of the line of credit from Almac Financial Corporation, to continue the development and exploitation of our oil producing property in Texas and for general business purposes. We expect that we will still need to raise funds in order to fully implement our business plan as it relates to the development of our oil and gas properties.

      Although we believe that our line of credit from Almac Financial Corporation will be available to cover revenue shortfalls, we are continuing to seek other alternatives, such as strategic partnering or a sale of assets, to assist with the funding of our subsidiaries' operations. We have no commitments for additional financing and currently we have not found a strategic partner to help with the development of our oil and gas properties. If our revenues do not substantially increase and if we are unable to obtain additional loans or to raise money through sales of our securities, we may be unable to continue our operations.

      Overall, our liquidity was improved at March 31, 2004 compared to the prior year as our current assets increased from $486,557 at March 31, 2003, to $660,273 at March 31, 2004. The increase in our current assets was due to the proceeds we received from the offering of our securities. Current liabilities also increased, from $2,876,466 at March 31, 2003, to $3,168,971 at March 31, 2004. The increase in current liabilities was due to increased accounts payable and accrued expenses from the lack of adequate cash flow from operations. Working capital was a deficit of $2,508,698 at March 31, 2004, an increase as compared to the March 31, 2003 deficit of $2,389,909. The increased deficit was due primarily from increased payables and accrued expenses at March 31, 2004, as a result of continued operating losses and the related lack of cash flow from operations.

      Equity capital decreased by $795,934 during Fiscal 2004. Stockholders' equity was $25,007,786 at March 31, 2004, as compared to $25,803,720 at March 31, 2003. The decrease was due to the Fiscal 2004 loss of $1,497,875 offset by $673,536 of capital raised by the issuance of common stock.

      Total  assets  were   $31,662,597  at  March  31,  2004,  as  compared  to
$31,205,555 for the previous year-end. The small increase in total assets resulted primarily from the increased investment in oil and gas activities.

CASH FLOW

      Our operations used $555,023 of cash flow in Fiscal 2004, as compared to $469,559 used in Fiscal 2003. The cash flow deficits are due to the operating losses incurred.

      Cash of $76,746 and $109,959 was used by investing activities during Fiscal 2004 and 2003, respectively, primarily related to capital expenditures for the oil and gas properties in each year.

      In Fiscal 2004, cash of $83,500 was provided by borrowing and $958,913 was provided by proceeds from convertible promissory notes and from issuance of stock. In Fiscal 2003, $524,796 was provided by borrowing and $71,500 was provided from the sale of common stock.

CAPITAL RESOURCES

      In February and March 2004 we raised $375,000 from the issuance of stock in a private placement and $584,913 from the issuance of convertible promissory notes payable to accredited investors. Approximately $752,000 has been received subsequent to March 31, 2004.

      There are no additional material commitments for capital expenditures as of March 31, 2004.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

      OUR BUSINESS PLAN ANTICIPATES THAT WE WILL BE ABLE TO DEVELOP OUR OIL AND GAS PROPERTIES. THE COST TO DEVELOP OUR OIL AND GAS PROPERTIES IS SIGNIFICANT, AND, TO DATE, WE HAVE BEEN UNABLE TO FULLY IMPLEMENT OUR BUSINESS PLAN DUE TO OUR LACK OF FUNDS. UNLESS WE CAN FULLY IMPLEMENT OUR BUSINESS PLAN, OUR REVENUES AND RESULTS OF OPERATIONS, AND THE VALUE OF YOUR INVESTMENT, WILL BE ADVERSELY AFFECTED.

      We believe that the properties of our subsidiaries, Petroleum and New Mexico, have significant reserves of oil and gas, however, we have not had the funds to fully exploit these resources. The costs associated with the development of oil and gas properties, including engineering studies, equipment purchase or leasing and personnel costs, are significant. In order to be profitable we must enhance our oil and gas production, which means that we must drill more wells. In order to drill more wells, we must find sources of capital.

      In addition to the revenues we earn from our oil and gas sales, we have funded our operations in the past through a loan in the amount of $2,000,000 from a bank and a loan in the amount of $3,000,000 from an entity under the control of Mr. Walter Mize, our Chief Executive Officer, President, Chairman of the Board of Directors and our largest shareholder. In March 2004 we raised additional capital, totaling $959,913 in gross proceeds, through an offering of our securities. However, we still are not in a position to completely develop the Petroleum and New Mexico properties, which we estimate could cost at least $10 million, and we cannot be certain that we will ever have enough cash to do so. We cannot guarantee that future financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to implement our business plan and we fail to obtain other financing, either through another offering of our securities or by obtaining additional loans, we may not become profitable and we may be unable to continue our operations. If we were not able to continue our operations, your securities would become worthless.

      WE HAVE ACCUMULATED LOSSES. OUR CONTINUED INABILITY TO GENERATE REVENUES THAT WILL ALLOW US TO PROFITABLY OPERATE OUR BUSINESS WILL ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

      We do not earn enough money from our oil and gas sales to pay for our operating expenses. For the fiscal year ended March 31, 2004 we reported a net loss of $1,497,875. Our auditors have indicated that, due to our substantial losses and our working capital deficit, we may be unable to continue as a going concern. We cannot give you any assurance that we will generate profits in the near future or at all. If we fail to generate profits and we are unable to obtain financing to continue our operations, we could be forced to severely curtail, or possibly even cease, our operations.

      EVEN IF WE FULLY DEVELOP OUR OIL AND GAS PROPERTIES, WE MAY NOT BE PROFITABLE. OUR INABILITY TO OPERATE PROFITABLY WILL ADVERSELY AFFECT OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

      We have assumed that once we fully develop our oil and gas properties we will be profitable. However, even if we were able to fully develop our oil and gas properties, there is no guarantee that we would achieve profitability. Our reserves may prove to be lower than expected, production levels may be lower than expected, the costs to exploit the oil and gas may be higher than expected, new regulations may adversely impact our ability to exploit these resources and the market price for crude oil and natural gas may be lower than current prices.

      We also face competition from other oil and gas companies in all aspects of our business, including oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of our competitors have substantially larger financial and other resources than we have, and we may not be able to successfully compete against them. Competition is also presented by alternative fuel sources, which may be more efficient and less costly and may result in our products becoming less desirable.

      Any of these factors could prevent us from attaining profitability. If we fail to operate profitably, our business and the value of your investment will be adversely affected.

      THE DEVELOPMENT AND EXPLOITATION OF OIL AND GAS PROPERTIES IS SUBJECT TO MANY RISKS THAT ARE BEYOND OUR CONTROL. ANY OF THESE RISKS, IF THEY MATERIALIZE, COULD ADVERSELY AFFECT OUR OPERATIONS AND THE VALUE OF YOUR INVESTMENT.

      Our crude oil and natural gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the following:

      o that no commercially productive crude oil or natural gas reservoirs will be found;

      o that crude oil and natural gas drilling and production activities may be shortened, delayed or canceled; and

      o that our ability to develop, produce and market our reserves may be limited by title problems, weather conditions, compliance with governmental requirements, and mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment.

      We cannot assure you that the new wells we drill, or the wells that are currently in existence, will be productive or that we will recover all or any portion of our investment in them. Drilling for crude oil and natural gas may be unprofitable. Dry holes and wells that are productive but do not produce sufficient net revenues after drilling, operating and other costs are unprofitable.

      Our industry also experiences numerous operating risks. These operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards. Environmental hazards include oil spills, natural gas leaks, ruptures or discharges of toxic gases. If any of these industry operating risks occur, we could sustain substantial losses. Substantial losses also may result from injury or loss of life, severe damage to or destruction of property, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

      Any of these events could adversely affect our business and the value of your investment.

      WE MAY NOT HAVE ENOUGH INSURANCE TO COVER ALL OF THE RISKS WE FACE. IF OUR INSURANCE COVERAGE SHOULD PROVE TO BE INADEQUATE, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AS WELL AS THE VALUE OF YOUR INVESTMENT, COULD BE ADVERSELY AFFECTED.

      In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance nor do we have a policy of insurance on the life of Walter Mize, our President, Chief Executive Officer and Chairman of the Board of Directors. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations and on the value of your investment.

      OIL AND NATURAL GAS PRICES ARE HIGHLY VOLATILE IN GENERAL AND LOW PRICES NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

      Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations.

      We have in the past and may in the future be required to write down the carrying value of our oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. Whether we will be required to take such a charge will depend on the prices for oil and natural gas at the end of any quarter and the effect of reserve additions or revisions and capital expenditures during such quarter. If a write down is required, it would result in a charge to earnings and would not impact cash flow from operating activities.

      GOVERNMENT   REGULATION  AND  LIABILITY  FOR  ENVIRONMENTAL   MATTERS  MAY
ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

      Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new laws or regulations, or the modification of existing laws or regulations, could have a material adverse effect on us.

      WE MAY HAVE DIFFICULTY MANAGING ANY FUTURE GROWTH AND THE RELATED DEMANDS ON OUR RESOURCES. IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

      We will likely place a significant strain on our financial, technical, operational and administrative resources if we are able to fully implement our plan to develop our existing wells and drill new wells. Implementation of our business plan will likely require us to purchase or lease additional machinery and equipment and to hire additional personnel as well as to make significant outlays of capital. If we do not plan adequately, if gas and oil prices decrease or if we cannot obtain sufficient capital to expand our operations, we may end up with too much or not enough machinery, equipment and personnel or cash flow timing problems. We may not be successful in achieving or managing growth and any such failure could have a material adverse effect on our business and the results of our operations.

      WE FACE STRONG COMPETITION FROM LARGER OIL AND NATURAL GAS COMPANIES. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY WITH THESE COMPANIES, THE VALUE OF YOUR INVESTMENT COULD DECLINE.

      Our competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than we have. We may not be able to successfully conduct our operations and consummate transactions in this highly competitive environment. Specifically, these larger competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. If we are unable to compete in the oil and gas market, the value of your investment could decline.

      THE OIL AND NATURAL GAS RESERVE DATA INCLUDED IN OR INCORPORATED BY REFERENCE IN THIS PROSPECTUS ARE ESTIMATES BASED ON ASSUMPTIONS THAT MAY BE INACCURATE AND EXISTING ECONOMIC AND OPERATING CONDITIONS THAT MAY DIFFER FROM FUTURE ECONOMIC AND OPERATING CONDITIONS. THEREFORE, YOU SHOULD NOT RELY ON THIS INFORMATION IN MAKING AN INVESTMENT DECISION.

      Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. The information regarding discounted future net cash flows included in this report should not be considered as the current market value of the estimated oil and natural gas reserves attributable to our properties. As required by the Securities and Exchange Commission, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Natural Gas Producing Activities" to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

      THE LOSS OF THE SERVICES OF WALTER G. MIZE COULD ADVERSELY AFFECT OUR BUSINESS AND YOUR INVESTMENT.

      We depend to a large extent on Walter G. Mize, our Chairman of the Board, President and Chief Executive Officer, for our management and business and financial contacts. The unavailability of Mr. Mize could have a material adverse effect on our business. Mr. Mize does not have an employment contract with us, however he is our major shareholder. The loss of Mr. Mize's services in the future could adversely affect our business and result in a decline in the value of your investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required to be included in this Item 8 are set forth in Item 15 of this Report.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      In the table below, information is given with respect to our directors and executive officers.

      NAME, AGE OF NOMINEE
      AND YEARS SERVED AS                                         PRINCIPAL OCCUPATION FOR PAST
            DIRECTOR                                             FIVE YEARS: OTHER DIRECTORSHIPS
            --------                                             -------------------------------
Walter G. Mize                        Mr. Mize has served as Chairman of the Board, President and Chief Executive
Age 66                                Officer of the Company since September 1987.  He has also served as President
Director Since 1987                   Chairman of the Board and Chief Executive Officer of UHC Petroleum

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

C. Dean Boyd                          Mr. Boyd has served as Secretary, Treasurer, and Chief Financial Officer of the
Age 57                                Company since his appointment on April 20, 2004.  He is the principal of his own
Director Since 1988                   consulting firm.  He was Senior Vice President, Senior Loan Officer of First National
                                      Bank of Longmont, Longmont, Colorado from January, 1999 to December, 2001. He previously served as President of Colorado Community First National Bank, located in Louisville, Colorado from February 1997 to January 1999; and as President of
                                      Community First National Bank, located in Fraser, Colorado, from 1988 to February
                                      1997. Mr. Boyd has been a Certified Public Accountant in the state of Colorado since 1972.

      NAME, AGE OF NOMINEE
      AND YEARS SERVED AS                                         PRINCIPAL OCCUPATION FOR PAST
            DIRECTOR                                             FIVE YEARS: OTHER DIRECTORSHIPS
            --------                                             -------------------------------
Harold L. Gilliam                     Mr. Gilliam served as Secretary, Treasurer and Chief Financial Officer of the Company
Age 57                                from November 1990 through April 19, 2004.  He has been a partner in the firm of
Director Since 1990                   Gilliam, Wharram & Co., P.C., Certified Public Accountants, located in
                                      Cleburne, Texas, since August 1987, and has been a Certified Public Accountant in the state of Texas since 1972.

Joe Martin                            Dr. Martin is an optometrist partner in the Cleburne Eye Clinic, located in
Age 59                                Cleburne, Texas, and has been an optometrist for over twenty-five years.
Director Since 1988

Theresa D. Turner                     Ms. Turner has been President of Colorado Community First National Bank,
Age 44                                located in Fraser, Colorado, since February 1997.  She previously served as
Director Since 1992                   Senior Vice President of that bank from January 1993 to February 1997, and in various other capacities since 1985.

Larry G. Coker                        Mr. Coker has been a practicing attorney in the state of Texas since 1990.
Age 46                                Prior to 1990 Mr. Coker was a petroleum engineer for Exxon Company, USA.
Director since 2002                   Mr. Coker is a member of the Texas State Bar and is also a registered petroleum engineer.

Thomas Pernice                        Mr. Pernice founded, and since 1999 has been President of  Modena Holding
Age 42                                Corporation, a business development, communications, and political consulting
Director since April 2004             company.  Since April 2001, he has served as a member of the Board of Directors and Treasurer and Secretary of Advanced Biotherapy, Inc. and since December 2002 he has served as a member of the Board of Directors of Universal Guardian
                                      Holdings, Inc. From January 1999 to August 2002, he was also a consultant and managing director of Cappello Group, Inc., a merchant banking firm based in Santa
                                      Monica, California. Prior to founding Modena Holding Corporation, he served as senior corporate executive in government and industry for more than 17 years. Most recently, he was Vice President of Public Affairs and a corporate officer of Dole
                                      Food Company, Inc. He also served in similar capacities for privately held businesses. Prior to joining Dole Food Company, Inc., Mr. Pernice served in the
                                      White House for more than seven years on the senior staff of the Bush-Quayle
                                      Administration and as a staff assistant in the Reagan-Bush Administration.

      We consider Harold Gilliam to be an audit committee financial expert. An audit committee financial expert is defined as a person who has the following attributes:

      o An understanding of generally accepted accounting principles and financial statements;

      o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

      o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and level of complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

      o     An understanding of internal control over financial reporting; and

      o     An understanding of audit committee functions.

      The audit committee financial expert may have acquired such attributes through:

      o Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

      o Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

      o Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

      o     Other relevant experience.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.

      Based upon a review of Forms 4 and amendments thereto, furnished to us during the fiscal year ended March 31, 2004, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended March 31, 2004, management has determined that, during such fiscal year, no directors, officers or ten percent beneficial owners of our common stock failed to file on a timely basis with the Securities and Exchange Commission one or more required reports on Form 4 or 5 regarding transactions in our securities, with the exception of the following: In February 2004 Gilliam, Wharram & Co., P.C. purchased 52,000 shares of the Company's common stock in the Company's private offering of units and received a warrant to purchase an additional 104,000 shares of common stock. Our director, Harold Gilliam, is a principal of Gilliam, Wharram & Co., P.C.

ITEM 11. EXECUTIVE COMPENSATION

      During the last three fiscal years, neither we nor any of our subsidiaries paid any cash compensation to our Chief Executive Officer, and none of our executive officers received compensation in excess of $100,000.

      The following table provides certain summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                               ANNUAL COMPENSATION                      COMPENSATION AWARDS
               NAME AND                                                                  SECURITIES UNDERLYING
          PRINCIPAL POSITION             YEAR         SALARY ($)      BONUS ($)               OPTIONS (#)
          ------------------             ----         ----------      ---------               -----------
      Walter G. Mize                Fiscal 2004           $0              $0                 1,000,000 (1)
      Chairman of the Board,        Fiscal 2003           $0              $0                       0
      President and Chief           Fiscal 2002           $0              $0                       0
      Executive Officer

(1) Option was granted on May 30, 2003 and fully vested on July 1, 2003. The exercise price is $0.50 per share. The term of the option is five years.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              INDIVIDUAL GRANTS (1)

      The following table provides information with respect to the grant of stock options during the last fiscal year to our Chief Executive Officer and to the persons who acted as our Chief Financial Officer.

                                          NUMBER OF                  % OF TOTAL
                                          SECURITIES                OPTIONS/SARS
                                          UNDERLYING                 GRANTED TO              EXERCISE OR
                                         OPTIONS/SARS               EMPLOYEES IN              BASE PRICE           EXPIRATION
                 NAME                      GRANTED                   FISCAL YEAR                ($/SH)                DATE
                 ----                      -------                   -----------                ------                ----
      Walter G. Mize                      1,000,000                     33.0%                $0.50/share          May 29, 2008
      Harold L. Gilliam                    200,000                      6.6%                 $0.50/share          May 29, 2008
      C. Dean Boyd                         120,000                      4.0%                 $0.50/share          May 29, 2008

(1) Option grants were incentive stock option grants.

                          OPTION EXERCISES AND HOLDINGS

      The following table provides information with respect to the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the last fiscal year by our Chief Executive Officer and to the persons who acted as our Chief Financial Officer:

                                                                                                            VALUE OF
                                                                                   NUMBER OF              UNEXERCISED
                                                                                  UNEXERCISED             IN-THE-MONEY
                                                                                   OPTIONS AT              OPTIONS AT
                                                                VALUE              FY-END (#)                FY-END
                                      SHARES ACQUIRED        REALIZED (1)         EXERCISABLE/            EXERCISABLE/
                 NAME                 ON EXERCISE (#)            ($)             UNEXERCISABLE          UNEXERCISABLE(2)
                 ----                 ---------------            ---             -------------          ----------------
      Walter G. Mize                        -0-                  -0-              1,000,000/0             $430,000/$0
      Harold L. Gilliam                     -0-                  -0-             50,000/150,000         $21,500/$64,500
      C. Dean Boyd                          -0-                  -0-             25,000/95,000          $10,750/$40,850

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MANAGEMENT

      The following table shows beneficial ownership of shares of our common stock by all five percent shareholders, current directors and current executive officers, as individuals and together as a group, at June 17, 2004.

        Name and Address of                    Amount and Nature of                  Percent
          Beneficial Owner                      Beneficial Owner(3)               Of Class (1)
          ----------------                      -------------------               ------------
Walter G. Mize                                  8,009,500 shares(4)                  59.65%
2 North Caddo Street
Cleburne, Texas 76033-1956

Harold L. Gilliam                                106,500 shares(5)                     (2)
Gilliam, Wharram & Co., P.C.
107 Westmeadow Dr.
Cleburne, Texas 76033

Joe Martin                                       36,000 shares(6)                      (2)
Cleburne Eye Clinic
110 W. Henderson
Cleburne, Texas 76033

C. Dean Boyd                                     33,550 shares(7)                      (2)
1258 Clubhouse Drive
Broomfield, Colorado 80020

Theresa D. Turner                                31,500 shares(8)                      (2)
P.O. Box 1283
Winter Park, Colorado 80482

        Name and Address of                    Amount and Nature of                  Percent
          Beneficial Owner                      Beneficial Owner(3)               Of Class (1)
          ----------------                      -------------------               ------------
Larry G. Coker                                   27,000 shares(9)                      (2)
530 Bedford Road, Suite 112
Bedford, Texas 76022

Thomas J. Pernice                               120,000 shares(10)                     (2)
847 Chautauqua Blvd.
Pacific Palisades, CA 90272

All directors and executive                      8,192,050 Shares                    76.82%
officers as a group (6 persons)

----------------------

(1) Based on 12,428,189 shares of Common Stock issued and outstanding as of June 17, 2004.

(2) Less than 1.0%.

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

(5) Includes 50,000 shares of common stock that may be acquired through the exercise of an option to purchase 200,000 shares granted on May 30, 2003 and 52,000 shares that may be acquired upon conversion of a promissory note acquired by Gilliam, Wharram & Co., P.C. in the private offering of our securities we undertook in February 2004.

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

(10)Includes 120,000 shares of common stock that may be acquired upon exercise of an option granted April 20, 2004.


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

      During the fiscal year ended March 31, 2004 the Company received the use of office space and equipment from Walter G. Mize without charge. Mr. Mize is under no obligation to provide the use of the office space or equipment to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth fees billed to us by Weaver and Tidwell, L.L.P. during the fiscal years ended March 31, 2004 and March 31, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. The Audit Related Fees were incurred as a result of consultations between our executive officers and Weaver and Tidwell, L.L.P. relating to the implementation of disclosure controls and procedures and the certification of same. Tax Fees were incurred for the preparation of the Company's consolidated tax return and the preparation of various state income tax returns. All Other Fees included $1,200 in the 2003 fiscal year that was incurred in connection with obtaining a consent from Weaver and Tidwell, L.L.P. for the filing of a registration statement. All Other Fees in the 2004 fiscal year included $1,135 related to research and consultation requested by the Company regarding issues related to stock options and issues related to our oil and gas operations and $2,828 related to consultations regarding the potential sale of oil and gas properties owned by us, including various alternatives and accounting treatments.

                                         March 31, 2004         March 31, 2003
                                         --------------         --------------

(i)         Audit Fees                   $       36,000          $     33,053
(ii)        Audit Related Fees           $            0          $        500
(iii)       Tax Fees                     $        5,275          $          0
(iv)        All Other Fees               $        3,963          $      1,200


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(A)   DOCUMENTS FILED AS PART OF REPORT

1.    FINANCIAL STATEMENTS PAGE

      The following financial statements of the Company are required to be Included in Item 8 and are filed under Item 15 at the page indicated:

      Report of Independent Registered Public Accounting Firm                F-1

      Consolidated Balance Sheets at March 31, 2004 and 2003                 F-2

      Consolidated Statements of Operations for the years ended
      March 31, 2004 and 2003                                                F-4

      Consolidated Statements of Changes in Shareholders' Equity
      for the years ended March 31, 2004 and 2003                            F-5

      Consolidated Statements of Cash Flows for the years ended
      March 31, 2004 and 2003                                                F-6

      Notes to Consolidated Financial Statements                             F-8

2.    EXHIBITS

      3.1   Articles of Incorporation, as amended on December 5, 1997(1)

      3.2   Bylaws(2)

      10.1  Loan Agreement with First Savings Bank, PSB (3)

      10.2  Loan Agreement with Almac Financial Corporation (3)

      10.3  1995 Stock Option Plan (3)

      10.4  1998 Stock Option Plan (4)

      10.5  2000 Stock Option Plan (5)

      10.6  2002 Consultant Equity Plan (6)

      10.7  Private Placement Subscription Application (3)

      10.8  Common Stock Purchase Warrant (3)

      10.9  Note Purchase Agreement (3)

      10.10 Convertible Promissory Note (3)

      14.   Code of Ethics (8)

      21    Subsidiaries of the Company (8)

      23    Consent of Weaver and Tidwell, L.L.P.(8)

      24    Power of Attorney (8)

      31.1  Certification of Chief Executive Officer (8)

      31.2  Certification of Chief Financial Officer (8)

      32    Certification pursuant to Section 906 of the Sarbanes Oxley Act (8)

      (1) Filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated by reference herein.

      (2) Filed with the Company's Registration Statement No. 33-43564 on Form S-1 and incorporated by reference herein.

      (3) Filed with the Company's Annual Report for the year ended March 31, 2004.

      (4) Incorporated by reference to the Company's registration statement on Form SB-2, File No. 333-115-121, filed on May 4, 2004.

      (5) Incorporated by reference to the S-8 registration statement filed by the Registrant on September 30, 1998 as document number 333-64711.

      (6) Incorporated by reference to the S-8 registration statement filed by the Registrant on December 6, 2000 as document number 333-51362.

      (7) Incorporated by reference to the S-8 registration statement filed by the Registrant on October 25, 2002 as document number 333-100739

      (8)   Filed herewith

(B)   REPORTS ON FORM 8-K.

      (1) On January 16, 2004 the Company filed a Form 8-K to disclose its failure to comply with the minimum bid price requirement of Rule 4310(c) of the NASD Marketplace Rules.

      (2) On February 25, 2004 the Company filed a Form 8-K to disclose information to be included in a presentation mnade by the Company at Friedland Capital's Undervalued Equities Conference featuring companies covered by Research Works.

      (3) On March 2, 2004 the Company filed a Form 8-K disclosing a private sale of common stock to accredited investors.

      (4) On May 10, 2004 the Company filed a Form 8-K Current Report to disclose the completion and terms of the private sale of common stock to investors.

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


Date:    June 28, 2004                UNITED HERITAGE CORPORATION


                                      By: /s/ Walter G. Mize
                                          --------------------------------------
                                          Walter G. Mize, Chairman of the Board,
                                          President, and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 28th day of June, 2004.


                                          SIGNATURE, TITLE


                                          /s/ Walter G. Mize
                                          --------------------------------------
                                          Walter G. Mize
                                          Chairman of the Board and
                                          Chief Executive Officer

                                          /s/ C. Dean Boyd
                                          --------------------------------------
                                          C. Dean Boyd
                                          Secretary, Treasurer, Chief Financial
                                          Officer (Principal Accounting Officer)
                                          and Director

                                          *
                                          --------------------------------------
                                          Dr. Joe Martin
                                          Director

                                          *
                                          --------------------------------------
                                          Harold L. Gilliam
                                          Director

                                          *
                                          --------------------------------------
                                          Theresa D. Turner
                                          Director

                                          *
                                          --------------------------------------
                                          Larry G. Coker
                                          Director

                                          *
                                          --------------------------------------
                                          Thomas J. Pernice
                                          Director


* /s/ Walter G. Mize
--------------------------------------
Walter G. Mize, as Attorney-in-Fact
for each of the persons indicated

                           UNITED HERITAGE CORPORATION
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                                 MARCH 31, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage Corporation and subsidiaries as of March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations.

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

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
May 14, 2004

____

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                                        2004           2003
                                                    -----------     -----------
         ASSETS

CURRENT ASSETS

     Cash                                           $   427,422     $    16,778
     Trade accounts receivable, net of
         allowance 2004 $0; 2003 $9,766                  43,904          43,160
     Accounts receivable - affiliate                     12,908          19,428
     Inventory                                           30,075         170,926
     Prepaid expenses                                   145,964         236,265
                                                    -----------     -----------

            Total current assets                        660,273         486,557


OIL AND GAS PROPERTIES, accounted
 for using the full cost method, net of
 accumulated depletion and depreciation
 of $161,027 for 2004 and $159,023 for 2003

         Proved                                      30,096,603      29,771,133
         Unproved                                       834,579         834,579
                                                    -----------     -----------

                                                     30,931,182      30,605,712

PROPERTY AND EQUIPMENT, at cost
     Equipment, furniture and fixtures                  253,039         253,039
     Vehicles                                            22,045          56,720
                                                    -----------     -----------

                                                        275,084         309,759
     Less accumulated depreciation                      203,942         196,473
                                                    -----------     -----------

                                                         71,142         113,286
                                                    -----------     -----------

TOTAL ASSETS                                        $31,662,597     $31,205,555
                                                    ===========     ===========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2004 AND 2003

                                                     2004              2003
                                                 ------------      ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                              $  2,000,000      $  2,000,000
     Accounts payable                                 621,063           565,468
     Accrued expenses                                 547,908           310,998
                                                 ------------      ------------

            Total current liabilities               3,168,971         2,876,466

LONG-TERM LIABILITIES
     Asset retirement obligation                      292,058                --
     Promissory notes payable                         584,913                --
     Note payable, related party                    2,608,869         2,525,369
                                                 ------------      ------------

            Total liabilities                       6,654,811         5,401,835

SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par
      value, 5,000,000 shares
      authorized, none issued                              --                --
     Common stock, $.001 par value,
         125,000,000 shares authorized,
         issued and outstanding
         2004 - 12,113,223

         2003 - 10,462,410                             12,114            10,463
     Common stock subscribed,

         2003 498,313 shares                               --           444,833
     Additional paid-in capital                    36,595,463        35,477,094
     Accumulated deficit                          (11,578,549)      (10,080,674)
                                                 ------------      ------------

                                                   25,029,028        25,851,716

     Deferred compensation and consulting             (21,242)          (47,996)
                                                 ------------      ------------

                                                   25,007,786        25,803,720
                                                 ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 31,662,597      $ 31,205,555
                                                 ============      ============

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2004 AND 2003

                                                    2004              2003
                                                ------------      ------------

OPERATING REVENUES
     Processed meat products                    $     14,009      $    110,860
     Oil and gas sales                               376,307           428,446
                                                ------------      ------------

         Total operating revenues                    390,316           539,306

OPERATING COSTS AND EXPENSES
     Processed meat products                         192,828           103,004
     Production and operating                        238,053           261,790
     Selling                                          39,867            34,197
     Depreciation and depletion                      104,785           100,168
     General and administrative                      996,464           605,373
                                                ------------      ------------


         Total operating costs and expenses        1,571,997         1,104,532
                                                ------------      ------------

         Loss from operations                     (1,181,681)         (565,226)

OTHER INCOME (EXPENSE)
     Interest income                                       7                60
     Interest expense                               (367,647)         (332,240)
     Miscellaneous income                             51,446            12,508
                                                ------------      ------------

         Loss before income tax                   (1,497,875)         (884,898)

INCOME TAX                                                --                --
                                                ------------      ------------

         Net loss                               ($ 1,497,875)     ($   884,898)
                                                ============      ============

Loss per share:

     Basic                                      ($      0.13)     ($      0.09)
                                                ============      ============

Weighted average number
     of shares outstanding

         Basic                                    11,145,161        10,284,966
                                                ============      ============


                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 2004 AND 2003

                                       Common Stock                                Common           Additional
                                ----------------------------      Stock            Paid-in          Accumulated
                                   Shares          Amount         Subscribed       Capital          Deficit            Other
                                -----------     ------------     ------------      ------------     ------------      ------------

Balance, March 31, 2002          10,264,059           10,264          373,333        35,404,092       (9,195,776)          (93,900)
    Cash received for stock
       subscribed, net of private
       placement costs of $7,000         --               --           71,500                --               --                --
    Stock issued for services       198,351              199               --            73,002               --                --
    Realization of deferred

       consulting costs                  --               --               --                --               --            45,904
    Net loss                             --               --               --                --         (884,898)               --
                                -----------     ------------     ------------      ------------     ------------      ------------

Balance, March 31, 2003          10,462,410           10,463          444,833        35,477,094      (10,080,674)          (47,996)
    Stock issued, net of private
       placement costs of $1,000    498,313              498         (444,833)          443,335               --                --
    Stock issued for services       402,500              403               --           216,214               --                --
    Stock options for services
       non-employees                     --               --               --            84,570               --                --
    Stock issued from private
       placement (PIPE)             750,000              750               --           374,250               --                --
    Deferred consulting costs            --               --               --                --          (42,250)
    Realization of deferred
       consulting costs                  --               --               --                --               --            69,004
    Net loss                             --               --               --                --       (1,497,875)               --
                                -----------     ------------     ------------      ------------     ------------      ------------

Balance, March 31, 2004          12,113,223     $     12,114     $         --      $ 36,595,463     ($11,578,549)     ($    21,242)
                                ===========     ============     ============      ============     ============      ============

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2004 AND 2003

                                                       2004            2003
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                      ($1,497,875)     ($  884,898)


     Adjustments to reconcile net loss
     to net cash used in operating activities:

            Depreciation and depletion                 104,785          100,168
            Loss from abandonment of website                --           12,023
            Realization of stock options
                 issued to employees                    84,570               --
            Recognition of services

                performed for stock                    174,367           73,201
            Deferred compensation and consulting
                recognized in current year              69,004           45,904
            Changes in assets and liabilities:
                Accounts receivable                      5,776           34,661
                Inventory                              140,851          (15,686)
                Other current assets                    90,301           22,579
                Checks issued in excess
                    of bank balances                        --           (1,488)
                Accounts payable and
                    accrued expenses                   273,198          143,977
                                                   -----------      -----------

        Net cash used in operating activities         (555,023)        (469,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties               (76,746)        (109,959)
                                                   -----------      -----------

        Net cash used in investing activities          (76,746)        (109,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                           83,500          524,796
     Proceeds from promissory notes                    584,913               --
     Proceeds from issue of common stock               375,000               --
     Proceeds from private placement                        --           78,500
     Payments on private placement                      (1,000)          (7,000)
                                                   -----------      -----------

                    Net cash provided by
                        financing activities         1,042,413          596,296
                                                   -----------      -----------

                    Net increase in cash               410,644           16,778

Cash, beginning of year                                 16,778               --
                                                   -----------      -----------

Cash, end of year                                  $   427,422      $    16,778
                                                   ===========      ===========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2004 AND 2003
                                   (continued)

                                                         2004         2003
                                                       ---------     --------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
     Cash paid during the year for:
         Interest                                      $  23,706     $128,750
                                                       =========     ========

         Taxes                                         $      --     $     --
                                                       =========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

     Common stock issued in exchange
         for future consulting services                $  42,250     $     --
                                                       =========     ========
     Common stock issued
         in exchange for services                      $ 174,367     $ 73,201
                                                       =========     ========
     Common stock issued pursuant to contingent
         provisions of a private placement in 2001     $     498     $     --
                                                       =========     ========

     Recognition of asset retirement obligation        $ 294,839     $     --
                                                       =========     ========

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

      NATURE OF OPERATIONS

      United Heritage Corporation distributes meat products primarily on the west coast of the United States of America. The Company also owns various oil and gas properties located in Texas and New Mexico. The Company began production of the Texas properties during the year ended March 31, 2000 and began production of its New Mexico properties during the year ended March 31, 2003. The Company continues to explore and develop its oil and gas properties.

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

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      OIL AND GAS PROPERTIES - CONTINUED

           The Company is currently participating in oil and gas exploration and development activities in New Mexico. As of March 31, the following associated property costs have been excluded in computing amortization of the full cost pool:

                                                     2004           2003
                                                  ----------    ----------

                Acquisition costs                 $  834,579    $  834,579
                Exploration costs                          -             -
                Capitalized interest                       -             -
                                                  ----------    ----------
                                                  $  834,579    $  834,579
                                                  ==========    ==========

      The Company will begin to amortize the remaining acquisition costs when the project evaluation is complete, which is currently estimated to be during the fiscal year ending March 31, 2005.

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

      ADVERTISING

      The Company expenses all advertising costs as incurred. Expense for the years ended March 31, 2004 and 2003 were $36,803 and $290, respectively.

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

      Since the Company did not grant options to employees in the year ended March 31, 2003, there is no pro forma effect to disclose for that year in relation to compensation expense using the fair value method prescribed by SFAS No. 123.

      The fair value of the options granted in the year ended March 31, 2004 was estimated on the date of grant using a Black-Scholes option pricing model and the following assumptions: a risk-free rate of return of 4.0%; an expected life of three years; expected volatility of 98.80%; and no expected dividends.

      Using the above assumptions, the fair value of the options granted in the year ended March 31, 2004 on a pro forma basis would result in additional compensation expense of $315,086. As such, pro forma net loss and net loss per share would be as follows for the year ended March 31, 2004:

                    Net loss as reported                         ($1,497,875)
                    Additional compensation                         (315,086)

                    Pro forma net loss                           ($1,812,961)

                    Loss per share as reported                        ($0.13)

                    Pro forma loss per share                          ($0.16)

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

      NEW PRONOUNCEMENTS

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" (VIE's), an Interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R (revised December 2003) which delays the effective date of the application of FIN 46 to non-special purpose VIE's acquired or created before February 1, 2003, to the interim period ending December 31, 2004, and provides additional technical clarifications to implementation issues. Management does not anticipate the adoption of this interpretation will have a material impact on the consolidated financial statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   ASSET RETIREMENT OBLIGATIONS

      The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This statement, adopted by the Company as of April 1, 2003, establishes accounting and reporting standards for the legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and the normal operation of long-lived assets. It requires that the fair value of the liability for asset retirement obligations be recognized in the period in which it is incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is allocated to expense using a systematic method over the asset's useful life. Changes in the liability for the asset retirement obligation are recognized for
      (a) the passage of time and (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

      In connection with the adoption of SFAS No. 143, all asset retirement obligations of the Company were identified and the fair value of the retirement costs were estimated as of the date the long-lived assets were placed into service. The asset retirement obligations' fair values were then estimated as of April 1, 2003. At April 1, 2003, the Company recognized asset retirement costs of $294,824, accumulated depletion of $15 and asset retirement obligations of $294,839, of which $19,311 were classified as current. The cumulative-effect for the current and preceding two years was considered not significant and no adjustment was made.

      A reconciliation of the changes in the estimated asset retirement obligation from the amount recorded upon adoption of SFAS No. 143 on April 1, 2003 through March 31, 2004 is as follows:

                    Beginning asset retirement obligation           $   294,839
                    Additional liability incurred                        -
                    Accretion expense                                    16,530
                    Asset retirement cost incurred                       19,311
                                                                    -----------
                    Ending asset retirement obligation              $   292,058
                                                                    ===========

      During the year ended March 31, 2004, accretion expense was recognized and included in the $104,785 of depreciation and depletion reported in the consolidated statement of operations for the year ended March 31, 2004. There have not been any revisions to either the timing or the amount of the original estimate of undiscounted cash flows during the year ended March 31, 2004. Asset retirement obligations at March 31, 2004 are $292,058, of which $0 has been classified as current.

NOTE 3.   GOING CONCERN

      The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   GOING CONCERN - CONTINUED

      liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has a working capital deficit. In addition, sales of meat products have been declining and few meat products have been sold since October 2002. The appropriateness of using the going concern basis is dependent upon the Company's ability to retain existing financing and to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Management of the Company is currently attempting to raise equity capital with a private placement of common stock and is exploring other methods of financing operations including additional borrowing from a related party financing company, potential joint venture partners and selling portions or all of certain properties and/or subsidiary companies. In addition, as disclosed in Note 8, the Company increased its borrowing capacity with a related party financing company to $3,000,000 during the year ended March 31, 2003 and has extended the line of credit maturity date to April 2005. The Company is also reducing overhead in its oil and gas and meat sales segments and in its corporate headquarters. The Company expects that these actions will allow it to continue and eventually achieve its business plan.

NOTE 4.   CONCENTRATIONS OF CREDIT RISK

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash equivalents and trade receivables. During the years ended March 31, 2004 and 2003, the Company maintained money market accounts with a bank, which at times exceeded federally insured limits. Cash equivalents held in money market accounts at March 31, 2004 and 2003 were $110,039 and $212, respectively.

      Concentrations of credit risk with respect to trade receivables consist principally of food industry customers operating within the United States and oil and gas customers.

      At March 31, 2004, receivables from an oil and gas customer and a food industry customer comprised 86% and 12%, respectively, of the trade receivable balance. Receivables from an oil and gas customer and a food industry customer at March 31, 2003 comprised 17% and 46%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible.

NOTE 5.   INVENTORY

      Inventory consists of the following:
                                                2004         2003
                                              ---------    ---------
           Meat held for resale               $  13,258    $ 157,058
           Oil in tanks                          16,817       13,868
                                              ---------    ---------
                                              $  30,075    $ 170,926
                                              =========    =========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   OIL AND GAS PROPERTIES AND OPERATIONS

      Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31 are as follows:

                                                     2004            2003
                                                 -----------     -----------
Capitalized costs of oil and gas properties:
          Proved                                 $30,257,630     $29,930,156
          Unproved                                   834,579         834,579

                                                  31,092,209      30,764,735
Less accumulated depletion,

          depreciation, and amortization             161,027         159,023

                                                 $30,931,182     $30,605,712

      Costs incurred in oil and gas producing activities were as follows:

                                                     2004            2003
                                                 -----------     -----------
Property acquisitions

     Unproved                                    $        --     $        --
Exploration                                               --          80,555
Development                                           70,746          61,404

                                                 $    70,746         141,959

      Results of operations of oil and gas producing activities for the years ended March 31 are as follows:

                                                     2004             2003
                                                 -----------     -----------
          Revenues from oil and
            gas producing activities:

     Sales to unaffiliated parties               $   376,307     $   428,446
Expenses

     Production and operating                        238,053         261,790
     General and administrative                      196,069          83,259
     Depreciation and depletion                       62,645          56,325

          Total expenses                             496,767         401,374

     Pretax income (loss) from producing activiti   (120,460)         27,072
     Income tax expense                                   --              --

Results of oil and gas producing activities
     (excluding corporate overhead and
           interest costs)                       ($  120,460)    $    27,072

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   LINE OF CREDIT

      In April 2002, the Company obtained a $2,000,000 revolving line of credit from a banking institution. The credit facility bears interest at 1% above the Wall Street Journal prime rate per annum (4.25% at March 31, 2004) and is due on demand. At March 31, 2003 the Company had drawn $2,000,000 against the credit facility. The credit line matured on April 25, 2003 and is past due. The Company is negotiating new terms with the lender although there can be no assurance that the Company will be successful. The Company's largest shareholder has provided collateral for this loan. Interest cost for the years ended March 31, 2004 and 2003 was $105,288 and $110,472, respectively.

NOTE 8.   NOTE PAYABLE, RELATED PARTY

      The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2005, from ALMAC Financial Corporation, a corporation owned by a major shareholder. At March 31, 2004 and 2003 the Company had drawn $2,608,869 and $2,525,369, respectively, under the line of credit. At March 31, 2004 and 2003 accrued expenses payable includes $327,209 and $194,813 of accrued interest related to this line of credit agreement. Interest cost for the years ended March 31, 2004 and 2003 was $262,146 and $221,768, respectively. In addition, at March 31, 2003, the Company had a $124,103 long-term account payable due to ALMAC, bearing no interest, which was retired during the year ended March 31, 2004.

NOTE 9.   PROMISSORY NOTES PAYABLE

      During the year ended March 31, 2004, the Company raised $584,913 from the
      issuance  of  promissory  notes  payable  to  accredited  investors.   The
      promissory notes bear no interest and are due March 15, 2007.

      Subsequent to March 31, 2004, the Company's shareholders approved conversion features related to the notes. The note holders will have the right to convert the outstanding principal amount into two shares of common stock for each dollar of principal. Additionally, upon conversion, debt holders will receive a warrant to purchase two shares of common stock for every share of common stock converted, such warrant providing for exercise prices of $.75 per share for half of the shares underlying the warrant and $1.00 per share for the remaining shares.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   BUSINESS SEGMENTS AND MAJOR CUSTOMERS

      At March 31, 2004 and 2003, the Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area. Revenue recognition and other accounting policies by segment are consistent with those for the consolidated entity disclosed in
      Note 1.

      SEGMENT INFORMATION:


                                                      2004                                2003
                                       Oil and Gas      Meat      Total    Oil and Gas   Meat     Total
                                       -----------   ---------  ---------  --------- --------   ---------
       Revenues from
      external customers                 $ 376,307    $  14,009  $ 390,316  $ 428,446 $ 110,860  $ 539,306
      Interest revenue                           -            -          -          -         -          -
      Depletion, depreciation
        and amortization                    62,645       37,330     99,975     56,325    37,523     93,848
      Segment profit (loss)               (120,460)    (387,559)  (508,019)    27,072  (174,033)  (146,961)

      Segment assets                    31,001,989      188,162 31,190,151 30,679,625   451,347 31,130,972
      Expenditures for
        segment assets                     365,570            -    365,570    141,959        -     141,959


      RECONCILIATIONS:
      REVENUES                                       2004            2003
                                                 -----------     -----------
Total revenues for reportable segments           $   390,316         539,306
Other revenues                                            --              --
                                                 -----------     -----------
Total consolidated revenues                      $   390,316     $   539,306
                                                 ===========     ===========

PROFIT OR LOSS
Total profit (loss) for reportable segments      ($  508,019)    ($  146,961)
Other profit or loss                                (989,856)       (737,937)
                                                 -----------     -----------

Income (loss) before income taxes                ($1,497,875)    ($  884,898)
                                                 ===========     ===========

ASSETS

Total assets for reportable segments             $31,190,151     $31,130,972
Other assets                                         472,446          74,583
                                                 -----------     -----------
Consolidated total                               $31,662,597     $31,205,555
                                                 ===========     ===========

      OTHER SIGNIFICANT ITEMS:

                                           2004                                   2003
                            ----------------------------------     ---------------------------------
                            Segment     Consolidated               Segment    Consolidated
                            Totals      Adjustments    Totals      Totals     Adjustments    Totals
                            --------     --------     --------     --------     --------    --------
Interest revenue            $     --     $      7     $      7     $     --     $     60     $     60
Interest expense                  --      367,647      367,647           --      332,240      332,240
Expenditures for assets      365,570           --      365,570      141,959           --      141,959
Depletion, depreciation
  and amortization            99,975        4,810      104,785       93,848        6,320      100,168


      Adjustments to reconcile total segment interest revenue and expense, and depreciation and amortization to consolidated totals are attributed to corporate headquarters, which is not included in segment information.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NOTE 10. BUSINESS SEGMENTS AND MAJOR CUSTOMERS - CONTINUED

      The Company recorded meat sales to the following major customers for the years ended March 31:

                                         2004                    2003
                                 --------------------    --------------------
                                   Amount    Percent       Amount    Percent
                                 ---------  ---------    ---------  ---------
           Customer A            $       -          -    $ 110,860      100.0%
           Customer B                8,214      99.5%            -          -
                                 ---------  ---------    ---------  ---------
                                 $   8,214      99.5%    $ 110,860      100.0%
                                 =========  =========    =========  =========

      The Company recorded oil and gas sales to the following major customers for the years ended March 31:

                                        2004                     2003
                                 --------------------    --------------------
                                   Amount    Percent       Amount    Percent
                                 ---------  ---------    ---------  ---------
           Customer A            $ 182,535       48.5%   $ 250,596       59.0%
           Customer B              193,772       51.5%     177,850       41.0%
                                 ---------  ---------    ---------  ---------
                                 $ 376,307      100.0%   $ 428,446      100.0%
                                 =========  =========    =========  =========

NOTE 11.   STOCK OPTION PLANS

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

NOTE 11.   STOCK OPTION PLANS - CONTINUED

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

      The following schedule summarizes pertinent information with regard to the 2000 Plan for the years ended March 31:

                                   2004                  2003
                            --------------------  -------------------
                                        Weighted             Weighted
                                        Average              Average
                             Shares     Exercise  Shares     Exercise
                          Outstanding   Price    Outstanding  Price
                           ---------   --------- ---------  ---------

     Beginning of year            --   $     --   510,000   $    1.50
     Granted               3,155,000       0.50        --          --
     Exercised                    --         --        --          --
     Forfeited                    --         --  (510,000)      (1.50)
     Expired                      --         --        --          --
                           ---------  --------- ---------   ---------
     End of year           3,155,000  $    0.50        --   $      --
                           =========  ========= =========   =========
     Exercisable           1,745,000  $    0.50        --   $      --

Weighted average
     fair value of
     options granted                  $    0.16             $     --
                                       ========             ========

      Options granted to non-employees under the above three plans resulted in compensation expense of $84,570 for the year ended March 31, 2004.

      Options were granted to an employee in 2002, but were forfeited during the year ended March 31, 2003 due to the employee being terminated.

NOTE 12.   STOCK WARRANTS

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

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.   STOCK WARRANTS

      In addition, directors of the Company entered into a stock warrant agreement effective January 12, 2004. Pursuant to the agreement, the Company issued 1,500,000 warrants to purchase common stock in connection with a private placement. Warrants issued under the agreement must be exercised by March 15, 2007.

      The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31:

                                  2004                    2003
                         ----------------------  -----------------------
                                      Weighted                  Weighted
                                      Average                   Average
                            Shares    Exercise     Shares       Exercise
                         Outstanding  Price      Outstanding     Price
                         ----------  ----------  ----------   ----------
Beginning of year           150,000  $      1.50     150,000  $     1.50
     Granted              1,500,000          .88          --          --
     Exercised                   --          --           --          --
     Forfeited                   --          --           --          --
     Expired                     --          --           --          --
                         ----------  ----------  ----------   ----------
End of year               1,650,000  $      .94     150,000   $     1.50
                         ==========  ==========  ==========   ==========
Exercisable               1,650,000  $      .94     150,000   $     1.50
                         ==========  ==========  ==========   ==========

Weighted average
     fair value of
     warrants issued                 $       --               $       --
                                     ==========               ==========

      The 150,000 warrants are exercisable at $1.50 per share and the remaining contractual life is 0.5 years as of March 31, 2004. Half of the 1,500,000 warrants are exercisable at .75 and $1.00 respectively and have remaining contractual life is 2.9 years.

      During the years ended March 31, 2004 and 2003, the Company recorded $0 for services rendered related to warrants issued under the agreements.

      The fair value of each warrant grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 6.0%; an expected life of three years; expected volatility of 99.6%; and no expected dividends.

NOTE 13.   INCOME TAXES

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

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.   INCOME TAXES - CONTINUED

      The Company federal tax provision consists of the following:

                                    2004        2003
                                  -------     -------
           Current                $     -     $     -
           Deferred                     -           -
                                  -------     -------
                                  $     -     $     -
                                  =======     =======

      At March 31, the deferred tax asset and liability balances are as follows:

                                                  2004               2003
                                              ------------       ------------
           Deferred tax asset

                Oil and gas properties        $  8,049,925       $  8,049,925
                Net operating loss               3,183,657          2,676,190
                                              ------------       ------------

                                                11,233,582         10,726,115
           Deferred tax liability                       --                 --
                                              ------------       ------------

           Net deferred tax asset               11,233,582         10,726,115
           Valuation allowance                 (11,233,582)       (10,726,115)
                                              ------------       ------------
                                              $         --       $         --
                                              ============       ============

      The net change in the valuation allowance for 2004 and 2003 is an increase of $505,467 and $299,930, respectively. The deferred tax asset is due to the net operating loss carryover and difference in the basis of oil and gas properties for tax and financial reporting purposes.

      The Company has a net operating loss carryover of approximately $9,364,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2022, if not previously utilized.

NOTE 14.   STOCK BONUS PLAN

      The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The administration of the plan is done by the Company's stock option committee. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2004, 27,800 shares had been issued in accordance with the plan.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.   SHAREHOLDERS' EQUITY

      Effective January 2, 2002, the Company entered into a "private placement" to sell up to 1,750,000 shares of its common stock. On July 12, 2003, the Company issued 498,313 shares of common stock in connection with this "private placement". These shares are reported as common stock subscribed in the consolidated financial statements for prior periods.

NOTE 16.   CONTINGENCIES

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

NOTE 17.   2002 CONSULTANT EQUITY PLAN

      In August 2002, the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. Pursuant to the Plan, 302,500 shares have been issued as of March 31, 2004.

NOTE 18.   SUBSEQUENT EVENT

      Subsequent to March 31, 2004, the Company has raised approximately $752,000 from the issuance of convertible promissory notes payable to accredited investors.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.   SUPPLEMENTARY FINANCIAL INFORMATION
                  FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

                                                    Oil (Bbls)     Gas (Mcf)
                                                    -----------   -----------
     March 31, 2002                                  27,656,017     4,802,382
          Extensions, additions and discoveries         426,050            --
          Revisions of previous estimates              (388,874)   (2,973,777)
          Production                                    (12,782)     (154,716)
                                                    -----------   -----------
     March 31, 2003                                  27,680,411     1,673,889
          Extensions, additions and discoveries              --            --
          Revisions of previous estimates               (79,671)      (37,317)
          Production                                     (8,725)     (129,062)
                                                    -----------   -----------

     March 31, 2004                                  27,592,015     1,507,510
                                                    ===========   ===========
PROVED DEVELOPED RESERVES

     March 31, 2003                                   6,798,421     1,673,889
                                                    ===========   ===========
     March 31, 2004                                   6,702,230     1,507,510
                                                    ===========   ===========

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.   SUPPLEMENTARY FINANCIAL INFORMATION

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

      STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES

                                             March 31, 2004  March 31, 2003
                                             -------------- ---------------

      Future cash inflows                    $ 714,797,000  $ 561,848,000
           Future costs:
           Production                         (243,300,000)  (231,160,000)
           Development                         (11,434,000)    (6,844,000)
                                             -------------  -------------
      Future net cash flows before income tax  460,063,000    323,844,000
      Future income tax                       (154,050,000)  (107,590,000)
                                             -------------  -------------
      Future net cash flows                    306,013,000    216,254,000
      10% annual discount                     (174,126,000)  (121,051,000)
                                             -------------  -------------
      Standardized measure of
      discounted future net cash flows       $ 131,887,000  $  95,203,000
                                             =============  =============

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.   SUPPLEMENTARY FINANCIAL INFORMATION
           FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) - CONTINUED

           CHANGES IN STANDARDIZED MEASURE OF
           DISCOUNTED FUTURE NET CASH FLOWS

                                       March 31, 2004     March 31, 2003
                                        ------------      ------------
Sales of oil and gas
     net of production costs            ($   138,000)     ($   167,000)
Net changes in prices
     and production and development
     costs                                60,528,000         7,697,000
Extensions, additions
     and discoveries                              --         2,204,000
Revision of quantity
     estimates and timing                (13,206,000)      (12,460,000)
Accretion of discount                      9,520,000         9,044,000
Net change in income taxes               (20,024,000)       (2,940,000)
Other                                          4,000         1,388,000
                                        ------------      ------------
Net increase                            $ 36,684,000      $  4,766,000
                                        ============      ============