Form 10QSB
period 2004-06-30
UNITED HERITAGE CORP
filed 2004-08-13
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004; or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
      ____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of common stock, $0.001 par value, outstanding at August 5, 2004, was 15,224,950 shares.

Traditional Small Business Format
(Check one)    yes |_|    no |X|

                    UNITED HERITAGE CORPORATION--FORM 10-QSB
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                                                   Page Number
           Item 1 - Financial Statements

                  Consolidated Condensed Balance Sheets
                  at June 30, 2004 (unaudited) and March 31, 2004 (audited)                        2 - 3

                  Consolidated Condensed Statements of Income (unaudited)
                  for the three months ended June 30, 2004 and June 30, 2003                       4

                  Consolidated Condensed Statements of Cash Flows (unaudited)
                  for the three months ended June 30, 2004 and June 30, 2003                       5

                  Notes to Consolidated Condensed Financial Statements                             6 - 12

           Forward-Looking Statements                                                              13

           Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                 14-19

           Item 3 - Controls and Procedures                                                        20

PART II  - OTHER INFORMATION

           Item 1 - Legal Proceedings                                                              20

           Item 2 - Changes in Securities                                                          20

           Item 3 - Defaults upon Senior Securities                                                20

           Item 4 - Submission of Matters to a Vote of Security Holders                            20

           Item 5 - Other Information                                                              20

           Item 6- Exhibits and Reports on Form 8-K                                                20-21

SIGNATURES                                                                                         21

OFFICER CERTIFICATES                                                                               22-24

PART I, ITEM 1.  FINANCIAL STATEMENTS

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            JUNE 30,        MARCH 31,
                                                              2004            2004
                                                          ------------    ------------
                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS
            Cash                                          $     54,590    $    427,422
         Trade accounts receivable                              99,777          43,904
            Accounts receivable - affiliate                     12,908          12,908
         Inventory                                              26,265          30,075
         Prepaid expenses                                      140,511         145,964
                                                          ------------    ------------
                  Total Current Assets                         334,051         660,273
                                                          ------------    ------------

OIL AND GAS PROPERTIES, accounted for
         using the full cost method, net of accumulated
         depletion  and depreciation of $172,098
         at June 30, 2004 and $161,027 at
         March 31, 2004
                  Proved                                    30,461,432      30,096,603
                  Unproved                                     834,579         834,579
                                                          ------------    ------------
                                                            31,296,011      30,931,182
                                                          ------------    ------------

PROPERTY AND EQUIPMENT, at cost
         Equipment, furniture and fixtures                     256,037         253,039
         Vehicles                                               22,045          22,045
                                                          ------------    ------------
                                                               278,082         275,084
         Less accumulated depreciation                        (213,837        (203,942)
                                                          ------------    ------------
                                                                64,245          71,142
                                                          ------------    ------------

TOTAL ASSETS                                              $ 31,694,307    $ 31,662,597
                                                          ============    ============

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  JUNE 30,       MARCH 31,
                                                    2004            2004
                                                ------------    ------------
                                                (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Line of credit                         $  2,000,000    $  2,000,000
         Accounts payable                            669,074         621,063
         Accrued expenses                            610,909         547,908
                                                ------------    ------------
                  Total Current Liabilities        3,279,983       3,168,971
                                                ------------    ------------

LONG-TERM LIABILITIES
            Asset Retirement Obligation              292,058         292,058
            Promissory Notes Payable                      --         584,913
         Note payable, related party               2,086,994       2,608,869
                                                ------------    ------------

                  Total Liabilities                5,659,035       6,654,811
                                                ------------    ------------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value,
         125,000,000 shares authorized;
            issued and outstanding:
              June 30, 2004 - 15,078,223
              March 31, 2004 - 12,113,223             15,079          12,114
         Additional paid-in capital               38,171,726      36,595,463
         Accumulated deficit                     (12,138,292)    (11,578,549)
                                                ------------    ------------
                                                  26,048,513      25,029,028
         Deferred compensation and consulting        (13,241)        (21,242)
                                                ------------    ------------
                  Total Shareholders' Equity      26,035,272      25,007,786
                                                ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 31,694,307    $ 31,662,597
                                                ============    ============

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      JUNE 30,
                                                      --------
                                                2004            2003
                                            ------------    ------------

OPERATING REVENUES
     Processed meat products                $     51,296    $         --
     Oil and gas sales                           110,414         104,688
                                            ------------    ------------
TOTAL OPERATING REVENUES                         161,710         104,688
                                            ------------    ------------

OPERATING COSTS AND EXPENSES
     Processed meat products                      48,946              --
     Production and operating                     77,180          65,411
     Selling                                       1,007              --
     Depreciation and depletion                   20,966          22,927
     General and administrative                  497,450         244,255
                                            ------------    ------------
TOTAL OPERATING COSTS AND EXPENSES               645,549         332,593
                                            ------------    ------------

LOSS from Operations                            (483,839)       (227,905)

OTHER INCOME (EXPENSE)
     Miscellaneous income                          4,008           3,621
     Interest expense                            (79,912)        (89,613)
                                            ------------    ------------

NET LOSS                                    $   (559,743)   $   (313,897)
                                            ============    ============

     Loss per share (basic)                 $      (0.04)   $      (0.03)
                                            ============    ============

Weighted average number of shares (basic)     12,678,278      10,582,190
                                            ============    ============

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                      2004          2003
                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $(559,743)   $(313,897)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                       20,966       22,927
      Recognition of services performed for stock     195,000       24,750
      Deferred compensation and consulting              8,001       22,501

      Stock options issued for services                11,798       49,176
      Changes in assets and liabilities:
         Accounts receivable                          (55,873)       4,922
         Inventory                                      3,810        1,500
         Other current assets                           5,453       12,709
         Accounts payable and accrued expenses        111,012      175,267
                                                    ---------    ---------
   Net cash used in operating activities             (259,576)        (145)
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to oil and gas properties            (328,470)     (41,899)
      Additions to equipment                           (2,998)          --
                                                    ---------    ---------
   Net cash used in investing activities             (331,468)     (41,899)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                        740,087       33,100
      Payments on note payable, related party        (521,875)          --
      Cost of private placement                            --       (1,000)
                                                    ---------    ---------
   Net cash provided by financing activities          218,212       32,100
                                                    ---------    ---------

(Decrease) in cash and cash equivalents              (372,832)      (9,944)

Cash at beginning of period                           427,422       16,778
                                                    ---------    ---------

    CASH AT END OF PERIOD                           $  54,590    $   6,834
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2004.

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

The Company has raised $1,700,000 in recent months from the private placement of common stock and the issuance of promissory notes which were converted to common stock during June 2004. Management of the Company continues to explore other methods of financing operations including additional borrowing from a related party financing company, potential joint venture partners and selling portions or all of certain properties and/or subsidiary companies. The Company expects that these actions will allow it to continue and eventually achieve its business plan.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 3 - INVENTORY

Inventory consists of the following:

                           JUNE 30,  MARCH 31,
                             2004      2004
                           -------    -------
    Meat held for resale   $10,368    $13,258

    Oil in tanks            15,897     16,817
                           -------    -------
                           $26,265    $30,075
                           =======    =======

NOTE 4 - OIL AND GAS PROPERTIES

      Capitalized costs related to oil and gas producing activities and related accumulated depletion; depreciation and amortization are as follows:

                                                     JUNE 30,       MARCH 31,
                                                      2004           2004
                                                  ------------    ------------
   Capitalized costs of oil and gas properties:
      Proved                                      $ 30,633,530    $ 30,257,630
      Unproved                                         834,579         834,579
                                                  ------------    ------------
                                                    31,468,109      31,092,209
   Less accumulated depletion, depreciation,
      and amortization                                (172,098)       (161,027
                                                  ------------    ------------
                                                  $ 31,296,011    $ 30,931,182
                                                  ============    ============

Proved Reserves are as follows:
                                                   Oil (Bbls)       Gas (Mcf)
                                                  ------------    ------------
   March 31, 2004                                   27,592,015       1,507,510
       Extensions, additions and discoveries               -0-             -0-
       Less production for period                       (1,276)        (34,158)
                                                  ------------    ------------
   June 30, 2004                                    27,590,739       1,473,352
                                                  ============    ============

NOTE 5 - CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers and food industry customers. Receivables from one oil and gas customer and one meat sales customer at June 30, 2004 comprised approximately 27% and 31%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 6 - LINE OF CREDIT

The line of credit liability represents amounts drawn under a $2,000,000 revolving credit facility with a financial institution. The credit line matured on April 25, 2002, and is past due. It bears interest at one percent above the Wall Street Journal prime rate. The lender has demanded that the Company repay the line, however, that has not been done because the Company is in a dispute with the lender. The Company is attempting to negotiate a settlement with the lender, although there can be no assurance that the Company will be successful. The Company's largest shareholder provided collateral for this loan.

NOTE 7 - PROMISSORY NOTES PAYABLE

During the quarter ended June 30, 2004, the Company raised $740,087 from the issuance of promissory notes payable to accredited investors. During the prior fiscal year ended March 31, 2004, the Company had raised $584,913 from the issuance of promissory notes payable. The promissory notes bear no interest and are due March 15, 2007.

During April 2004, the Company's shareholders approved the conversion features related to the notes. The note holders have the right to convert the outstanding principal amount into two shares of common stock for each dollar of principal. Additionally, upon conversion, debt holders will receive a warrant to purchase two shares of common stock for every share of common stock converted, such warrant providing for exercise prices of $.75 per share for half of the shares underlying the warrant and $1.00 per share for the remaining shares.

During June 2004, the promissory notes were converted into an aggregate of 2,650,000 shares of common stock and the related warrants were issued.

NOTE 8 - NOTE PAYABLE TO RELATED PARTY

The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2006, from ALMAC Financial Corporation, a corporation owned by the largest shareholder of the Company. At June 30, 2004 the Company had drawn $2,086,994 under the line of credit.

NOTE 9 - NET LOSS PER COMMON SHARE

Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 2004 and June 30, 2003. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 10 - INCOME TAXES

As of March 31, 2004, the Company had net operating loss carryovers of approximately $9,920,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2022, if not previously utilized.

NOTE 11 - ESTIMATES

The preparation of interim consolidated financial statements as of June 30, 2004 in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 12 - 2002 CONSULTANT EQUITY PLAN

In August 2002 the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. 315,000 shares have been issued pursuant to the plan during the three months ended June 30, 2004.

NOTE 13 - BUSINESS SEGMENTS

The Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

SEGMENT INFORMATION:

                                                                   THREE MONTHS ENDED JUNE 30,
                                         --------------------------------------------------------------------
                                                         2004                                    2003
                                        ----------------------------- ---------------------------------------
                                        Oil & Gas     Meat       Total      Oil & Gas    Meat        Total
                                        ---------     ----       -----      ---------    ----        -----

Revenues from external customers         $110,414   $ 51,296   $ 161,710    $ 104,688  $    -0-    $ 104,688
Segment profit (loss)                      (9,628)   (40,349)    (49,977)       2,086   (51,068)     (48,982)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                         $ 161,710                           $ 104,688
Other revenues                                                       -0-                                 -0-
                                                               ---------                           ----------
Total consolidated revenues                                    $ 161,710                           $ 104,688
                                                               =========                           =========
PROFIT OR LOSS
Total profit (loss) for reportable
  Segments                                                     $ (49,977)                          $ (48,982)
Other profit or (loss)                                          (509,766)                           (264,915)
                                                               ---------                           ----------
Income (loss) before income taxes                              $(559,743)                          $(313,897)
                                                               =========                           =========

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 14 - STOCK OPTIONS

On May 30, 2003 the Company granted 3,155,000 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $.50 per share. The following table summarizes pertinent information with regard to the 2000 Plan for the quarter ended June 30, 2004:

                                                 Weighted
                                                 Average
                                     Options     Exercise
                                    Outstanding   Price
                                    -----------  --------
Beginning of year, April 1, 2004     3,155,000     $.50
    Granted                                 --       --
    Exercised                               --       --
    Forfeited                               --       --
    Expired                                 --       --
                                     ---------     ----

June 30, 2004                        3,155,000     $.50
                                     =========     ====

Exercisable at June 30, 2004         1,745,000     $.50
                                     =========     ====

The options granted to non-employees under the above plan resulted in an expense of $11,798 for the quarter ended June 30, 2004.

The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 4%; an expected life of three years: expected volatility of 98.80%; and no expected dividends.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 14 - STOCK OPTIONS (continued)

Using the above assumptions, the fair value of the options granted to employees and directors in 2003 on a pro forma basis would result in additional compensation expense of $29,149 for the quarter ended June 30, 2004. Pro forma net loss and net loss per share would be as follows:

                                       As of June 30,
                                    2004           2003

Net loss as reported             $(559,743)     $(313,897)

Additional compensation            (29,149)      (227,640)
                                 ---------
Pro forma net loss               $(588,892)     $(541,537)
                                 =========      ----------
Loss per share as reported       $    (.04)     $    (.03)
                                 =========      ----------
Pro forma net loss per share     $    (.05)     $    (.05)
                                 =========      ----------

NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                       THREE MONTHS ENDED
                                                           June 30,
                                                  -------------------------
                                                     2004           2003
                                                  ----------     ----------
Cash paid during the year for:
  Interest                                        $   22,600     $    5,250
                                                  ==========     ==========

  Taxes                                           $       --     $       --
                                                  ==========     ==========

Non-cash investing and financing activities:
  Common stock issued
    for oil and gas                               $   47,430     $       --
  Common stock issued
    in exchange for services                              $-     $   67,000
                                                  ==========     ==========
  Common stock issued pursuant to contingent
    provisions of a private placement in 2004     $1,325,000     $       --
                                                  ==========     ==========

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 16 - SUBSEQUENT EVENTS

On July 12, 2004, the Company entered into a letter of intent with Imperial Petroleum, Inc. Pursuant to the letter of intent, Jeffrey T. Wilson, President of Imperial Petroleum, Inc. (or his designees), will purchase 13,188,834 shares of Company common stock for a purchase price of $0.75 per share. 7,855,500 of these shares will be purchased, collectively, from the Company's President, Walter G. Mize, and from Christian Heritage Foundation. The remaining shares will be purchased directly from United Heritage Corporation. Subsequent to the stock purchase, Imperial Petroleum, Inc. will be merged into United Heritage Corporation, with each stockholder of Imperial Petroleum, Inc. receiving one share of United Heritage Corporation common stock for three shares of Imperial Petroleum, Inc. common stock. In conjunction with the merger, National Heritage Sales Corporation may be spun-off to stockholders who are of record prior to Mr. Wilson's acquisition of the Company's common stock. There is no guarantee that this merger will take place because the letter of intent states that it is not binding, that the transaction contemplated in it must be approved by the Boards of Directors and the stockholders of each of the signatories and is subject to regulatory, tax and accounting considerations and appropriate investigations by each of the parties.

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

      o The occurrence of cash flow shortages that the Company cannot fund through advances by it's largest shareholder or other sources;

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

The Company does not intend to update forward-looking statements. You should refer to and carefully review the information in documents we file with the Securities and Exchange Commission, including the risks discussed in our Form 10-KSB.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are an independent producer of natural gas and crude oil based in Cleburne, Texas. We produce from properties we lease in Texas and New Mexico. We acquired our Texas property, which includes 114 wells, in February 1997 and our New Mexico property, which includes 294 wells, in June 1999. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells, however our revenues from operations, even used in conjunction with loans we obtained, do not provide us with enough money to implement our business plan.

      Our property in Texas is made up of approximately 10,500 acres. We believe that approximately 9,600 of these acres can be productive and that there are approximately 168,000,000 barrels of oil in place. Monthly oil production from our Texas property as of March 31, 2004 was 61 BBL of oil.

      Our properties in New Mexico are located in the Permian Basin and consist of approximately 20,000 gross acres. These properties have 278 gross and net productive oil wells on 6,260 gross and net developed acres. Undeveloped gross and net acres are 13,740 based on 20 acre well spacing. Currently, 202 of the gross and net productive oil wells are located in the Cato San Andres Unit of New Mexico's properties. Monthly oil and gas production from New Mexico as of March 31, 2004 was 10.5 MMCF of gas and 833 BBL of oil.

      While we have raised money for the purpose of developing our oil and gas properties, we also are seeking to partner with other oil and gas producers to assist us with this development or even to transfer all, or a portion of, our oil and gas interests. In furtherance of this objective, on July 12, 2004, we entered into a letter of intent with Imperial Petroleum, Inc. Pursuant to the letter of intent, Jeffrey T. Wilson, President of Imperial Petroleum, Inc. (or his designees), will purchase 13,188,834 shares of our common stock for a purchase price of $0.75 per share. 7,855,500 of these shares will be purchased, collectively, from our President, Walter G. Mize, and from Christian Heritage Foundation. The remaining shares will be purchased directly from United Heritage Corporation. Subsequent to the stock purchase, Imperial Petroleum, Inc. will be merged into United Heritage Corporation, with each stockholder of Imperial Petroleum, Inc. receiving one share of United Heritage Corporation common stock for three shares of Imperial Petroleum, Inc. common stock. There is no guarantee that this merger will take place because the letter of intent states that it is not binding, that the transaction contemplated in it must be approved by the Boards of Directors and the stockholders of each of the signatories and is subject to regulatory, tax and accounting considerations and appropriate investigations by each of the parties.

      In June 2000 our subsidiary, National Heritage Sales Corporation, began marketing a line of premium meat and poultry products under the brand Heritage Lifestyle Products(TM). These products were developed by National to provide busy consumers with pre-seasoned, pre-packaged, ready to cook food products and to provide retail food stores with products that were case ready and required less in-store labor. Due to the extremely diverse requirements of the food products business and the oil and gas business, management determined that the two businesses were not compatible, and that this incompatibility resulted in under-valuation of both companies by the public. On April 15, 2002, we announced that our Board of Directors had authorized the spin-off of National however, due to the accounting and legal expenses related to completing the spin-off, the transaction has not been consummated and management is not certain that it will complete the spin-off in the future. In June 2004, National began selling its meat products through QVC. Other than the sales made through QVC, National is not actively selling its meat and poultry products to retail markets at this time, although it has entered into an agreement with Braum's of Oklahoma to sell its chicken products. National also entered into an agreement with Oklahoma City Meat Company pursuant to which National licensed its trademarks and flavor profile in exchange for a profit participation of 50% on all products that are marketed using the licensed property. This agreement was terminated in July 2004. Management is evaluating the position of National in the marketplace in light of current consumer tastes, competition and sales potential in order to determine whether or not its operations should be continued. If the merger between us and Imperial Petroleum, Inc. is consummated, National Heritage Sales Corporation may be spun-off to stockholders who are of record prior to Mr. Wilson's acquisition of our common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In consultation with our Board of Directors we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies, which require management's most difficult, subjective judgments, are as follows:

      Proved Reserves. Proved reserves are defined by the Securities and Exchange Commission as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions.

      Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the Securities and Exchange Commission, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserves estimates are updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information, including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates we use. We cannot predict what reserve revisions may be required in future periods.

      Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities disclosure in our consolidated financial statements. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

We employ the full cost method of accounting for our oil and gas production assets. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized and accumulated in cost centers on a country-by-country basis. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production basis using proved oil and gas reserves as determined by independent petroleum engineers. Net capitalized costs are limited to the lower of unamortized cost net of related deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of

      o estimated future net revenues, discounted at 10% per annum, from proved reserves, based on un-escalated year-end prices and costs;

      o     the cost of properties not being amortized;

      o the lower of cost or market value of unproved properties included in the costs being amortized; less;

      o income tax effects related to differences between the book and tax basis of the oil and gas properties.

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

      Impairment of Properties. We continually monitor our long-lived assets recorded in oil and gas properties in the consolidated balance sheet to ensure they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and gas reserves that will be produced from a field, the timing of future production, future production costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations or tax laws. All of these factors must be considered when testing a property's carrying value for impairment. We cannot predict whether impairment charges may be required in the future.

      Revenue Recognition. In preparing our financial statements for the periods discussed below, revenue from the sale of meat products is recognized when products are delivered to customers. Oil and gas production revenues are recognized at the point of sale.

      Income Taxes. Included in our net deferred tax assets are $2.68 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset.

      We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Meat Products. We earned $51,296 in revenues from our meat products for the quarter ended June 30, 2004 as compared to no revenues from our meat products for the quarter ended June 30, 2003. We earned no revenues from our meat products during the quarter ended June 30, 2003 because we had taken all of our products off the market, however during the quarter ended June 30, 2004 we sold chicken products pursuant to our agreement with Braum's of Oklahoma and received profit participation revenues from Oklahoma City Meat Company.

      Oil and Gas. Gross sales of oil and gas were slightly higher at $110,414 for the three- months ended June 30, 2004 as compared to $104,688 for the three-months ended June 30, 2003, a difference of $5,726 or approximately 5.5%. Production and operating costs were also higher for the three-months ended June 30, 2004 at $77,180 as compared to $65,411 for the three-months ended June 30, 2003, a difference of $11,769 or approximately 18%, due to an increase in production costs for the fiscal 2004 period. The lack of operating capital has continued to affect our ability to increase production.

      Selling, General & Administrative. Selling expenses for the three-month period ended June 30, 2004 were $1,007. We incur selling expenses only in connection with the sale of our chicken products. We had no selling expenses during the three-month period ended June 30, 2003, because we had suspended the sale of all of National's meat products.

      General and administrative expenses for the three-month period ended June 30, 2004 increased substantially, to $497,450, as compared to $244,255 in general and administrative expenses for the three months ended June 30, 2003. This was an increase of $253,195 or approximately 104%. The increase for the three months ended June 30, 2004 was due primarily to increased corporate costs for investor relations, professional fees and consultants.

      Interest expense. Interest expense decreased to $79,912 for the three months ended June 30, 2004 as compared to $89,613 for the three months ended June 30, 2003, due to decreased debt levels. A portion of the proceeds of a private offering of our securities that was completed in February 2004 was used to pay down our credit line to ALMAC Financial Corporation.

      On a consolidated basis, we had a net loss for the three-month period ended June 30, 2004 of $559,743 as compared to the net loss of $313,897 for the three-month period ended June 30, 2003, an increase of $245,846 or approximately 78%. The primary reason for the increase in net loss is the increase in corporate costs and fees we incurred during the three-month period ended June 30, 2004.

      During the three-month period ended June 30, 2004, we applied cash of $259,576 to our operations and $328,470 to investments in the oil and gas operations of our subsidiaries. Cash flow from financing activities was $218,212 representing $740,087 of funds raised from the issuance of promissory notes, offset by principal reductions on our line of credit with ALMAC Financial Corporation, a corporation owned by Walter G. Mize. By comparison, our operating activities used $145 of cash flow during the three-month period ended June 30, 2003. Investing activities used cash in the amount of $41,899 for the three-month ended June 30, 2003, representing additions to oil and gas properties. Cash flow from financing activities was $32,100 for the period ended June 30, 2003, primarily from borrowings.

      Our sales revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations. In March 2002, we obtained a line of credit in the amount of $2 million from First Savings Bank, PSB. We have fully used this credit line which, by its terms, was originally due to be paid in full in April 2001, but was extended until April 25, 2002. Interest accrued at 1% above the prime interest rate reported in The Wall Street Journal. Mr. Walter Mize, our President and Chief Executive Officer, provided collateral for this loan. First Savings Bank, PSB has demanded that we repay the credit line, but we have not done so because we are currently in a dispute with it. In early 2001, we received a revolving credit line bearing interest at 10% per annum from ALMAC Financial Corporation, a corporation owned by our President and Chief Executive Officer, Walter G. Mize. On September 6, 2001, the line of credit was increased from $1.75 million to $3 million, and was secured by substantially all of our assets and those of our subsidiaries. As of June 30, 2004 we had drawn $2,086,994 under this line of credit and at August 4, 2004, the outstanding balance was $2,101,494, leaving $898,506 available. This line of credit matures on April 15, 2006. We have made one payment of $521,875 on the balance.

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

      Although we believe that our line of credit from ALMAC Financial Corporation will be available to cover revenue shortfalls, we are continuing to seek other alternatives, such as strategic partnering or a sale of assets, to assist with the funding of our subsidiaries' operations. We have no commitments for additional financing and, except as discussed below, we have not found a strategic partner to help with the development of our oil and gas properties. If our revenues do not substantially increase and if we are unable to obtain additional loans or to raise money through sales of our securities, we may be required to severely curtail, or even to cease, our operations.

      On July 12, 2004 we entered into a letter of intent with Imperial Petroleum, Inc. Pursuant to the letter of intent, Jeffrey T. Wilson, President of Imperial Petroleum, Inc. (or his designees), will purchase 13,188,834 shares of our common stock for a purchase price of $0.75 per share. 7,855,500 of these shares will be purchased from Walter G. Mize, President of United Heritage Corporation and Christian Heritage Foundation. The remaining shares will be purchased directly from United Heritage Corporation. Subsequent to the stock purchase, Imperial Petroleum, Inc. will be merged into United Heritage Corporation, with each stockholder of Imperial Petroleum, Inc. receiving one share of United Heritage Corporation common stock for three shares of Imperial Petroleum, Inc. common stock. In conjunction with the merger, United Heritage Corporation may spin-out National Sales Corporation to stockholders who are of record prior to Mr. Wilson's acquisition of common stock. There is no guarantee that this merger will take place because the letter of intent states that it is not binding, that the transaction contemplated in it must be approved by the Boards of Directors and the stockholders of each of the signatories and is subject to regulatory, tax and accounting considerations and appropriate investigations by each of the parties.

      Our equity capital has shown an increase of $1,027,486 since March 31, 2004, the previous fiscal year-end. This increase is primarily the result of the issuance of common stock upon conversion of promissory notes of $1,325,000 offset by the net loss for the three-month period ended June 30, 2004.

      We had a working capital deficit of $2,945,932 as of June 30, 2004, an increase of $437,234 as compared to the working capital deficit reported at March 31, 2004 of $2,508,698. Current assets decreased $326,222 during the three-month period ended June 30, 2004 due primarily to expenditures on oil and gas properties of $375,900. Current liabilities increased by $111,012 due to increased accounts payable and accrued expenses resulting from the lack of operating cash flows.

      Our total assets were $31,694,307 as of June 30, 2004, which is substantially unchanged from the total assets of $31,662,597 reported at March 31, 2004.

PART I, ITEM 3. CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not Applicable

ITEM 2. CHANGE IN SECURITIES

      During June 2004, the Company issued 2,650,000 shares of restricted common stock to holders of convertible promissory notes payable. The value of the securities was $.50 per share. The common stock was issued pursuant to an exemption provided by Rule 506 of Regulation D promulgated under Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

      ITEM 5. OTHER INFORMATION

None.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3.1   Articles of Incorporation, as amended (1)
            3.2   Bylaws (1)
            31.1  Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)
            31.2  Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)
            32 Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)
            (1) Incorporated by reference from Form S-18 file no. 2-73370, filed with the commission on July 24, 1981.
            (2)   Filed herewith.

      (b)   Reports on Form 8-K

            On July 14, 2004 the registrant filed a Form 8-K to disclose a non-binding letter of intent entered into with Imperial Petroleum, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED HERITAGE CORPORATION

                                       By:  /s/ Walter G. Mize
                                            ------------------------------------
Date:  August 12, 2004                      Walter G. Mize, President and
                                            Chief Executive Officer

                                       By:  /s/ C. Dean Boyd
                                            ------------------------------------
Date:  August 12, 2004                      C. Dean Boyd, Chief Financial
                                            Officer and Secretary