Form 10QSB
period 2004-09-30
UNITED HERITAGE CORP
filed 2004-11-12
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004; or

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

                                 (817) 641-3681
              (Registrant's telephone number, including area code)

                                   No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of common stock, $0.001 par value, outstanding at November 1, 2004, was 15,458,564 shares.

Transitional Small Business Format
(Check one)    yes |_|   no |X|

                    UNITED HERITAGE CORPORATION--FORM 10-QSB
                                    CONTENTS

Part I - Financial Information                                              Page Number

        Item 1 - Financial Statements

               Consolidated Condensed Balance Sheets
               at September 30, 2004 (unaudited) and March 31, 2004 (audited)   2 - 3

               Consolidated Condensed Statements of Income (unaudited) for the three months and six months ended September 30, 2004
                     and September 30, 2003                                     4

               Consolidated Condensed Statements of Cash Flows (unaudited)
               for the six months ended September 30, 2004 and
                     September 30, 2003                                         5

               Notes to Consolidated Condensed Financial Statements             6 - 13

        Forward-Looking Statements                                              14

        Item 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations                 15-21

        Item 3 - Controls and Procedures                                        21

Part II  - Other Information

        Item 1 - Legal Proceedings                                              21

        Item 2 - Changes in Securities                                          21

        Item 3 - Defaults upon Senior Securities                                21

        Item 4 - Submission of Matters to a Vote of Security Holders            21

        Item 5 - Other Information                                              21

        Item 6- Exhibits and Reports on Form 8-K                                22

Signatures                                                                      23

Officer Certificates                                                            24-26

Part I, Item 1.  Financial Statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               September 30,     March 31,
                                                                                  2004            2004
                                                                               ------------    ------------
                                                                                (UNAUDITED)
ASSETS

CURRENT ASSETS
         Cash                                                                  $      2,225    $    427,422
         Trade accounts receivable                                                   74,788          43,904
            Accounts receivable - affiliate                                          12,908          12,908
         Inventory                                                                   20,176          30,075
         Prepaid expenses                                                           131,008         145,964
                                                                               ------------    ------------
                  Total Current Assets                                              241,105         660,273
                                                                               ------------    ------------

OIL AND GAS PROPERTIES, accounted for using the full cost method, net of accumulated depletion and depreciation of $183,201 at September 30,
         2004 and $161,027 at March 31, 2004
                  Proved                                                         30,480,417      30,096,603
                  Unproved                                                          834,579         834,579
                                                                               ------------    ------------
                                                                                 31,314,996      30,931,182
                                                                               ------------    ------------

PROPERTY AND EQUIPMENT, at cost
         Equipment, furniture and fixtures                                          256,037         253,039
         Vehicles                                                                    22,045          22,045
                                                                               ------------    ------------
                                                                                    278,082         275,084
         Less accumulated depreciation                                             (223,716)       (203,942)
                                                                               ------------    ------------
                                                                                     54,366          71,142
                                                                               ------------    ------------

TOTAL ASSETS                                                                   $ 31,610,467    $ 31,662,597
                                                                               ============    ============

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   September 30,     March 31,
                                                       2004            2004
                                                   ------------    ------------
                                                    (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Line of credit                            $  2,000,000    $  2,000,000
         Accounts payable                               626,590         621,063
         Accrued expenses                               687,171         547,908
                                                   ------------    ------------
                  Total Current Liabilities           3,313,761       3,168,971
                                                   ------------    ------------

LONG-TERM LIABILITIES
            Asset Retirement Obligation                 292,058         292,058
            Promissory Notes Payable                         --         584,913
         Note payable, related party                  2,207,294       2,608,869
                                                   ------------    ------------

                  Total Liabilities                   5,813,113       6,654,811
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value,
         125,000,000 shares authorized;
            issued and outstanding:
              September 30, 2004 - 15,174,984
              March 31, 2004 - 12,113,223                15,176          12,114
         Additional paid-in capital                  38,242,162      36,595,463
         Accumulated deficit                        (12,454,734)    (11,578,549)
                                                   ------------    ------------
                                                     25,802,604      25,029,028
         Deferred compensation and consulting            (5,250)        (21,242)
                                                   ------------    ------------
                  Total Shareholders' Equity         25,797,354      25,007,786
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 31,610,467    $ 31,662,597
                                                   ============    ============

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     September 30,                  September 30,
                                            ----------------------------    -----------------------------
                                                2004            2003            2004            2003
                                            ------------    ------------    ------------    ------------
OPERATING REVENUES
     Processed meat products                $         --    $      2,727    $     51,296    $      2,727
     Oil and gas sales                           115,895          89,144         226,309         193,832
                                            ------------    ------------    ------------    ------------
TOTAL OPERATING REVENUES                         115,895          91,871         277,605         196,559
                                            ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES
     Processed meat products                       1,462              --          50,408              --
     Production and operating                     75,758          56,512         152,938         121,923
     Selling                                          --           3,010           1,007           3,010
     Depreciation and depletion                   20,982          31,270          41,948          54,197
     General and administrative                  254,131         192,403         751,581         436,658
                                            ------------    ------------    ------------    ------------
TOTAL OPERATING COSTS AND EXPENSES               352,333         283,195         997,882         615,788
                                            ------------    ------------    ------------    ------------

LOSS from Operations                            (236,438)       (191,324)       (720,277)       (419,229)

OTHER INCOME (EXPENSE)
     Miscellaneous income                             --          13,732           3,789          17,353
     Interest income                                   3              --             222              --
     Interest expense                            (80,009)       (103,620)       (159,921)       (193,233)
                                            ------------    ------------    ------------    ------------

NET LOSS                                    $   (316,444)   $   (281,212)   $   (876,187)   $   (595,109)
                                            ============    ============    ============    ============

     Loss per share (basic)                 $      (0.02)   $      (0.03)   $      (0.06)   $      (0.05)
                                            ============    ============    ============    ============

Weighted average number of shares (basic)     15,206,752      11,143,300      13,949,423      10,864,278
                                            ============    ============    ============    ============

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                              September 30,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(876,187)   $(595,109)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                            41,948       54,197
      Recognition of services performed for stock          261,071      110,351
      Deferred compensation and consulting                  15,992       45,002

      Stock options issued for services                     16,260       49,176
      Changes in assets and liabilities:
         Accounts receivable                               (30,884)      13,796
         Inventory                                           9,899         (632)
         Other current assets                               14,957       25,666
         Accounts payable and accrued expenses             144,790      252,108
                                                         ---------    ---------
   Net cash used in operating activities                  (402,154)     (45,445)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to oil and gas properties                 (358,557)     (54,350)
      Additions to equipment                                (2,998)          --
                                                         ---------    ---------
   Net cash used in investing activities                  (361,555)     (54,350)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                             740,087       92,550
      Payments on note payable, related party             (401,575)          --
      Cost of private placement                                 --       (1,000)
                                                         ---------    ---------
   Net cash provided by financing activities               338,512       91,550
                                                         ---------    ---------

(Decrease) in cash and cash equivalents                   (425,197)      (8,245)

Cash at beginning of period                                427,422       16,778
                                                         ---------    ---------

    CASH AT END OF PERIOD                                $   2,225    $   8,533
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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2004.

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

      The Company has raised $1,700,000 in recent months from the private placement of common stock and the issuance of promissory notes, which were converted to common stock during June 2004. Management of the Company continues to explore other methods of financing operations including additional borrowing from a related party financing company, potential joint venture partners and selling portions or all of certain properties and/or subsidiary companies. The Company expects that these actions will allow it to continue and eventually achieve its business plan.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 3 - INVENTORY

      Inventory consists of the following:

                                                    September 30,     March 31,
                                                         2004            2004
                                                    -------------     ---------

        Meat held for resale                          $10,368         $13,258

        Oil in tanks                                    9,808          16,817
                                                      -------         -------
                                                      $20,176         $30,075
                                                      =======         =======

NOTE 4 - OIL AND GAS PROPERTIES

      Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

                                                   September 30,     March 31,
                                                       2004            2004
                                                   ------------    ------------
Capitalized costs of oil and gas properties:
   Proved                                          $ 30,663,618    $ 30,257,630
   Unproved                                             834,579         834,579
                                                   ------------    ------------
                                                     31,498,197      31,092,209
Less accumulated depletion, depreciation,
   and amortization                                    (183,201)       (161,027)
                                                   ------------    ------------
                                                   $ 31,314,996    $ 30,931,182
                                                   ============    ============

Proved Reserves are as follows:

                                                     Oil (Bbls)       Gas (Mcf)
                                                    -----------     -----------
March 31, 2004                                       27,592,015       1,507,510
    Extensions, additions and discoveries                   -0-             -0-
    Less production for period (six months)              (3,267)        (64,114)
                                                    -----------     -----------
September 30, 2004                                   27,588,748       1,443,396
                                                    ===========     ===========

NOTE 5 - CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers and food industry customers. Receivables from one oil and gas customer and one meat sales customer at September 30, 2004 comprised approximately 30% and 33%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 6 - LINE OF CREDIT

      The line of credit liability represents amounts drawn under a $2,000,000 revolving credit facility with a financial institution. The credit line matured on April 25, 2002, and is past due. It bears interest at one percent above the Wall Street Journal prime rate. The lender has demanded that the Company repay the line, however, that has not been done because the Company is in dispute with the lender. The Company is negotiating with the lender, although there can be no assurance that the Company will be successful. The Company's largest shareholder provided collateral for this loan.

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

NOTE 8 - NOTE PAYABLE TO RELATED PARTY

      The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2006, from ALMAC Financial Corporation, a corporation owned by the largest shareholder of the Company. At September 30, 2004 the Company had drawn $2,207,294 under the line of credit.

NOTE 9 - NET LOSS PER COMMON SHARE

      Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended September 30, 2004 and September 30, 2003. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 10 - INCOME TAXES

      As of March 31, 2004, the Company had net operating loss carryovers of approximately $9,364,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2011 and 2022, if not previously utilized.

NOTE 11 - ESTIMATES

      The preparation of interim consolidated financial statements as of September 30, 2004 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 12 - 2002 CONSULTANT EQUITY PLAN

      In August 2002 the Company adopted the 2002 Consultant Equity Plan, whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. 411,761 shares have been issued pursuant to the plan during the six months ended September 30, 2004.

NOTE 13 - BUSINESS SEGMENTS

      The Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

SEGMENT INFORMATION:

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------------
                                                         2004                                    2003
                                         -------------------------------------- -------------------------------------
                                          Oil & Gas      Meat         Total       Oil & Gas      Meat         Total
                                          ---------      ----         -----       ---------      ----         -----
Revenues from external customers           $115,895     $     --     $ 115,895     $ 89,144     $  2,727    $  91,871
Segment profit (loss)                       (28,660)     (72,955)     (101,615)       6,592      (51,732)     (45,140)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                               $ 115,895                              $  91,871
Other revenues                                                              --                                 13,732
                                                                     ---------                              ---------
Total consolidated revenues                                          $ 115,895                              $ 105,603
                                                                     =========                              =========

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 13 - BUSINESS SEGMENTS (Continued)

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------------
                                                         2004                                    2003
                                         -------------------------------------- -------------------------------------
                                          Oil & Gas      Meat         Total       Oil & Gas      Meat         Total
                                          ---------      ----         -----       ---------      ----         -----
PROFIT OR L0SS
Total profit (loss) for reportable
 Segments                                                            $ (101,615)                             $ (45,140)
Other profit or (loss)                                                 (214,829)                              (236,072)
                                                                     ----------                              ---------
Income (loss) before income taxes                                    $ (316,444)                             $(281,212)
                                                                     ==========                              =========
                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------------------------------------------
                                                         2004                                    2003
                                         -------------------------------------- ---------------------------------------
                                          Oil & Gas      Meat         Total       Oil & Gas      Meat         Total
                                          ---------      ----         -----       ---------      ----         -----
Revenues from external customers           $ 226,309     $ 51,296     $ 277,605    $ 193,832     $  2,727    $ 196,559
Segment profit (loss)                        (38,288)    (113,304)     (151,592)       8,678     (102,800)     (94,122)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                $ 277,605                             $  196,559
Other revenues                                                            3,789                                 17,353
                                                                      ---------                             ----------
Total consolidated revenues                                           $ 281,394                             $  213,912
                                                                      =========                             ==========

PROFIT OR LOSS
Total profit (loss) for reportable
  Segments                                                           $ (151,592)                            $  (94,122)
Other profit or (loss)                                                 (724,595)                              (500,987)
                                                                     ----------                             ----------
Income (loss) before income taxes                                    $ (876,187)                            $ (595,109)
                                                                     ==========                             ==========

NOTE 14 - STOCK OPTIONS

On May 30, 2003 the Company granted 3,155,000 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $.50 per share. The following table summarizes pertinent information with regard to the 2000 Plan for the quarter ended September 30, 2004:

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 14 - STOCK OPTIONS (Continued)

                                                                     Weighted
                                                                     Average
                                                  Options            Exercise
                                                Outstanding           Price
                                                ------------       -----------
Beginning of year, April 1, 2004                 3,155,000            $.50
    Granted                                             --              --
    Exercised                                           --              --
    Forfeited                                           --              --
    Expired                                             --              --
                                                 ---------            ----

September 30, 2004                               3,155,000            $.50
                                                 =========            ====

Exercisable at September 30, 2004                2,400,000            $.50
                                                 =========            ====

The options granted to non-employees under the above plan resulted in an expense of $4,462 for the quarter ended September 30, 2004.

The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 4%; an expected life of three years: expected volatility of 98.80%; and no expected dividends.

Using the above assumptions, the fair value of the options granted to employees and directors in 2003 on a pro forma basis would result in additional compensation expense of $39,658 for the six months ended September 30, 2004. Pro forma net loss and net loss per share would be as follows:

                                                        SIX MONTHS ENDED
                                                          September 30,
                                                   -----------------------------
                                                     2004               2003
                                                   ---------          ---------

Net loss as reported                               $(876,187)         $(595,109)
Additional compensation                              (39,658)          (256,789)
                                                   ---------          ---------

Pro forma net loss                                 $(915,845)         $(851,898)
                                                   =========          =========

Loss per share as reported                         $    (.06)         $    (.05)
                                                   =========          =========

Pro forma net loss per share                       $    (.07)         $    (.08)
                                                   =========          =========

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                           SIX MONTHS ENDED
                                                             September 30,
                                                       -------------------------
                                                          2004           2003
                                                       ----------     ----------

Cash paid during the year for:

  Interest                                             $   25,600     $   12,050

  Taxes                                                $       --     $       --


Non-cash investing and financing activities:

  Common stock issued for oil and gas development      $   47,430     $       --

  Common stock issued in exchange for services         $  261,071     $  110,351

  Common stock issued pursuant to conversion
    provisions of  private placement in 2004           $1,325,000     $       --

NOTE 16 - SUBSEQUENT EVENTS

      On October 14, 2004 the Company entered into an Agreement and Plan of Merger with Imperial Petroleum, Inc. (the "Agreement"). Imperial Petroleum, Inc.'s common stock is publicly traded on the Over the Counter Bulletin Board under the symbol IPTM.OB. Other than the Agreement, there is no relationship between the Company and its affiliates and Imperial Petroleum, Inc. and its affiliates.

      Pursuant to the Agreement, the Company will create a new subsidiary that will merge into Imperial Petroleum, Inc. Imperial Petroleum, Inc. will survive the merger and become a wholly owned subsidiary of the Company. Each holder of Imperial Petroleum, Inc. common stock will receive one share of the Company's common stock for every three shares of Imperial Petroleum, Inc. The, merger is subject to approval of the Company's shareholders, Imperial's shareholders, Imperial's lenders, and a Registration Statement on Form S-4 being filed with, and declared effective by, the Securities and Exchange Commission. The share exchange shall be accomplished through Computershare Trust Company, the Company's stock transfer agent.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 16 - SUBSEQUENT EVENTS (continued)

Holders of warrants to purchase Imperial Petroleum, Inc. common stock will be asked to relinquish the warrants in exchange for shares of the Company's common stock. The number of shares granted to each warrant holder who agrees to relinquish his warrant shall be computed by multiplying the number of shares subject to the warrant by the amount by which the "Per Share Amount Value" (designated as $.25) exceeds the exercise price per share of the shares subject to the warrant divided by $.75. Warrant holders who decline to relinquish their warrants will receive, upon exercise of the warrant, one share of the Company's common stock for every three shares of Imperial Petroleum, Inc. common stock represented by the warrant. No fractional shares of the Company common stock will be issued as a result of the share exchange.

      Upon completion of the merger, Jeffrey T. Wilson, the President and Chief Executive Officer, Chairman of the Board of Directors and a significant shareholder of Imperial, will become the Company's President and Chief Executive Officer. In addition, the Company will take the actions necessary to cause the Board of Directors of the Company to consist of not more than ten directors, three of whom shall be Jeffrey T. Wilson, Greg Thaggard and Aaron Wilson, who is Jeffrey Wilson's son.

      The Company's Board of Directors approved the material terms of the merger in a Unanimous Written Consent dated October 14, 2004, and recommended that the shareholders of the Company approve the merger.

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

      o Whether or not the recovery methods that the Company plans to use in its oil and gas operations are successful;

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

      In June 2000 our subsidiary, National Heritage Sales Corporation, referred to in this discussion as "National", began marketing a line of premium meat and poultry products under the brand Heritage Lifestyle Products(TM). These products were developed by National to provide busy consumers with pre-seasoned, pre-packaged, ready to cook food products and to provide retail food stores with products that were case ready and required less in-store labor. Due to the extremely diverse requirements of the food products business and the oil and gas business, management determined that the two businesses were not compatible, and that this incompatibility resulted in under-valuation of both companies by the public. On April 15, 2002, we announced that our Board of Directors had authorized the spin-off of National however, due to the accounting and legal expenses related to completing the spin-off, the transaction has not been consummated and management is not certain that it will complete the spin-off in the future. In June 2004 National began selling its meat products through QVC. Other than the sales made through QVC, National is not actively selling its meat and poultry products to retail markets at this time, although it has entered into an agreement with Braum's of Oklahoma to sell its chicken products. National had also entered into an agreement with Oklahoma City Meat Company pursuant to which National had licensed its trademarks and flavor profile in exchange for a profit participation of 50% on all products that were marketed using the licensed property. Management terminated this agreement in July 2004. Management is evaluating the position of National in the marketplace in light of current consumer tastes, competition and sales potential in order to determine whether or not its operations should be continued. If the merger between us and Imperial Petroleum, Inc. is consummated, National Heritage Sales Corporation may be spun-off to stockholders.

      Except as discussed below, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations. We do not currently have any commitments for capital expenditures.

Critical Accounting Policies and Estimates

      In consultation with our Board of Directors we have identified four accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies, which require management's most difficult, subjective judgments are as follows:

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

      We employ the full cost method of accounting for our oil and gas production assets. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized and accumulated in cost centers on a country-by-country basis. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production basis using proved oil and gas reserves as determined by independent petroleum engineers. Net capitalized costs are limited to the lower of unamortized cost net of related deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of :

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

      Income Taxes. Included in our net deferred tax assets are approximately $2.68 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset.

      We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

Material Changes in Results of Operations

      Meat Products. National has had no product sales during the quarter ended September 30, 2004. Sales for the six months ended September 30, 2004 were $51,296. Revenues for the Company's meat products were $2,727 for the quarter and six-month periods ended September 30, 2003. National is not actively selling its meat and poultry products to retail grocery stores at this time.

      Oil and Gas. Gross sales of oil and gas were $115,895 and $226,309 for the quarter and six-months ended September 30, 2004, respectively. Revenues from the sale of oil and gas for the prior year were $89,144 and $193,832, respectively. Production and operating costs for fiscal 2004 were higher at $152,938 for the current period as compared to $121,923 for the six months ended September 30, 2003, a difference of $31,015 or 25%. The increase in costs for the current year are primarily due to the increased cost of services, increased severance taxes and abandonment cost. The lack of operating capital has affected the Company's ability to increase production during 2004.

      As of September 30, 2004, receivables from one oil and gas customer and one meat sales customer comprised approximately 30% and 33% of our receivable balance. The loss of either of these customers could have a material adverse affect on our results of operations.

      Selling Expenses. We had no significant selling expenses for the three and six month periods ended September 30, 2004 and September 30, 2003.

      General and Administrative. Due primarily to to increased corporate costs for professional fees, consultants and investor relations, general and administrative expenses have increased for the current year periods to $254,131 and $751,581 for the quarter and six months ended September 30, 2004, respectively. General and administrative expenses were $192,403 and $436,658 for the prior year quarter and six-month periods, respectively. A substantial portion of the increase for the quarter and six months ended September 30, 2004 related to an increase in legal fees associated with the private offering of our securities and litigation costs, an increase in our Nasdaq listing fees that resulted from the issuance of additional securities relating to the private offering of our securities, and fees spend on investor relations and services to increase awareness of our company in the financial community. We do not expect these fees to continue at these levels in the future. Fees paid to consultants and investor relations firms were paid primarily with our securities. We anticipate that we will continue to pay for these services with our securities when we are able to do so.

      Interest expense. Interest expense decreased to $80,009 and $159,921 for the quarter and six-month period ended September 30, 2004, respectively, due to decreased debt levels of the Company. The quarter and six-month periods ended September 30, 2003 reported interest expense of $103,620 and $193,233 respectively. Our interest expense was reduced because a portion of the proceeds of a private offering of our securities that was completed in February 2004 was used to pay down our credit line with ALMAC Financial Corporation.

      On a consolidated basis, we had a net loss for the six-month period ended September 30, 2004 of $876,187 as compared to the net loss of $595,109 for the six-month period ended September 30, 2003, an increase of $281,078 or approximately 47%. The primary reason for the increase in net loss is the increase in corporate costs and fees we incurred during the six-month period ended September 30, 2004.

      During the six-month period ended September 30, 2004, we applied cash of $402,154 to our operations and $358,557 to investments in the oil and gas operations of our subsidiaries. Cash flow from financing activities was $338,512 representing $740,087 of funds raised from the issuance of promissory notes, offset by net principal reductions on our line of credit with ALMAC Financial Corporation, a corporation owned by Walter G. Mize. By comparison, our operating activities used $45,445 of cash flow during the six-month period ended September 30, 2003. Investing activities used cash in the amount of $54,350 for the six-month period ended September 30, 2003, representing additions to oil and gas properties. Cash flow from financing activities was $91,550 for the period ended September 30, 2003, primarily from borrowings.

      Our sales revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations. In March 2002, we obtained a line of credit in the amount of $2 million from First Savings Bank, PSB (which is now known as Southwest Securities Bank). We have fully used this credit line which, by its terms, was originally due to be paid in full in April 2001, but was extended until April 25, 2002. Interest accrued at 1% above the prime interest rate reported in The Wall Street Journal. Mr. Walter Mize, our President and Chief Executive Officer, provided collateral for this loan. First Savings Bank, PSB has demanded that we repay the credit line, but we have not done so because we are currently in a dispute with First Savings Bank, PSB. In early 2001, we received a revolving credit line bearing interest at 10% per annum from ALMAC Financial Corporation, a corporation owned by our President and Chief Executive Officer, Walter G. Mize. On September 6, 2001, the line of credit was increased from $1.75 million to $3 million, and was secured by substantially all of our assets and those of our subsidiaries. As of September 30, 2004 we had drawn $2,207,294 under this line of credit and at November 1, 2004, the outstanding balance was $2,260,494, leaving $739,506 available. This line of credit matures on April 15, 2006. We have made one payment of $521,875 on the balance.

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

      Although we believe that our line of credit from ALMAC Financial Corporation will be available to cover revenue shortfalls, we are continuing to seek other alternatives, such as strategic partnering or a sale of assets, to assist with the funding of our subsidiaries' operations. We have no commitments for additional financing and, except as discussed below; we have not found a strategic partner to help with the development of our oil and gas properties. If our revenues do not substantially increase and if we are unable to obtain additional loans or to raise money through sales of our securities, we may be required to severely curtail, or even to cease our operations.

      On October 14, 2004 we entered into an Agreement and Plan of Merger with Imperial Petroleum, Inc. (the "Agreement"). Imperial Petroleum, Inc.'s common stock is publicly traded on the Over the Counter Bulletin Board under the symbol IPTM.OB. Other than the Agreement, there is no relationship between the Company and its affiliates and Imperial Petroleum, Inc. and its affiliates.

      Pursuant to the Agreement, the Company will create a new subsidiary that will merge into Imperial Petroleum, Inc. Imperial Petroleum, Inc. will survive the merger and become a wholly owned subsidiary of the Company. Each holder of Imperial Petroleum, Inc. common stock will receive one share of the Company's common stock, for every three shares of Imperial Petroleum, Inc. The merger is subject to approval of the Company's shareholders, Imperial's shareholders, Imperial's lenders, and a Registration Statement on Form S-4 being filed with, and declared effective by, the Securities and Exchange Commission. The share exchange shall be accomplished through Computershare Trust Company, the Company's stock transfer agent.

      Holders of warrants to purchase Imperial Petroleum, Inc. common stock will be asked to relinquish the warrants in exchange for shares the Company's common stock. The number of shares granted to each warrant holder who agrees to relinquish his warrant shall be computed by multiplying the number of shares subject to the warrant by the amount by which the "Per Share Amount Value" (designated as $0.25) exceeds the exercise price per share of the shares subject to the warrant divided by $0.75. Warrant holders who decline to relinquish their warrants will receive, upon exercise of the warrant, one share of the Company's common stock for every three shares of Imperial Petroleum, Inc. common stock represented by the warrant. No fractional shares of the Company's common stock will be issued as a result of the share exchange.

      Upon completion of the merger, Jeffrey T. Wilson, the President and Chief Executive Officer, Chairman of the Board of Directors and a significant shareholder of Imperial, will become the Company's President and Chief Executive Officer. In addition, the Company will take the actions necessary to increase the number of directors to ten, and will appoint Jeffery T. Wilson, Greg Thaggard and Aaron Wilson, who is Jeffery T. Wilson's son, to fill the vacancies.

      The Company's Board of Directors approved the material terms of the merger in a Unanimous Written Consent dated October 14, 2004, and recommended that the shareholders of the Company approve the merger.

      Our equity capital has shown an increase of $789,568 since March 31, 2004, the previous fiscal year-end. This increase is primarily the result of the issuance of common stock upon conversion of promissory notes of $1,325,000 offset by the net loss for the six-month period ended September 30, 2004.

      We had a working capital deficit of $3,072,656 as of September 30, 2004, an increase of $563,958 as compared to the working capital deficit reported at March 31, 2004 of $2,508,698. Current assets decreased $419,168 during the six-month period ended September 30, 2004 due primarily to expenditures on oil and gas properties of $358,557. Current liabilities increased by $144,790 due to increased accounts payable and accrued expenses resulting from the lack of operating cash flows.

      Our total assets were $31,610,467 as of September 30, 2004, which is substantially unchanged from the total assets of $31,662,597 reported at March 31, 2004.

Part I, Item 3. Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

Part II - Other Information

      Item 1. Legal Proceedings

            Not Applicable

      Item 2. Changes in Securities

            None.

      Item 3. Defaults upon Senior Securities

            None.

      Item 4. Submission of Matters to a Vote of Security Holders

            None.

      Item 5. Other Information

            None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

      3.1   Articles of Incorporation, as amended (1)
      3.2   Bylaws (1)
      10.1 Agreement and Plan of Merger between United Heritage Corporation, a Utah corporation, and Imperial Petroleum, Inc. a Nevada corporation, dated October 14, 2004 (2)
      31.1  Certification Pursuant to Rule 13a-14(a) and 15d-14(a)(3)
      31.2  Certification Pursuant to Rule 13a-14(a) and 15d-14(a)(3)
      32 Certification Pursuant to Section 1350 of Title 18 of the United States Code (3)
      (1)   Incorporated by reference from Form S-18 file no. 2-73370, filed with the Securities and Exchange Commission on July 24, 1981
      (2)   Incorporated by reference from Form 8-K filed by the registrant with the Securities and Exchange Commission on October 20, 2004.
      (3)   Filed herewith

(b)   Reports on Form 8-K

      On July 14, 2004, the registrant filed a Form 8-K reporting that it had signed a non-binding letter of intent with Imperial Petroleum, Inc. pursuant to which Imperial Petroleum, Inc. would be merged into the registrant.

      On September 1, 2004 the registrant filed a Form 8-K regarding a notice received from The Nasdag Stock Market relating to the registrant's failure to comply with Marketplace Rule 4310(C)(4).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITED HERITAGE CORPORATION


                                        By: /s/ Walter G. Mize
                                           -------------------------------------
Date:  November 11, 2004                   Walter G. Mize, President and
                                           Chief Executive Officer


                                        By: /s/ C. Dean Boyd,
                                           -------------------------------------
Date:  November 11, 2004                   C. Dean Boyd, Chief Financial
                                           Officer and Secretary