Form 10QSB
period 2004-12-31
UNITED HERITAGE CORP
filed 2005-02-14
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Mark One
      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004; or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

                           Commission File No. 0-9997

                           United Heritage Corporation
                           ---------------------------
               (Exact name of registrant as specified in charter)

         Utah                                           87-0372826
         ----                                           ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   2 North Caddo Street, Cleburne, Texas 76031
                   -------------------------------------------
                    (Address of principal executive offices)


                                 (817) 641-3681
                                 --------------
              (Registrant's telephone number, including area code)

                                    No Change
                                    ---------
              (Former name, former address and former fiscal year
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

The number of shares of common stock, $0.001 par value, outstanding at February 4, 2005, was 15,401,421 shares.

Transitional Small Business Format
(Check one)    yes(   )   no( x )

                    UNITED HERITAGE CORPORATION--FORM 10-QSB
                                    CONTENTS

PART I - FINANCIAL INFORMATION                                       Page Number

      Item  1 - Financial Statements

            Consolidated Condensed Balance Sheets at December 31, 2004
            (unaudited) and March 31, 2004 (audited)                       2 - 3

            Consolidated Condensed Statements of Income (unaudited) for the three months and nine months ended December 31, 2004 and December
            31, 2003                                                           4

            Consolidated Condensed Statements of Cash Flows (unaudited) for
            the nine months ended December 31, 2004 and December 31, 2003      5

            Notes to Consolidated Condensed Financial Statements          6 - 13

      Forward-Looking Statements                                              14

      Item  2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      15-21

      Item 3 - Controls and Procedures                                        21

PART II  - OTHER INFORMATION

      Item 1 - Legal Proceedings                                              22

      Item 2 - Changes in Securities                                          22

      Item 3 - Defaults upon Senior Securities                                22

      Item 4 - Submission of Matters to a Vote of Security Holders            22

      Item 5 - Other Information                                              22

      Item 6- Exhibits and Reports on Form 8-K                                22

SIGNATURES                                                                    23

OFFICER CERTIFICATES                                                       24-26

PART I, ITEM 1.  FINANCIAL STATEMENTS

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   DECEMBER 31,    MARCH 31,
                                                      2004            2004
                                                      ----            ----
                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
         Cash                                    $     36,289   $    427,422
         Trade accounts receivable                     86,996         43,904
         Accounts receivable - affiliate               12,908         12,908
         Inventory                                     24,549         30,075
         Prepaid expenses                             136,145        145,964
                                                 ------------   ------------
                  Total Current Assets                296,887        660,273
                                                 ------------   ------------

OIL AND GAS PROPERTIES, accounted for
        Using the full cost method, net of
        accumulated Depletion and depreciation
        of $195,389 At December 31, 2004 and
        $161,027 at March 31, 2004
                  Proved                           30,569,480     30,096,603
                  Unproved                            834,579        834,579
                                                 ------------   ------------
                                                   31,404,059     30,931,182
                                                 ------------   ------------

PROPERTY AND EQUIPMENT, at cost
         Equipment, furniture and fixtures            256,037        253,039
         Vehicles                                      22,045         22,045
                                                 ------------   ------------
                                                      278,082        275,084
         Less accumulated depreciation               (233,320       (203,942)
                                                 ------------   ------------
                                                       44,762         71,142
                                                 ------------   ------------

TOTAL ASSETS                                     $ 31,745,708   $ 31,662,597
                                                 ============   ============

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   DECEMBER 31,    MARCH 31,
                                                      2004            2004
                                                      ----            ----
                                                   (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Line of credit                          $  2,000,000    $  2,000,000
         Accounts payable                             714,149         621,063
         Accrued expenses                             769,900         547,908
                                                 ------------    ------------
                  Total Current Liabilities         3,484,049       3,168,971
                                                 ------------    ------------

LONG-TERM LIABILITIES
            Asset Retirement Obligation               292,058         292,058
            Promissory Notes Payable                       --         584,913
         Note payable, related party                2,325,294       2,608,869
                                                 ------------    ------------
                  Total Liabilities                 6,101,401       6,654,811
                                                 ------------    ------------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value,
         125,000,000 shares authorized;
            Issued and outstanding:
              December, 31, 2004 - 15,351,455
              March 31, 2004 - 12,113,223              15,352          12,114
         Additional paid-in capital                38,321,448      36,595,463
         Accumulated deficit                      (12,687,243)    (11,578,549)
                                                 ------------    ------------
                                                   25,649,557      25,029,028
         Deferred compensation and consulting          (5,250)        (21,242)
                                                 ------------    ------------
                  Total Shareholders' Equity       25,644,307      25,007,786
                                                 ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 31,745,708    $ 31,662,597
                                                 ============    ============




See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)



                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       DECEMBER 31,                  DECEMBER 31,
                                                       ------------                  ------------
                                                2004             2003             2004            2003
                                                ----             ----             ----            ----

OPERATING REVENUES
     Processed meat products                $         --    $      9,507    $     51,296    $     12,234
     Oil and gas sales                           134,454          87,990         360,763         281,822
                                            ------------    ------------    ------------    ------------
TOTAL OPERATING REVENUES                         134,454          97,497         412,059         294,056
                                            ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES
     Processed meat products                       7,463          93,267          57,871          93,267
     Production and operating                     60,751          64,243         213,689         186,166
     Selling                                          --             725             817           3,735
     Depreciation and depletion                   21,792          10,922          63,740          65,119
     General and administrative                  198,062         207,448         949,833         644,106
                                            ------------    ------------    ------------    ------------
TOTAL OPERATING COSTS AND EXPENSES               288,068         376,605       1,285,950         992,393
                                            ------------    ------------    ------------    ------------
LOSS from Operations                            (153,614)       (279,108)       (873,891)       (698,337)

OTHER INCOME (EXPENSE)
     Miscellaneous income                          4,948              --           8,737          17,353
     Interest income                                  --              --             222              --
     Interest expense                            (83,842)        (93,471)       (243,763)       (286,704)
                                            ------------    ------------    ------------    ------------
NET LOSS                                    $   (232,508)   $   (372,579)   $ (1,108,695)  $    (967,688)
                                            ============    ============    ============    ============
     Loss per share (basic)                 $      (0.02    $      (0.03    $      (0.08    $      (0.09
                                            ============    ============    ============    ============
Weighted average number of shares (basic)     15,336,110      11,280,723      14,413,333      11,003,598
                                            ============    ============    ============    ============


See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             DECEMBER 31,
                                                             ------------
                                                         2004           2003
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $(1,108,695)   $  (967,688)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                         63,740         65,119
      Recognition of services performed for stock       336,071        110,351
      Deferred compensation and consulting               15,992         53,003
      Stock options issued for services                  20,722         49,176
      Changes in assets and liabilities:
         Accounts receivable                            (43,092)         7,122
         Inventory                                        5,526         92,444
         Other current assets                             9,819         11,969
         Accounts payable and accrued expenses          315,079        473,906
                                                    -----------    -----------
   Net cash used in operating activities               (384,838)      (104,598)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to oil and gas properties              (459,809)       (56,085)
      Additions to equipment                             (2,998)            --
                                                    -----------    -----------
   Net cash used in investing activities               (462,807)       (56,085)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                          740,087        148,950
      Proceeds from borrowings, related party           238,300
      Payments on note payable, related party          (521,875)            --
      Cost of private placement                              --         (1,000)
                                                    -----------    -----------
   Net cash provided by financing activities            456,512        147,950
                                                    -----------    -----------

(Decrease) in cash and cash equivalents                (391,133)       (12,733)

Cash at beginning of period                             427,422         16,778
                                                    -----------    -----------
    CASH AT END OF PERIOD                           $    36,289    $     4,045
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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2004.

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

      The Company raised $1,700,000 during the last year from the private placement of common stock and the issuance of promissory notes, which were converted to common stock during June 2004. Management of the Company continues to explore other methods of financing operations including additional borrowing from a related party financing company, potential joint venture partners and selling portions or all of certain properties and/or subsidiary companies. The Company expects that these actions will allow it to continue and eventually achieve its business plan.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

NOTE 3 - INVENTORY

  Inventory consists of the following:
                                                  DECEMBER 31,     MARCH 31,
                                                      2004            2004
                                                      ----            ----
   Meat held for resale                          $     10,368    $     13,258
   Oil in tanks                                        14,181          16,817
                                                 ------------    ------------
                                                                 ------------
                                                 $     24,549    $     30,075
                                                 ============    ============

NOTE 4 - OIL AND GAS PROPERTIES

   Capitalized costs related to oil and gas producing activities and related accumulated depletion; depreciation and amortization are as follows:

                                                  DECEMBER 31,     MARCH 31,
                                                     2004            2004
                                                     ----            ----
   Capitalized costs of oil and gas properties:
      Proved                                     $ 30,764,869    $ 30,257,630
      Unproved                                        834,579         834,579
                                                 ------------    ------------
                                                   31,599,448      31,092,209
   Less accumulated depletion, depreciation,
      and amortization                               (195,389)       (161,027
                                                 ------------    ------------
                                                 $ 31,404,059    $ 30,931,182
                                                 ============    ============

Proved Reserves are as follows:
                                                  Oil (Bbls)       Gas (Mcf)
                                                  ----------       ---------
   March 31, 2004                                 27,592,015       1,507,510
       Extensions, additions and discoveries             -0-             -0-
       Less production for period (nine months)       (5,251)        (92,237)
                                                 ------------    ------------
       December 31, 2004                           27,586,764       1,415,273
                                                 ============    ============


NOTE 5 - CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers and food industry customers. Receivables from one oil and gas customer and one meat sales customer at December 31, 2004 comprised approximately 35% and 28%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

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

NOTE 8 - NOTE PAYABLE TO RELATED PARTY

      The Company has a $3,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due April 15, 2006, from ALMAC Financial Corporation, a corporation owned by the largest shareholder of the Company. At December 31, 2004 the Company had drawn $2,325,294 under the line of credit.

NOTE 9 - NET LOSS PER COMMON SHARE

      Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 2004 and December 31, 2003. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

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

NOTE 11 - ESTIMATES

      The preparation of interim consolidated financial statements as of December 31, 2004 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 12 - 2002 CONSULTANT EQUITY PLAN

      In August 2002 the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. 588,232 shares have been issued pursuant to the plan during the nine months ended December 31, 2004.

NOTE 13 - BUSINESS SEGMENTS

      The Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

SEGMENT INFORMATION:


                                                         THREE MONTHS ENDED DECEMBER 31,
                                                         -------------------------------
                                                       2004                            2003
                                    ---------------------------------     -----------------------------
                                    Oil & Gas       Meat        Total     Oil & Gas      Meat     Total
                                    ---------       ----        -----     ---------      ----     -----

Revenues from external customers         $134,454   $    --   $ 134,454    $ 87,990   $  9,507   $  97,497
Segment profit (loss)                       9,430   (77,394)    (67,964)     (1,071)  (156,882)   (157,953)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                     $   134,454                           $  97,497
Other revenues                                                   4,948                                  --
                                                           -----------                           ---------
Total consolidated revenues                                $   139,402                           $  97,497
                                                           ===========                           =========


                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


NOTE 13 - BUSINESS SEGMENTS (Continued)




                                                         THREE MONTHS ENDED DECEMBER 31,
                                                         -------------------------------
                                                  2004                                2003
                                    ---------------------------------     -----------------------------
                                    Oil & Gas       Meat        Total     Oil & Gas      Meat     Total
                                    ---------       ----        -----     ---------      ----     -----


PROFIT OR L0SS
Total profit (loss) for reportable
 Segments                                                  $   (67,964)                         $ (157,953)
Other profit or (loss)                                        (164,544)                           (214,626)
                                                           -----------                          ----------
Income (loss) before income taxes                          $  (232,508)                         $ (372,579)
                                                           ===========                          ==========


                                                        NINE MONTHS ENDED DECEMBER 31,
                                                        ------------------------------
                                                  2004                                2003
                                    ---------------------------------     -----------------------------
                                    Oil & Gas       Meat        Total     Oil & Gas      Meat     Total
                                    ---------       ----        -----     ---------      ----     -----

Revenues from external customers   $ 360,763    $  51,296    $ 412,059    $ 281,822   $  12,234  $ 294,056
Segment profit (loss)                (28,858)    (190,697)    (219,555)       7,607    (259,682)  (252,075)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                     $   412,059                          $  294,056
Other revenues                                                   8,737                              17,353
                                                           -----------                          ----------
Total consolidated revenues                                $   420,796                          $  311,409
                                                           ===========                          ==========

PROFIT OR LOSS
Total profit (loss) for reportable
  Segments                                                 $  (219,555)                         $ (252,075)
Other profit or (loss)                                        (889,140)                           (715,613)
                                                           -----------                          ----------
Income (loss) before income taxes                          $(1,108,695)                         $ (967,688)
                                                           ===========                          ==========


NOTE 14 - STOCK OPTIONS

      On May 30, 2003 the Company granted 3,155,000 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $.50 per share. The following table summarizes pertinent information with regard to the 2000 Plan for the nine months ended December 31, 2004:

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


NOTE 14 - STOCK OPTIONS (Continued)

                                                  Weighted
                                                   Average
                                     Options       Exercise
                                   Outstanding      Price

Beginning of year, April 1, 2004     3,155,000     $   .50
    Granted                                 --          --
    Exercised                               --          --
    Forfeited                               --          --
    Expired                                 --          --
                                     ---------     -------

December 31, 2004                    3,155,000     $   .50
                                     =========     =======

Exercisable at December 31, 2004     2,400,000     $   .50
                                     =========     =======


      The options granted to non-employees under the above plan resulted in an expense of $4,462 for the quarter ended December 31, 2004.

      The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 4%; an expected life of three years: expected volatility of 98.80%; and no expected dividends.

      Using the above assumptions, the fair value of the options granted to employees and directors in 2003 on a pro forma basis would result in additional compensation expense of $50,167 for the nine months ended December 31, 2004. Pro forma net loss and net loss per share would be as follows:

                                      NINE MONTHS ENDED
                                         December 31,
                                         ------------

                                     2004             2003
                                     ----             ----

Net loss as reported             $(1,108,695)     $  (967,688)
Additional compensation              (50,167)        (285,938)
                                 -----------      -----------
Pro forma net loss               $(1,158,862)     $(1,253,626)
                                 ===========      ===========
Loss per share as reported       $      (.08)     $      (.09)
                                 ===========      ===========
Pro forma net loss per share     $      (.08)     $      (.11)
                                 ===========      ===========

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


NOTE 15 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                           NINE MONTHS ENDED
                                                               December 31,
                                                               ------------
                                                          2004           2003
                                                          ----           ----
Cash paid during the year for:

  Interest                                            $   28,000     $   18,200

  Taxes                                               $       --     $       --


Non-cash investing and financing activities:

  Common stock issued for oil and gas development     $   47,430     $       --

  Common stock issued in exchange for services        $  336,071     $  110,351

  Common stock issued pursuant to conversion
    Provisions of  private placement in 2004          $1,325,000     $       --



NOTE 16 - MERGER AGREEMENT

      On October 14, 2004 the Company entered into an Agreement and Plan of Merger with Imperial Petroleum, Inc. (the "Agreement"). Imperial Petroleum, Inc.'s common stock is publicly traded on the Over the Counter Bulletin Board under the symbol IPTM. Other than the Agreement, there is no relationship between the Company and its affiliates and Imperial Petroleum, Inc. and its affiliates.

      Pursuant to the Agreement, the Company will create a new subsidiary that will merge into Imperial Petroleum, Inc. Imperial Petroleum, Inc. will survive the merger and become a wholly owned subsidiary of the Company. Each holder of Imperial Petroleum, Inc. common stock will receive one share of the Company's common stock, for every three shares of Imperial Petroleum, Inc. common stock. The, merger is subject to approval of the Company's shareholders, Imperial's shareholders, Imperial's lenders, and a Registration Statement on Form S-4 being filed with and declared effective by, the Securities and Exchange Commission. The share exchange will be accomplished through Computershare Trust Company, the Company's stock transfer agent.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


NOTE 16 - MERGER AGREEMENT (continued)

      Holders of warrants to purchase Imperial Petroleum, Inc. common stock will be asked to relinquish the warrants in exchange for shares of the Company's common stock. The number of shares granted to each warrant holder who agrees to relinquish his warrant shall be computed by multiplying the number of shares subject to the warrant by the amount by which the "Per Share Amount Value" (designated as $0.25) exceeds the exercise price per share of the shares subject to the warrant divided by $0.75. Warrant holders who decline to relinquish their warrants will receive, upon exercise of the warrant, one share of the Company's common stock for every three shares of Imperial Petroleum, Inc. common stock represented by the warrant. No fractional shares of the Company is common stock will be issued as a result of the share exchange.

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

      The intended effective date of February 1, 2005 has passed pending satisfactory completion of the financial audit of Imperial. The anticipated completion date for the audit is February 28, 2005, at which time the transaction will become effective.

NOTE 17 - SUBSEQUENT EVENTS

      On January 27, 2005 a merger was closed whereby the Company's subsidiary, Heritage Food Group was merged with BMW Holdings, Inc. (BMW). This transaction was completed under the terms of a Reorganization Agreement and an Agreement and Plan of Merger, pursuant to which, (i) United Heritage Corporation (the Corporation) would transfer certain assets of National Heritage Sales Corp. to the Corporation's newly formed, wholly-owned subsidiary Heritage Food Group, a Delaware corporation (the "Merger"); (ii) after giving effect to the Merger, the existing shareholders of BMW will retain a 92.5% interest in BMW and the Corporation will obtain a 7.5% interest in BMW; (iii) the Corporation will distribute to its shareholders all of the Corporation's shares of BMW; (iv) BMW would register all of the shares of BMW held by the Corporation with the Securities and Exchange Commission, in accordance with applicable securities laws and regulations; and (v) BMW will pay to the Corporation $75,000, payable in 12 equal monthly installments.

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

The Company does not intend to update forward-looking statements except as required by law. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I, ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

      During December 2004, our Board of Directors approved the material terms of a Reorganization Agreement and an Agreement and Plan of Merger with BMW Holdings, Inc. ("BMW"), pursuant to which, (i) we would transfer certain assets of our wholly-owned subsidiary, National Heritage Sales Corp., to a newly formed, wholly-owned subsidiary, Heritage Food Group, a Delaware corporation ("HFG"), which would then merge with and into BMW, with BMW being the surviving corporation (the "Merger"); (ii) after giving effect to the Merger, the existing shareholders of BMW would retain a 92.5% interest in BMW and the Corporation would obtain a 7.5% interest in BMW; (iii) the Corporation would distribute to its shareholders all of the Corporation's shares of BMW; (iv) BMW would register all of the shares of BMW held by the Corporation with the Securities and Exchange Commission, in accordance with applicable securities laws and regulations; and (v) BMW would pay to us $75,000, payable in 12 equal monthly installments. The Merger closed on January 27, 2005.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      MEAT PRODUCTS. National has had no product sales during the quarter ended December 31, 2004. Sales for the nine months ended December 31, 2004 were $51,296. Revenues for the Company's meat products were $12,234 for the quarter and nine-month periods ended December 31, 2003. National is not actively selling its meat and poultry products to retail grocery stores at this time.

      OIL AND GAS. Gross sales of oil and gas were $134,454 and $360,763 for the quarter and nine-months ended December 31, 2004, respectively. Revenues from the sale of oil and gas for the prior year were $87,990 and $281,822, respectively. Production and operating costs for fiscal 2004 were higher at $213,689 for the current period as compared to $186,166 for the nine months ended December 31, 2003, a difference of $27,523 or 15%. The increase in costs for the current year are primarily due to the increased cost of services, increased severance taxes and abandonment cost. The lack of operating capital has affected the Company's ability to increase production during 2004.

      As of December 31, 2004, receivables from one oil and gas customer and one meat sales customer comprised approximately 35% and 28%, respectively, of our receivable balance. The loss of either of these customers could have a material adverse affect on our results of operations.

      SELLING EXPENSES. We had no significant selling expenses for the three and nine month periods ended December 31, 2004 and December 31, 2003.

      GENERAL AND ADMINISTRATIVE. Due primarily to increased corporate costs for professional fees, consultants and investor relations, general and administrative expenses for the current year periods were $198,062 and $949,833 for the quarter and nine months ended December 31, 2004, respectively. General and administrative expenses were $207,448 and $644,106 for the prior year quarter and nine-month periods, respectively. A substantial portion of the increase for the nine months ended December 31, 2004 related to an increase in legal fees associated with the private offering of our securities and litigation cost, an increase in our NASDAQ listing fees that resulted from the issuance of additional securities relating to the private offing of our securities, and fees spent on investor relations and services to increase awareness of our company in the financial community. We do not expect these fees to continue at these levels in the future. Fees paid to consultants and investor relations firms were paid primarily with our securities. We anticipate that we will continue to pay for these services with our securities when we are able to do so.

      INTEREST EXPENSE. Interest expense decreased to $83,842 and $243,763 for the quarter and nine-month period ended December 31, 2004, respectively, due to decreased debt levels of the Company. The quarter and nine-month periods ended December 31, 2003 reported interest expense of $93,471 and $286,704 respectively. Our interest expense was reduced because a portion of the proceeds of a private offering of our securities that was completed in February 2004 was used to pay down our credit line with ALMAC Financial Corporation, a company owned and controlled by Walter G. Mize, our President, Chief Executive Officer and a Director.

      On a consolidated basis, we had a net loss for the nine-month period ended December 31, 2004 of $1,108,695 as compared to the net loss of $967,688 for the nine-month period ended December 31, 2003, an increase of $141,007 or approximately 14.5%. The primary reason for the increase in net loss is the increase in corporate costs and fees we incurred during the nine-month period ended December 31, 2004.

      During the nine-month period ended December 31, 2004, we applied cash of $384,838 to our operations and $459,809 to investments in the oil and gas operations of our subsidiaries. Cash flow from financing activities was $456,512 representing $740,087 of funds raised from the issuance of promissory notes, offset by net principal reductions on our line of credit with ALMAC Financial Corporation. By comparison, our operating activities used $104,598 of cash flow during the nine-month period ended December 31, 2003. Investing activities used cash in the amount of $56,085 for the nine-month period ended December 31, 2003, representing additions to oil and gas properties. Cash flow from financing activities was $147,950 for the period ended December 31, 2003, primarily from borrowings.

      Our sales revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations. In March 2002, we obtained a line of credit in the amount of $2 million from First Savings Bank, PSB (which is now known as Southwest Securities Bank). We have fully used this credit line which, by its terms, was originally due to be paid in full in April 2001, but was extended until April 25, 2002. Interest accrued at 1% above the prime interest rate reported in The Wall Street Journal. Mr. Walter Mize, our President and Chief Executive Officer, provided collateral for this loan. First Savings Bank, PSB has demanded that we repay the credit line, but we have not done so because we are currently in a dispute with First Savings Bank, PSB. In early 2001, we received a revolving credit line bearing interest at 10% per annum from ALMAC Financial Corporation. On September 6, 2001, the line of credit was increased from $1.75 million to $3 million, and was secured by substantially all of our assets and those of our subsidiaries. As of December 31, 2004 we had drawn $2,325,294 under this line of credit and at February 8, 2005, the outstanding balance was $2,364,694, leaving $635,306 available. This line of credit matures on April 15, 2006. We have made one payment of $521,875 on the balance during this fiscal year.

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

      On October 14, 2004 we entered into an Agreement and Plan of Merger with Imperial Petroleum, Inc. (the "Agreement"), as announced in a press release. Imperial Petroleum, Inc.'s common stock is publicly traded on the Over the Counter Bulletin Board under the symbol IPTM. Other than the Agreement, there is no relationship between the Company and its affiliates and Imperial Petroleum, Inc. and its affiliates.

      Pursuant to the Agreement, we will create a new subsidiary that will merge into Imperial Petroleum, Inc. Imperial Petroleum, Inc. will survive the merger and become a wholly owned subsidiary. Each holder of Imperial Petroleum, Inc. common stock will receive one share of our common stock, for every three shares of Imperial Petroleum, Inc. common stock. The merger is subject to approval of our shareholders, Imperial's shareholders, Imperial's lenders, and a Registration Statement on Form S-4 being filed with, and declared effective by, the Securities and Exchange Commission. The share exchange shall be accomplished through Computershare Trust Company, our stock transfer agent.

      Holders of warrants to purchase Imperial Petroleum, Inc. common stock will be asked to relinquish the warrants in exchange for shares our common stock. The number of shares granted to each warrant holder who agrees to relinquish his warrant shall be computed by multiplying the number of shares subject to the warrant by the amount by which the "Per Share Amount Value" (designated as $0.25) exceeds the exercise price per share of the shares subject to the warrant divided by $0.75. Warrant holders who decline to relinquish their warrants will receive, upon exercise of the warrant, one share of our common stock for every three shares of Imperial Petroleum, Inc. common stock represented by the warrant. No fractional shares of our common stock will be issued as a result of the share exchange.

      Upon completion of the merger, Jeffrey T. Wilson, the President and Chief Executive Officer, Chairman of the Board of Directors and a significant shareholder of Imperial, will become our President and Chief Executive Officer. In addition, we will take the actions necessary to increase the number of directors to ten, and will appoint Jeffery T. Wilson, Greg Thaggard and Aaron Wilson, who is Jeffery T. Wilson's son, to fill the vacancies.

      Our Board of Directors approved the material terms of the merger in a Unanimous Written Consent dated October 14, 2004, and recommended that our shareholders approve the merger.

      Our equity capital has shown an increase of $636,521 since March 31, 2004, the previous fiscal year-end. This increase is primarily the result of the issuance of common stock upon conversion of promissory notes of $1,325,000 offset by the net loss for the nine-month period ended December 31, 2004.

      We had a working capital deficit of $3,187,162 as of December 31, 2004, an increase of $678,464 as compared to the working capital deficit reported at March 31, 2004 of $2,508,698. Current assets decreased $363,386 during the nine-month period ended December 31, 2004 due primarily to expenditures on oil and gas properties of $459,809. Current liabilities increased by $315,078 due to increased accounts payable and accrued expenses resulting from the lack of operating cash flows.

      Our total assets were $31,745,708 as of December 31, 2004, which is substantially unchanged from the total assets of $31,662,597 reported at March 31, 2004.

PART I, ITEM 3.  CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

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

                                            UNITED HERITAGE CORPORATION


                                            By:  /s/ Walter G. Mize
                                                 -------------------------------
Date:  February 14, 2005                          Walter G. Mize, President and
                                                  Chief Executive Officer


                                            By:  /s/ C. Dean Boyd
                                                 -------------------------------
Date:  February 14, 2005                           C. Dean Boyd, Chief Financial
                                                   Officer and Secretary