Form 10KSB
period 2005-03-31
UNITED HERITAGE CORP
filed 2005-07-01
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

         Mark One:

            |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended March 31, 2005 or

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

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
     Title of each class                                On which registered
--------------------------------------        ----------------------------------
Common Stock, $0.001 par value                        Boston Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for the most recent fiscal year: $538,236.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $6,109,432 as of June 10, 2005.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 10, 2005, 15,548,310 shares of Common Stock were outstanding.

      Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

                                    CONTENTS
                                                                                    Page
         Forward-Looking Statements                                                   i

         Glossary of Oil and Gas Terms                                               ii

                                     PART 1

Item 1   Business                                                                     1

Item 2   Properties                                                                   7

Item 3   Legal Proceedings                                                            7

Item 4   Submission of Matters to a Vote of Security Holders                          8

                                     Part II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters        8

Item 6   Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                               10

Item 7   Financial Statements and Supplementary Data                                 20

Item 8   Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                        20

Item 8A  Controls and Procedures                                                     20

Item 8B  Other Information                                                           20

                                    Part III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                           21

Item 10  Executive Compensation                                                      23

Item 11  Security Ownership of Certain Beneficial Owners and Management              25

Item 12  Certain Relationships and Related Transactions                              26

Item 13  Exhibits                                                                    26

Item 14  Principal Accountant Fees and Services                                      26

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

      On October 14, 2004 we entered into an Agreement and Plan of Merger with Imperial Petroleum, Inc. (Imperial). Pursuant to the Agreement and Plan of Merger, we will create a new subsidiary that will merge into Imperial. Imperial will survive the merger and become our wholly-owned subsidiary. Each holder of Imperial Petroleum, Inc. common stock will receive one share of our common stock for every three shares of Imperial owned. The merger is subject to the approval of our shareholders, Imperial's shareholders, Imperial's lenders, and a registration statement on Form S-4 being filed and declared effective by the Securities and Exchange Commission.

      Holders of warrants to purchase Imperial common stock will be asked to relinquish the warrants in exchange for shares of our common stock. The number of shares granted to each warrant holder who agrees to relinquish his warrant shall be computed by multiplying the number of shares subject to the warrant by the amount by which the "Per Share Amount Value" (designated as $0.25) exceeds the exercise price per share of the shares subject to the warrant, divided by $0.75. Warrant holders who decline to relinquish their warrants will receive, upon exercise of the warrant, one share of the our common stock for every three shares of Imperial's common stock. No fractional shares of our common stock will be issued as a result of the share exchange.

      Upon completion of the merger, Jeffrey T. Wilson, the President and Chief Executive Officer, Chairman of the Board of Directors and a significant shareholder of Imperial, will become our President and Chief Executive Officer. Walter G. Mize will remain as Chairman of the Board of Directors. In addition, the Board of Directors will be expanded to include Jeffrey T. Wilson, Greg Thaggard and Aaron Wilson, who is Jeffrey Wilson's son.

      Our Board of Directors approved the material terms of the merger in a Unanimous Written Consent dated October 14, 2004, and recommended that our shareholders approve the merger, however, this matter has not yet been submitted to our shareholders for approval and will not be submitted to our shareholders for approval until we complete our due diligence review of Imperial's operations. If the results of the due diligence review are satisfactory to us and we put this matter to a vote of our shareholders, we believe that the merger will strengthen and add depth to management, provide savings in the areas of administration and corporate costs and add capacity in both oil and gas producing properties and funds available for property development.

ON-GOING OPERATIONS

      Prior to April 20, 2005, Petroleum held leases to approximately 10,502 acres of oil and gas interests in South Texas that produce from the Val Verde Basin. Petroleum acquired these properties in a series of transactions completed in February 1997. The field has 136 gross and 93 net productive oil wells on 142 gross and net developed acres. Petroleum is currently producing from wells in this field using Moyno pumps and submersible pumps. Petroleum implemented a nitrogen injection project that involved 4 injection wells and 30 producing wells. The focus of the project was to exploit the vast amount of remaining reserves at a more rapid and economical rate resulting in a greater percentage of recovery.

      On May 20, 2005, Petroleum received an engineering study of its South Texas oil field which showed proved reserves of 26,710,000 net barrels. The study indicated in excess of 168 million barrels of oil remaining in place. Note 21 to the financial statements estimates a value of these proven reserves net of future production costs, future development cost, future income tax expense, and less a 10% annual discount for estimated timing of cash flows of $193,131,897.

      Monthly oil production from Petroleum as of March 31, 2005 was 118 BBL of oil.

      On April 20, 2005, Petroleum assigned 7,840 specific net acres of its 10,502 acre oil and gas leasehold situated in the Val Verde Basin to Dominion Oklahoma Texas Exploration & Production, Inc., which is a petroleum exploration and production company owned by Dominion Resources, Inc. ("Dominion"). Petroleum and Dominion also agreed to an area of mutual interest ("AMI") which surrounds the 7,840 specific net acres. This AMI encompasses approximately 12,800 acres. The assignment to Dominion is for development of wells in depths below 2000 feet. Petroleum reserved all right to develop wells above 2000 feet. The term of the assignment is two years, but will continue so long as oil, gas or associated hydrocarbons are produced in paying quantities. The assignment provides that the first well is to be commenced within two years from the date of the assignment, and that subsequent wells must be drilled every 180 days. Dominion and Petroleum are currently negotiating the terms of a Joint Operating Agreement.

      Petroleum received as consideration for the assignment cash, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner, on a "well by well" basis, in the development of the entire acreage.

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

      Monthly oil and gas production from New Mexico as of March 31, 2005 was
9.27 MMCF of gas and 964 BBL of oil.

      On May 23, 2005 New Mexico received an engineering study of its southeastern New Mexico oil and gas fields. This study is based on the limited methods of recovery that are now being utilized. The report estimated that 14,820,066 barrels of oil are recoverable and 2.753 BCF (billion cubic feet) of gas is recoverable. The recovery of both the oil and gas was estimated to have a present value (discounted at 10%) of $64,461,232.

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

      In January 2004, we undertook a private offering of our securities. A portion of the proceeds we received from this offering have been used to begin implementation of a nitrogen injection recovery procedure for wells located on our Texas property. This will entail undertaking an engineering study as well as purchasing equipment such as pumps, injecting wellheads and at least one nitrogen generator. The purpose of the nitrogen injection recovery procedure is to increase pressure in the reservoir, thereby enhancing production. Nitrogen injection has been used successfully by other oil producers in fields similar to our Texas field. It is an attractive alternative to other types of oil recovery methods because nitrogen, an inert gas, causes no harm to the environment, either surface or subsurface, and cannot harm any aquifers. We are in the process of implementing the nitrogen injection recovery procedure in four wells, which will initially be used to increase the supply of oil from approximately 26 producing wells. This initial process is not yet complete. We continue to inject nitrogen, which may take several months depending on the geology of the site, in order to build pressure in the reservoir. Our goal is to develop approximately 142 acres that will ultimately provide us with six nitrogen injection wells and 86 producing wells, although we do not have the funds at this time to accomplish this. Our plan is to complete the initial phase and, if it is successful, to use the increased revenues we earn to continue this development. If we determine that the nitrogen injection recovery procedure is successful, we may implement this system to recover oil from all of our wells in Texas. We cannot guarantee, however, that the nitrogen injection recovery procedure will be successful or, even if it is, we cannot guarantee that our wells will produce significantly more oil or that we will earn significantly more revenues.

      The following table shows the total net oil and gas production from Texas and New Mexico for the fiscal years ended March 31, 2005 ("Fiscal 2005"), March 31, 2004 ("Fiscal 2004") and March 31, 2003 ("Fiscal 2003").. Oil production is shown in barrels (BBL), and natural gas production is shown in thousand cubic feet (MCF).

--------------------------------------------------------------------------------
   Area                       Fiscal 2005         Fiscal 2004      Fiscal 2003
--------------------------------------------------------------------------------
Texas
--------------------------------------------------------------------------------
     Oil                        1,450 BBL             368 BBL          999 BBL
--------------------------------------------------------------------------------
     Gas                               --                  --               --
--------------------------------------------------------------------------------
New Mexico
--------------------------------------------------------------------------------
     Oil                        6,000 BBL           8,358 BBL       11,782 BBL
--------------------------------------------------------------------------------
     Gas                      118,751 MCF         129,062 MCF      154,716 MCF
--------------------------------------------------------------------------------

      The following table illustrates the average sales price and the average production (lifting) costs per barrel and per thousand cubic feet for each of the three most recent fiscal years.

                                          Fiscal 2005       Fiscal 2004       Fiscal 2003
                                          -----------       -----------       -----------
                  Items(1)               Oil      Gas      Oil      Gas      Oil       Gas
                  --------               ---      ---      ---      ---      ---       ---
Texas
              Avg. Sales Price/Unit     $35.14       --   $15.70       --   $19.26       --
              Avg. Prod. Cost/Unit      $21.46       --   $13.60       --   $11.41       --
New Mexico
              Avg. Sales Price/Unit     $37.69   $ 3.82   $24.86   $ 4.65   $22.86   $ 3.66
              Avg. Prod. Cost/Unit(2)   $ 7.89       --   $ 6.78       --   $ 5.23       --

----------
(1) Averages shown are computed per BBL of oil and per MCF of natural gas.
(2) Average production (lifting) costs are represented in BOE for New Mexico production.

      The following table illustrates the results of the drilling activity during each of the three most recent fiscal years:

                                        Fiscal 2005          Fiscal 2004          Fiscal 2003
                                        -----------          -----------          -----------
                                        Net    Dry           Net    Dry           Net    Dry
              Wells Drilled          Productive Holes     Productive Holes     Productive Holes
 New Mexico
               Exploratory              --     --            --     --            --     --
               Development              --     --            --     --            --     --

 Texas
               Exploratory              --     --            --     --            --     --
               Development              --     --            --     --             4     --

 TOTAL
               Exploratory              --     --            --     --            --     --
               Development              --     --            --     --             4     --


      The following table illustrates estimates of the oil and gas reserves at March 31, 2005:

                                                    Oil (BBLs)        Gas (MCF)
Proved Reserves
March 31, 2003                                      27,680,411        1,673,889
Extensions, additions and discoveries                       --               --
Revisions of previous estimates                        (79,671)         (37,317)
Production                                              (8,725)        (129,062)
                                                   -----------      -----------
March 31, 2004                                      27,592,015        1,507,510
Extensions, additions and discoveries                       --               --
Revisions of previous estimates                      7,641,035        6,213,800
Production                                              (7,450)        (118,751)
                                                   -----------      -----------
March 31, 2005                                      39,225,600        7,602,559
                                                   ===========      ===========
Proved Developed Reserves
March 31, 2004                                       6,702,230        1,507,510
March 31, 2005                                       5,629,000        2,538,000

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

      Accordingly, estimates of reserves and their values are inherently imprecise and are subject to constant revision and changes. These amounts should not be construed as representing the actual quantities of future production or cash flows to be realized from our oil and gas properties or the fair market value of these properties. Certain additional unaudited financial information regarding our reserves, including the estimated present value of future net cash flows, is set forth in Note 21 of the Notes to Consolidated Financial Statements included at Item 7 of this Annual Report.

      We have no oil and gas reserves or production subject to long-term supply or similar agreements. Estimates of our total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

      The following table illustrates the gross and net productive oil and gas wells in which Petroleum and New Mexico had an interest at March 31, 2005.

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
                                               ===       ===       ===       ===

      The following table illustrates the gross and net acres of developed and undeveloped gas and oil leases held by Petroleum and New Mexico at March 31, 2005.

                                     Developed Acres          Undeveloped Acres
Area                                Gross         Net         Gross         Net
----                               ------       ------       ------       ------
New Mexico                          6,260        6,260       13,740       13,740
Texas                                 142          142       10,360       10,360
                                   ------       ------       ------       ------
    TOTAL                           6,402        6,402       24,100       24,100
                                   ======       ======       ======       ======

DISCONTINUED OPERATIONS

      In June 2000, our subsidiary, National Heritage Sales Corporation, began marketing a line of premium meat and poultry products under the brand Heritage Lifestyle (TM). Pursuant to a Reorganization Agreement and an Agreement and Plan of Merger entered into on January 27, 2005, we transferred certain assets of National Heritage Sales Corporation, including the "Heritage Lifestyle" trademarks, point of sale material and good will, to Heritage Food Group, another subsidiary. On January 27, 2005 Heritage Food Group was merged into BMW Holdings, Inc. (BMW), an unrelated third party, with BMW being the surviving corporation in the merger. Upon giving effect to the merger, the existing shareholders of BMW retained a 92.5% interest in BMW and we obtained a 7.5% interest in BMW, consisting of 8,823,530 shares of BMW's Class A common stock. As consideration for the transfer, BMW agreed to pay us $75,000 in 12 equal monthly installments. We have agreed to extend the date on which BMW is to begin making these payments until September 2005. We plan to dispose of National Heritage Sales Corporation's remaining assets during the next fiscal year.

Competition

      The oil and gas industry is highly competitive. We compete with other oil and gas companies and investors in searching for, and obtaining, future desirable prospects, in securing contracts with third parties for the development of oil and gas properties, in securing contracts for the purchase or rental of drilling rigs and other equipment necessary for drilling operations, and in purchasing equipment necessary for the completion of wells, as well as in the marketing of any oil and gas which may be discovered. Many of our competitors are larger than us and have substantially greater access to capital and technical resources than we do, giving them a significant competitive advantage.

Regulation

      As described below, oil and gas operations are subject to various types of regulation by state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects the profitability of New Mexico and Petroleum.

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

      State Regulation of Oil and Gas Production. States in which Petroleum and New Mexico conduct their oil and gas activities regulate the production and sale of natural gas and crude oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, most states regulate the rate of production and may establish maximum daily production allowables for wells on a market demand or conservation basis. To date, we have not found these regulations burdensome to comply with.

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

Employees

      We share the use of nine full time employees with our subsidiaries.

Financial Information by Segment

      Revenues and net income by segment are presented below for the last two fiscal years and identifiable assets are shown by segment at the end of each of the two fiscal years:

                                                 Fiscal 2005        Fiscal 2004
                                                 -----------        -----------
Revenue:
    Food products                                $     55,085      $     14,009
    Corporate (Parent)                                    222                 7
    Oil and Gas                                       483,151           376,307
Miscellaneous                                          14,182            51,446

Net Income (Loss):
    Food Products                                    (211,968)         (387,559)
    Corporate (Parent)                               (559,219)         (989,856)
    Oil and Gas                                       (42,008)         (120,460)

Identifiable Assets (as of year end):
    Food Products                                     137,973           188,162
    Corporate (Parent)                                 76,090           472,446
    Oil and Gas                                  $ 39,469,394      $ 39,051,914

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

      Petroleum leases an oil field in Edwards County, Texas consisting of approximately 10,500 acres (gross and net) of which 9,458 acres (gross and net) are undeveloped, producing from the Val Verde Basin. New Mexico's fields consist of approximately 20,000 leasehold acres (gross and net) of which no acreage (gross and net) is undeveloped, in southeastern New Mexico in the Permian Basin field.

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

      United Heritage Corporation, Plaintiff v. Black Sea Investments, Ltd. and Bradford A. Phillips, Defendants, Case No. 249-226-98, 249th Judicial District, Johnson County, Texas. On March 27, 2003 United Heritage recovered a judgment in the amount of $2,000,000 plus prejudgment interest in the amount of $863,569.20, court costs and $102,988.23 in attorney's fees against defendant Black Sea Investments, Ltd. Bradford A. Phillips was found not liable. The decision has been through all appeals and we are currently going through collection procedures, no part of the judgment has been paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of our stockholders was held on March 22, 2005. The stockholders voted on the following matters: (1) electing directors to serve for the ensuing year; and (2) approving the appointment of Weaver and Tidwell, L.L.P. as our independent auditors for the fiscal year ending March 31, 2005.

      The results of the voting for the election of directors were as follows:

Name of Nominee                 For               Withheld          Against
------------------           ----------           ---------        ---------
Walter G. Mize               12,861,053              5,009              141
Harold L. Gilliam            12,856,273              9,789              141
Joe Martin                   12,821,122             44,940              141
C. Dean Boyd                 12,831,766             34,926              141
Theresa D. Turner            12,854,013             12,049              141
Thomas J. Pernice            12,854,576             11,486              141
Larry G. Coker               12,821,116             44,946              141

      The results of the voting for approving the appointment of Weaver & Tidwell, L.L.P. as the independent auditors of the Company for the fiscal year ending March 31, 2005 were as follows:

               For                     Against                   Abstain
        ------------------        ------------------        -------------------
           12,858,087                    965                      7,151

      Shares which abstained from voting as to the proposals, and shares held in "street name" by brokers or nominees who indicated on their proxies that they did not have discretionary authority to vote such shares as to the proposals ("broker non-votes"), were counted for purposes of determining whether the affirmative vote of a majority of the shares present at the meeting and entitled to vote on the proposals has been obtained, but had the effect of reducing the number of affirmative votes required to achieve the majority vote on the proposals.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

      The principal market for our common stock is the over-the-counter market on the National Association of Securities Dealers Automated quotation system ("NASDAQ"), trading under the symbol "UHCP." Our common stock is also listed on the Boston Stock Exchange ("BSE"), trading under the symbol "UHC."

      The following table sets forth, for the periods indicated, the high and low bid price per share of our common stock as reported on NASDAQ. The NASDAQ quotations reflect prices quoted by the market makers of our common stock, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                                       High                Low
                                                       ----                ---
Fiscal Year Ended March 31, 2005
    First Quarter                                    $  1.01             $  .70
    Second Quarter                                      1.01                .37
    Third Quarter                                        .65                .41
    Fourth Quarter                                       .88                .38

Fiscal Year Ended March 31, 2004
    First Quarter                                     $  .67             $  .26
    Second Quarter                                       .59                .37
    Third Quarter                                        .90                .36
    Fourth Quarter                                      1.23                .61

Shareholders

      As of June 10, 2005, there were approximately 2,313 record holders of our common stock.

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

Sales of Unregistered Securities

      Not applicable.

Equity Compensation Plan Information

      Our Board of Directors has adopted, and our shareholders have approved, three equity incentive plans for directors, officers, consultants and employees. The 1995 Stock Option Plan was effective September 11, 1995 and included 200,000 shares of our authorized but unissued common stock. As of March 31, 2004 no awards were outstanding under this plan. The 1998 Stock Option Plan was effective July 1, 1998 and included 200,000 shares of our authorized but unissued common stock. As of March 31, 2004 no awards were outstanding under this plan. The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 5,000,000 shares of our authorized but unissued common stock. On March 31, 2005, there were 3,155,000 option awards outstanding under this plan.

      Our Board of Directors has also adopted the 2002 Consultant Equity Plan. This plan has not been approved by our shareholders. Officers and directors of United Heritage are not eligible to receive awards from this plan. Typically, awards are granted to third parties who render services to us that do not relate to capital raising or stock promotion. The term of the plan is 10 years. We have set aside 1,000,000 shares of our common stock for the purpose of granting awards under this plan. Awards may consist of options to purchase common stock or grants of common stock. The plan is governed by our Stock Option Committee, which is made up of Mr. Harold Gilliam and Mr. Walter Mize. Within the parameters set by the plan, the Stock Option Committee decides to whom awards will be given, the manner of award to be given, the number of shares to be included in an award, the term of an option, whether or not an award will be subject to vesting conditions and, if an exercise price or purchase price is to be paid, the Stock Option Committee establishes the price to be paid and the manner of acceptable payment. The Board of Directors may amend the plan or discontinue it. The Stock Option Committee may modify awards, so long as any such modification is agreed to by the recipient of the award. United Heritage may reserve the right to repurchase grants of restricted securities that are purchased by a recipient. If it reserves such right and elects to exercise it, United Heritage must pay the greater of fair market value or the purchase price for the common stock. Alternatively, United Heritage may reserve the right to repurchase the securities by returning the purchase price to the recipient however, this right lapses in equal increments over a period of five years.

                                                                     Number of securities
                                                                     remaining available for
                                                                     future issuance under
                      Number of securities to  Weighted average      the equity compensation
                      be issued upon exercise  exercise price of     plan (excluding
                       of outstanding options  outstanding options   securities reflected in
 Plan Category               and rights            and rights        column(a)
                                 (a)                 (b)                 (c)
---------------------------------------------------------------------------------------------
 Shareholder Approved(1)      3,155,000             $  .50            2,245,000

 Non-Shareholder
   Approved                       0                 $  .00                0

 Non-Shareholder
   Approved                      0(2)                 N/A              499,149

----------
(1) Includes the 1995 Stock Option Plan, the 1998 Stock Option Plan and the 2000 Stock Option Plan.
(2) No options have been granted from the 2002 Consultant Equity Plan. However, we have paid consultants in the past by granting shares of our common stock from the 2002 Consultant Equity Plan. To date, we have issued a total of 923,621 shares of common stock from this plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Management's discussion and analysis of results of operations and financial condition is based upon the Company's consolidated financial statements. These statements have been prepared in accordance principles generally accepted in the United States of America. These principles require management to make certain estimates, judgements and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

OVERVIEW

      We are an independent producer of natural gas and crude oil based in Cleburne, Texas. We produce from properties we lease in Texas and New Mexico. We acquired our Texas property, which includes 114 wells, in February 1997 and our New Mexico property, which includes 294 wells, in June 1999. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells. However, the revenues we earned did not provide us with enough money to sustain our operations or to implement our development plans. In order to raise the funds necessary to continue our operations and to begin development of some of our properties, we borrowed money and we sold our securities. During the 2005 fiscal year we were able to settle a dispute with Southwest Securities Bank, the successor in interest to First Savings Bank PSB, the holder of one of our credit lines. This loan is now fully satisfied. Currently we have a line of credit up to $4 million through Almac Financial Corporation, an entity owned by Walter G. Mize, our largest shareholder and our President and a director. We have also sought to partner with larger oil and gas producers to assist us with our development plans, or even to transfer all, or a portion of, our oil and gas interests.

      To this end, on April 20, 2005, our wholly-owned subsidiary, Petroleum, assigned 7,840 specific net acres of its 10,502 acre oil and gas leasehold situated in the Val Verde Basin to Dominion Oklahoma Texas Exploration & Production, Inc., which is a petroleum exploration and production company owned by Dominion Resources, Inc. ("Dominion"). Petroleum and Dominion also agreed to an area of mutual interest ("AMI") that surrounds the 7,840 specific net acres. This AMI encompasses approximately 12,800 acres. The assignment to Dominion is for development of wells in depths below 2000 feet. Petroleum reserved all right to develop wells above 2000 feet. The term of the assignment is two years, but will continue so long as oil, gas or associated hydrocarbons are produced in paying quantities. The assignment provides that the first well is to be commenced within two years from the date of the assignment, and that subsequent wells must be drilled every 180 days. Dominion and Petroleum are currently negotiating the terms of a Joint Operating Agreement to implement the assignment. Petroleum received as consideration for the assignment cash, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner, on a "well by well" basis, in the development of the entire acreage.

      We also entered into an Agreement and Plan of Merger with Imperial Petroleum, Inc. (Imperial). Pursuant to the Agreement and Plan of Merger, we will create a new subsidiary that will merge into Imperial. Imperial will survive the merger and become our wholly-owned subsidiary. The merger is subject to the approval of our shareholders, Imperial's shareholders, Imperial's lenders, and a registration statement on Form S-4 being filed and declared effective by the Securities and Exchange Commission. We have not yet asked our shareholders to approve the merger.

      During the 2005 fiscal year, the sales price of oil produced by our properties in Texas increased by approximately $19.44 a barrel, from $15.70 during the 2004 fiscal year to $35.14 while the sales price of oil produced by our properties in New Mexico increased by $12.83 a barrel, from $24.86 during the 2004 fiscal year to $37.69. While production costs during the 2005 fiscal year also increased, from $13.60 a barrel during the 2004 fiscal year to $21.46 a barrel for our Texas properties and from $6.78 a barrel during the 2004 fiscal year to $7.89 a barrel for our New Mexico properties, the significant increase in the sales price resulted in improved results from our oil and gas operations. The gain of $1,597,400 we recognized as a result of the settlement with Southwest Securities Bank was mostly offset by the interest expense of $1,060,000 we recognised upon the conversion of promissory notes to common stock resulting in a net loss f $813,195 for the 2005 fiscal year.

      During the 2005 fiscal year, we also disposed of the majority of the assets of our wholly-owned subsidiary, National Heritage Sales Corporation. Presently, we do not intend to continue doing business in the food products market.

      Since we do not believe that our expenses will decrease significantly during the 2006 fiscal year, unless production and sales of oil and gas significantly increase, we may not attain profitability during the 2006 fiscal year.

      Except as otherwise discussed in this Annual Report, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations. Other than the planned expenditures of nitrogen injection in the Wardlaw Field and the introduction of a water flood and the re-working of wells in New Mexico, we do not currently have any commitments for capital expenditures.

Critical Accounting Policies and Estimates

      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.

Oil and Gas Properties

      Proved Reserves - Proved reserves are defined by the Securities and Exchange Commission as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the Securities and Exchange Commission, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserves estimates are updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by the Company. The Company cannot predict what reserve revisions may be required in future periods.

      Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities disclosure in Footnote 21 to the consolidated financial statements. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

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

Income Taxes

      Included in our net deferred tax assets are approximately $3 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

RESULTS OF OPERATIONS

      The following selected financial data for the two years ended March 31, 2005 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

                                          Year Ended                Year Ended
                                           03/31/05                  03/31/04
Income Data:
Revenues                                 $   538,236              $    390,316
Income Profit(Loss)                      $  (813,195)             $ (1,497,875)
Income Profit(Loss)
    Per Share                            $      (.06)             $       (.13)
Weighted Average
    Number of Shares                      14,664,070                11,434,995

Balance Sheet Data:
Working Capital
(deficit)                                $  (903,059)             $ (2,508,698)
Total Assets                             $39,683,457              $ 39,712,522
Current Liabilities                      $ 1,175,466              $  3,168,971
Long-Term Debt                           $ 3,123,094              $  3,193,782
Shareholders' Equity                     $27,084,992              $ 25,007,786

Combined Results

      Our revenues for the 2005 fiscal year were $538,236, an increase of $147,920 or approximately 37.9%, as compared to revenues of $390,316 for the 2004 fiscal year. The increase in sales revenue for the 2005 fiscal year was due primarily to increased sales prices of oil sold.

      Total operating expenses of $1,581,328 reflect a small increase of $9,331 for the 2005 fiscal year as compared to operating expenses of $1,571,997 for the 2004 fiscal year. General and administrative expenses, primarily accounting and legal costs related to regulatory reporting, increased in Fiscal 2005, offset by a decrease in food product costs.

      Our net loss for the 2005 fiscal year was $813,195 as compared to a loss of $1,497,875 for the 2004 fiscal year. The improvement of 2005 over 2004 was primarily the result of the debt forgiveness resulting from the settlement of the note payable to Southwest Securities Bank.

Food Products Segment

      Revenues generated by National Heritage Sales Corporation were $55,085 for the 2005 fiscal year, representing 10% of our total revenues and reflected an increase of $41,076 or approximately 293% as compared to revenues of $14,009 for the 2004 fiscal year. Revenues for the 2005 fiscal year reflect a volume increase over revenues for the 2004 fiscal year due to the sale of meat products to QVC.

      The cost of processed food products for the 2005 fiscal year decreased by $134,957 or approximately 70%, to $57,871, as compared to $192,828 for the 2004 fiscal year. The increased cost for the 2004 fiscal year was caused by an inventory write down of $143,800 for product reduced in value due to aging. Additional write-downs of prepaid packaging and advertising materials were taken in the 2004 fiscal year. Both years were negatively impacted by low sales volume.

      Selling expenses for the 2005 fiscal year of $1,257 as compared to selling expenses of $39,867 for the 2004 fiscal year were due to reduced marketing efforts of the food products by us.

      This segment of our business reported a loss of $211,968 for the 2005 fiscal year, as compared to a loss of $387,559 for the 2004 fiscal year. The write-down of inventory carrying values increased the loss for the 2004 fiscal year. Both years reflect the results of low sales volume.

Oil and Gas Segment

      Oil and gas sales during the 2005 fiscal year were $483,151 as compared to sales of $376,307 during the 2004 fiscal year. The volume of units sold during the 2005 fiscal year was lower than the volume of units sold during the 2004 fiscal year, however, improved market prices resulted in increased sales revenue over sales revenue earned during the 2004 fiscal year. The volume decrease from the 2004 fiscal year was primarily the result of a lack of equipment, lack of availability of service companies and lack of cash flow. Production is expected to increase in the future due to our agreement with Dominion and anticipated increased cash flow.

      Production and operating expenses were $276,644 during the 2005 fiscal year as compared to $238,053 in production and operating expenses during the 2004 fiscal year. Costs increased during the 2005 fiscal year due to increased production costs associated primarily with the nitrogen injection process implemented in Texas. Depletion for the 2005 fiscal year was $36,589 as compared to depletion of $40,279 for the 2004 fiscal year, a decrease due to the reduced volume of units produced.

      The oil and gas segment reported a loss of $42,008 for the 2005 fiscal year as compared to a loss of $120,459 for the 2004 fiscal year. The decrease in loss resulted from improved sales prices per barrel of oil sold.

Corporate

      General and administrative expenses of $1,154,815 for the 2005 fiscal year were higher as compared to $996,464 for the 2004 fiscal year, a difference of $158,351 or approximately 16%, as a result of increased legal and accounting fees.

      Interest expense was $1,371,034 in the 2005 fiscal year, as compared to $367,647 in the 2004 fiscal year. The increase during the 2005 fiscal year was due to the interest cost recognized upon conversion of promissory notes to common stock offset somewhat by the reversal of interest previously accrued on the debt forgiven pursuant to the settlement agreement with Southwest Securities Bank.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

      Our sales revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations.

      In March 2002, we obtained a line of credit in the amount of $2 million from First Savings Bank, PSB. We had fully used this credit line which, by its terms, was originally due to be paid in full in April 2001, but was extended until April 25, 2002. Interest accrued at 1% above the prime interest rate reported in The Wall Street Journal. Mr. Walter Mize, our President and Chief Executive Officer, provided collateral for this loan. For a payment of $700,000 under a settlement agreement with Southwest Savings Bank, the successor in interest to the lender, the remainder of the debt, including interest, was forgiven resulting in a gain of $1,597,400.

      We have a revolving credit line bearing interest at 10% per annum from Almac Financial Corporation, a corporation owned by our President and Chief Executive Officer, Walter G. Mize. The line of credit was recently increased to $4 million, and is secured by substantially all of our assets and those of our subsidiaries. As of March 31, 2005 we had drawn $3,123,094 under this line of credit. This line of credit matures on August 17, 2006. We received advances under this line of $1,036,100 during the 2005 fiscal year which we used for production costs and corporate expenses. We have made payments of $521,875 on the balance of this loan.

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

      Although we believe that our line of credit from Almac Financial Corporation will be available to cover revenue shortfalls, we are continuing to seek other alternatives, such as strategic partnering or a sale of assets, to assist with the funding of our subsidiaries' operations. We have no commitments for additional financing. If our revenues do not substantially increase and if we are unable to obtain additional loans or to raise money through sales of our securities, we may be unable to continue our operations.

      Our current assets decreased from $660,273 at March 31, 2004, to $272,407 at March 31, 2005. The decrease in our current assets was due primarily to oil and gas development expenditures. Current liabilities decreased from $3,168,971 at March 31, 2004, to $1,175,466 at March 31, 2005. The decrease in current liabilities was due to the settlement of the loan with Southwest Securities Bank and the associated forgiveness of debt. Working capital was a deficit of $903,059 at March 31, 2005, a decrease as compared to the March 31, 2004 deficit of $2,508,698. The decreased deficit was due primarily to the debt forgiveness associated with the loan settlement.

      Equity capital increased by $2,077,206 during the 2005 fiscal year. Stockholders' equity was $27,084,992 at March 31, 2005, as compared to $25,007,786 at March 31, 2004. The increase in the 2005 fiscal year was due to capital raised by the issuance of common stock resulting from debt conversion.

      Total assets were $39,683,457 at March 31, 2005, relatively unchanged as compared to $39,712,522 for the previous year-end.

Cash Flow

      Our operations used $585,151 of cash flow in the 2005 fiscal year as compared to $555,023 used in the 2004 fiscal year. The cash flow deficits are due to the operating losses incurred.

      Cash of $389,432 and $76,746 was used by investing activities during the 2005 fiscal year and the 2004 fiscal year, respectively. Investing activities primarily related to capital expenditures for the oil and gas properties in each year.

      In the 2005 fiscal year, cash of $1,536,100 was provided by borrowings from Almac Financial Corporation and $740,087 was provided by proceeds from issuance of convertible promissory notes. A payment of $1,021,875 was made to Almac Financial Corporation and a payment of $700,000 was made to Southwest Securities Bank under a settlement agreement. In the 2004 fiscal year, $83,500 was provided by borrowing and $958,913 was provided from the sale of common stock and issuance of convertible promissory notes.

Capital Resources

      During the 2005 and 2004 fiscal year, we raised $1,325,000 from the issuance of convertible promissory notes payable to accredited investors. These notes were later converted to 2,650,000 shares of our common stock. Interest of $1,060,000 was recognized upon the conversion, however, paid in capital was increased by the same amount.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

Our business plan anticipates that we will be able to develop our oil and gas properties. The cost to develop our oil and gas properties is significant, and, to date, we have been unable to fully implement our business plan due to our lack of funds. Unless we can fully implement our business plan, our revenues and results of operations will be adversely affected.

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

      In addition to the revenues we earn from our oil and gas sales, we have funded our operations in the past through a loan in the amount of $2,000,000 from a bank and a line of credit in the amount of $4,000,000 from Almac Financial Corporation, an entity under the control of Mr. Walter Mize, our Chief Executive Officer, President, Chairman of the Board of Directors and our largest shareholder. During the 2005 fiscal year we raised additional capital totaling $740,087 in gross proceeds through issuance of convertible promissory notes, which were later converted to common stock. However, we still are not in a position to completely develop the Petroleum and New Mexico properties, which we estimate could cost at least $10 million, and we cannot be certain that we will ever have enough cash to do so. We cannot guarantee that future financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to implement our business plan and we fail to obtain other financing, either through another offering of our securities or by obtaining additional loans, we may not become profitable and we may be unable to continue our operations.

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

      Any of these events could adversely affect our business.

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

      Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. Furthermore, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. While the regulation governing our industry have not had a material adverse effect on our operations to date, the implementation of new laws or regulations, or the modification of existing laws or regulations, could have a material adverse effect on us.

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

      Our competitors include major oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than we have. These larger competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. We do not represent a competitive presence in the oil and gas industry.

The oil and natural gas reserve data included in this report are estimates based on assumptions that may be inaccurate.

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

ITEM 7. FINANCIAL STATEMENTS

      The financial statements and supplementary data required to be included in this Item 7 are set forth at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 8B. OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      In the table below, information is given with respect to our directors and executive officers.

Name, Age of Nominee
And Years Served as                                         Principal Occupation for Past
      Director                                             Five Years: Other Directorships
--------------------                                       -------------------------------
Walter G. Mize                       Mr. Mize has served as Chairman of the Board, President and Chief Executive
Age 67                               Officer of the Company since September 1987.  He has also served as President
Director Since 1987                  Chairman of the Board and Chief Executive Officer of UHC Petroleum
                                     Corporation and National Heritage Sales Corporation; as President of UHC Petroleum
                                     Services Corporation since January 1997; and as President of UHC New Mexico
                                     Corporation since June 1999. He has been engaged in oil and gas Exploration and development, cattle ranching, real estate development, banking and various other investment activities for over thirty years.

C. Dean Boyd                         Mr. Boyd has served as Secretary, Treasurer, and Chief Financial Officer of the
Age 58                               Company since his appointment on April 20, 2004. He currently serves as a
Director Since 1988                  Regional Vice President for First United Bank, based in Eaglewood, Colorado and has been with First United Bank in a senior level position since January 2004.
                                     He was the prinicipal of his own consulting firm from January 2002 to December
                                     2003. He was Senior Vice President, Senior Loan Officer of First National Bank
                                     of Longmont, Longmont, Colorado from January, 1999 to December, 2001. He
                                     Previously served as President of Colorado Community First National Bank,
                                     located in Louisville, Colorado from February 1997 to January 1999; and as
                                     President of Community First National Bank, located in Fraser, Colorado, from
                                     1988 to February 1997. Mr. Boyd has been a Certified Public Accountant in the state of Colorado since 1972.

Harold L. Gilliam                    Mr. Gilliam served as Secretary, Treasurer and Chief Financial Officer of the
Age 58                               Company from November 1990 through April 19, 2004. He has been a partner in the
Director Since 1990                  firm of Gilliam, Wharram & Co., P.C., Certified Public Accountants, located in
                                     Cleburne, Texas, since August 1987, and has been a Certified Public Accountant in the state of Texas since 1972.

Joe Martin                           Dr. Martin is an optometrist partner in the Cleburne Eye Clinic, located in
Age 60                               Cleburne, Texas, and has been an optometrist for over twenty-five years.
Director Since 1988

Theresa D. Turner                    Since November 2004, Ms. Turner has been the Market President of Bank of the
Age 45                               West located in Fraser, Colorado. She served in this capacity with Community
Director Since 1992                  First National Bank, recently acquired by Bank of the West, since February 1997.
                                     Ms. Turner previously served as Senior Vice President of Community First
                                     National Bank from January 1993 to February 1997 and in various other capacities since 1985.

Larry G. Coker                       Mr. Coker has been a practicing attorney in the state of Texas since 1990.
Age 47                               Prior to 1990 Mr. Coker was a petroleum engineer for Exxon Company, USA.
Director since 2002                  Mr. Coker is a member of the Texas State Bar and is also a registered petroleum
                                     Engineer.

Thomas Pernice                       Mr. Pernice founded, and since 1999 has been President of  Modena Holding
Age 43                               Corporation, a business development, communications, and political consulting
Director since April 2004            Company.  Since April 2001, he has served as a member of the Board of Directors and Treasurer and Secretary of Advanced Biotherapy, Inc. and since December 2002 he has served as a member of the Board of Directors of Universal Guardian Holdings,
                                     Inc. From January 1999 to August 2002, he was also a consultant and Managing director of Cappello Group, Inc., a merchant banking firm based in Santa Monica,
                                     California. Prior to founding Modena Holding Corporation, he served as senior corporate executive in government and industry for more than 17 years. Most recently, he was Vice President of Public Affairs and a corporate officer of Dole
                                     Food Company, Inc. He also served in similar capacities for privately held businesses. Prior to joining Dole Food Company, Inc., Mr. Pernice served in the
                                     White House for more than seven years on the senior staff of the Bush-Quayle
                                     Administration and as a staff assistant in the Reagan-Bush Administration.

      We have an audit committee composed of Theresa Turner, Thomas J. Pernice and Larry G. Coker. The members of the Audit Committee are independent as that term is defined in section (a)15 of Rule 4200 of the NASDAQ Marketplace Rules. We consider Theresa Turner to be an audit committee financial expert. An audit committee financial expert is defined as a person who has the following attributes:

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

Recommendations by Security Holders of Nominees to the Board of Directors

      There has been no material change in the procedures by which security holders may recommend nominees to our Board of Directors, as described in the Proxy Statement we filed with the Securities and Exchange Commission on February 16, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.

      Based upon a review of Forms 4 and amendments thereto, furnished to us during the fiscal year ended March 31, 2005, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended March 31, 2005, management has determined that, during such fiscal year, no directors, officers or ten percent beneficial owners of our common stock failed to file on a timely basis with the Securities and Exchange Commission one or more required reports on Form 4 or 5 regarding transactions in our securities.

Code of Ethics

      We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. Walter G. Mize, President, United Heritage Corporation, 2 North Caddo Street, Cleburne, Texas 76033.

ITEM 10. EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                          Annual Compensation                   Compensation Awards
                                          -------------------                   -------------------
         Name and                                                              Securities underlying
    Principal Position             Year         Salary ($)      Bonus ($)           Options (#)
    ------------------             ----         ----------      ---------           -----------
Walter G. Mize                Fiscal 2005           $0              $0
Chairman of the Board,        Fiscal 2004           $0              $0                   0
President and Chief           Fiscal 2003           $0              $0              1,000,000(1)
Executive Officer

----------
(1) Option was granted on May 30, 2003 and fully vested on July 1, 2003. The exercise price is $0.50 per share. The term of the option is five years.

                      Option/SAR Grants in Last Fiscal Year
                              Individual Grants (1)

      The following table provides information with respect to the grant of stock options during the last fiscal year to our Chief Executive Officer and to the persons who acted as our Chief Financial Officer.

                   Number of        % of Total
                   Securities      Options/SARs
                   Underlying        Granted to       Exercise or
                  Options/SARs      Employees in       Base Price        Expiration
   Name             Granted         Fiscal Year          ($/Sh)             Date
   ----             -------         -----------          ------             ----
C. Dean Boyd        80,000             100%           $0.50/share       May 29, 2008

----------
(1)   Option grants were incentive stock option grants.

                          Option Exercises and Holdings

      The following table provides information with respect to the exercise of stock options during the last fiscal year and unexercised stock options held as of the end of the last fiscal year by our Chief Executive Officer and to the persons who acted as our Chief Financial Officer:

                                                                                Value of
                                                            Number of         Unexercised
                                                           Unexercised        In-the-Money
                                                            Options at         Options at
                                              Value         FY-End (#)           FY-End
                        Shares Acquired    Realized (1)    Exercisable/       Exercisable/
           Name         On Exercise (#)        ($)        Unexercisable     Unexercisable(2)
           ----         ---------------         --        -------------     ----------------
Walter G. Mize                -0-              -0-         1,000,000/0        $170,000/$0
Harold L. Gilliam             -0-              -0-        110,000/90,000    $18,700/$15,300
C. Dean Boyd                  -0-              -0-        110,000/90,000    $18,700/$15,300

----------
(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of the common stock on the date the options are exercised.
(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management

      The following table shows beneficial ownership of shares of our common stock by all five percent shareholders, current directors and current executive officers, as individuals and together as a group, at June 10, 2005.

        Name and Address of         Amount and Nature of            Percent
          Beneficial Owner           Beneficial Owner(3)         Of Class (1)
        -------------------         --------------------            -------

Walter G. Mize                        6,129,590 shares(4)             39.42%
2 North Caddo Street
Cleburne, Texas 76033-1956

Harold L. Gilliam                       298,100 shares(5)              1.92%
Gilliam, Wharram & Co., P.C.
107 Westmeadow Dr.
Cleburne, Texas 76033

Joe Martin                              131,000 shares(6)              1.34%
Cleburne Eye Clinic
110 W. Henderson
Cleburne, Texas 76033

C. Dean Boyd                            208,550 shares(7)                  (2)
1258 Clubhouse Drive
Broomfield, Colorado 80020

Theresa D. Turner                       126,500 shares(8)                  (2)
P.O. Box 1283
Winter Park, Colorado 80482

Larry G. Coker                          126,000 shares(9)                  (2)
530 Bedford Road, Suite 112
Bedford, Texas 76022

Thomas J. Pernice                       120,000 shares(10)                 (2)
847 Chautauqua Blvd.
Pacific Palisades, CA 90272

All directors and executive           7,139,740 shares                45.92%
officers as a group (6 persons)
----------
(1) Based on 15,548,310 shares of Common Stock issued and outstanding as of June 10, 2005.
(2)   Less than 1.0%.
(3) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this Annual Report, that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934.
(4) Includes 1,000,000 shares of common stock that may be acquired through the exercise of an option to purchase 1,000,000 shares granted on May 30, 2003.
(5) Includes 200,000 shares of common stock that may be acquired through the exercise of an option granted on May 30, 2003 and 62,400 shares that may be acquired upon the exercise of warrants at exercise prices of $0.75 (31,200 shares) and $1.00 (31,200 shares) per share.
(6) Includes 120,000 shares of common stock that may be acquired through the exercise of an option granted on May 30, 2003.
(7) Includes 200,000 shares of common stock that may be acquired through the exercise of an option granted on May 30, 2003.
(8) Includes 120,000 shares of common stock that may be acquired through the exercise of an option granted on May 30, 2003.
(9) Includes 120,000 shares of common stock that may be acquired through the exercise of an option granted on May 30, 2003.
(10) Includes 120,000 shares of common stock that may be acquired upon exercise of an option granted April 20, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We received a line of credit of up to $4.0 million from Almac Financial Corporation, a corporation related to Walter G. Mize, a major shareholder, our President and a director. The line of credit is secured by substantially all of our assets and those of the subsidiaries. We believe that this line of credit is on terms at least as favorable to us as we could obtain from an unrelated lender.

      During the 2005 fiscal year, we received the use of office space and equipment from Walter G. Mize without charge. Mr. Mize is under no obligation to provide the use of the office space or equipment to us.

ITEM 13. EXHIBITS

2.    Exhibits

3.1   Articles of Incorporation, as amended on December 5, 1997(1)

3.2   Bylaws(2)

10.1  Loan Agreement with Almac Financial Corporation (3)

10.2  1995 Stock Option Plan (3)

10.3  1998 Stock Option Plan (4)

10.4  2000 Stock Option Plan (5)

10.5  2002 Consultant Equity Plan (6)

10.6  Private Placement Subscription Application (3)

10.7  Common Stock Purchase Warrant (3)

10.8  Note Purchase Agreement (3)

10.9  Convertible Promissory Note (3)

10.10 Agreement and Plan of Merger between United Heritage Corporation, a Utah corporation, and Imperial Petroleum Inc., a Nevada corporation, dated as of October 14, 2004(8)

10.11 Operations Management Agreement among Imperial Petroleum Inc., UHC Petroleum Corporation and UHC New Mexico Corporation dated February 1, 2005 (9)

10.12 Settlement Agreement dated February 22, 2005 among United Heritage Corporation, Walter G. Mize and Southwest Securities Bank (11)

10.13 Reorganization Agreement among United Heritage Corporation, National Heritage Sales Corporation and Heritage Food Group.(11)

10.14 Agreement and Plan of Merger among United Heritage Corporation, National Heritage Sales Corp., Heritage Food Group and BMW Holdings, Inc.

10.15 Term Assignment between UHC Petroleum Corporation and Dominion Oklahoma Texas Exploration & Production, Inc.(10)

21    Subsidiaries of the Company (11)

23    Consent of Weaver and Tidwell, L.L.P.(11)

24    Power of Attorney (11)

31.1  Certification of Chief Executive Officer (11)

31.2  Certification of Chief Financial Officer (11)

32    Certification pursuant to Section 906 of the Sarbanes Oxley Act (10)
----------
(1) Filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated by reference herein.
(2) Filed with the Registrant's Registration Statement No. 33-43564 on Form S-1 and incorporated by reference herein.
(3)   Filed with the Registrant's Annual Report for the year ended March 31,
      2004.
(4) Incorporated by reference to the Registrant's registration statement on Form SB-2, File No. 333-115-121, filed on May 4, 2004.
(5) Incorporated by reference to the S-8 registration statement filed by the Registrant on September 30, 1998 as document number 333-64711.
(6) Incorporated by reference to the S-8 registration statement filed by the Registrant on December 6, 2000 as document number 333-51362.
(7) Incorporated by reference to the S-8 registration statement filed by the Registrant on October 25, 2002 as document number 333-100739
(8) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on October 20, 2004.
(9) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 10, 2005.
(10) Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on June 20, 2005.
(11)  Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth fees billed to us by Weaver and Tidwell, L.L.P. during the fiscal years ended March 31, 2005 and March 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. The Audit Related Fees were incurred as a result of consultations between our executive officers and Weaver and Tidwell, L.L.P. relating to the implementation of disclosure controls and procedures and the certification of same. Tax Fees were incurred for the preparation of the Company's consolidated tax return and the preparation of various state income tax returns. Fees in the 2005 fiscal year included $10,540 related to research and consultation requested by the Company regarding SB-2 filing, issues related to stock options and issues related to our oil and gas operations and $1,635 related to consultations regarding the potential sale of oil and gas properties owned by us, including various alternatives and accounting treatments.

                                    March 31, 2005       March 31, 2004
                                    --------------       --------------

(i)    Audit Fees                       $43,500             $36,000
(ii)   Audit Related Fees                 3,293             $     0
(iii)  Tax Fees                         $    --             $ 5,275
(iv)   All Other Fees                   $12,175             $ 3,963

Financial Statements                                                        Page

The following financial statements of the Company are required to be Included in Item 8 and are filed under Item 15 at the page indicated:

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheets at March 31, 2005 and 2004                      F-2

Consolidated Statements of Operations for the years ended
March 31, 2005 and 2004                                                     F-4

Consolidated Statements of Changes in Shareholders' Equity
for the years ended March 31, 2005 and 2004                                 F-5

Consolidated Statements of Cash Flows for the years ended
March 31, 2005 and 2004                                                     F-6

Notes to Consolidated Financial Statements                                  F-8

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2005                    UNITED HERITAGE CORPORATION

                                       By: /s/ Walter G. Mize
                                          -------------------------------------
                                          Walter G. Mize, Chairman of the Board,
                                          President, and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 30th day of June, 2005.

                                        SIGNATURE, TITLE


                                        /s/ Walter G. Mize
                                        ----------------------------------------
                                        Walter G. Mize
                                        Chairman of the Board and
                                        Chief Executive Officer


                                        /s/ C. Dean Boyd
                                        ----------------------------------------
                                        C. Dean Boyd
                                        Secretary, Treasurer, Chief Financial
                                        Officer (Principal Accounting Officer)
                                        and Director


                                        *
                                        ----------------------------------------
                                        Dr. Joe Martin
                                        Director


                                        *
                                        ----------------------------------------
                                        Harold L. Gilliam
                                        Director


                                        *
                                        ----------------------------------------
                                        Theresa D. Turner
                                        Director


                                        *
                                        ----------------------------------------
                                        Larry G. Coker
                                        Director


                                        *
                                        ----------------------------------------
                                        Thomas J. Pernice
                                        Director


*/s/ Walter G. Mize
-----------------------------------
Walter G. Mize, as Attorney-in-Fact
for each of the persons indicated

                           UNITED HERITAGE CORPORATION
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                                 MARCH 31, 2005

                                 C O N T E N T S

                                                                            Page



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1


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

      Consolidated Statements of Cash Flows..................................F-6

      Notes to Consolidated Financial Statements.............................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage Corporation and subsidiaries as of March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2003, the Company adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations.


/s/ Weaver and Tidwell, L.L.P.
--------------------------------
WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
June 3, 2005

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004

                                                           2005         2004
                                                       -----------   -----------
                                ASSETS

CURRENT ASSETS
    Cash                                               $     7,151   $   427,422
    Notes receivable                                        87,500            --
    Trade accounts receivable                               90,267        43,904
    Accounts receivable - affiliate                         12,908        12,908
    Inventory                                               26,207        30,075
    Prepaid expenses                                        48,374       145,964
                                                       -----------   -----------

          Total current assets                             272,407       660,273


OIL AND GAS PROPERTIES, accounted for
    using the full cost method, net of accumulated
    depletion and depreciation of $204,706 for 2005
    and $161,027 for 2004
       Proved                                           38,565,819    38,146,528
       Unproved                                            834,579       834,579
                                                       -----------   -----------

                                                        39,400,398    38,981,107


PROPERTY AND EQUIPMENT, at cost
    Equipment, furniture and fixtures                       74,244       253,039
    Vehicles                                                22,045        22,045
                                                       -----------   -----------

                                                            96,289       275,084
    Less accumulated depreciation                           85,637       203,942
                                                       -----------   -----------

                                                            10,652        71,142
                                                       -----------   -----------

TOTAL ASSETS                                           $39,683,457   $39,712,522
                                                       ===========   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004

                                                       2005            2004
                                                   ------------    ------------
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                 $         --    $  2,000,000
    Accounts payable                                    678,933         614,753
    Accrued expenses                                      5,948         227,009
    Accrued interest, related party                     490,585         327,209
                                                   ------------    ------------

          Total current liabilities                   1,175,466       3,168,971

LONG-TERM LIABILITIES
    Asset retirement obligation                         249,980         292,058
    Promissory notes payable                                 --         584,913
    Note payable, related party                       3,123,094       2,608,869
    Deferred tax liability                            8,049,925       8,049,925
                                                   ------------    ------------

          Total liabilities                          12,598,465      14,704,736

SHAREHOLDERS' EQUITY
    Preferred stock, $.001 par value,
       5,000,000 shares authorized, none issued              --              --
    Common stock, $.001 par value,
       125,000,000 shares authorized,
       issued and outstanding
       2005 - 15,548,344
       2004 - 12,113,223                                 15,549          12,114
    Additional paid-in capital                       39,466,437      36,595,463
    Accumulated deficit                             (12,391,744)    (11,578,549)
                                                   ------------    ------------

                                                     27,090,242      25,029,028

    Deferred compensation and consulting                 (5,250)        (21,242)
                                                   ------------    ------------

                                                     27,084,992      25,007,786
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 39,683,457    $ 39,712,522
                                                   ============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2005 AND 2004

                                                      2005            2004
                                                  ------------     ------------
OPERATING REVENUES
    Processed meat products                       $     55,085     $     14,009
    Oil and gas sales                                  483,151          376,307
                                                  ------------     ------------

       Total operating revenues                        538,236          390,316

OPERATING COSTS AND EXPENSES
    Processed meat products                             57,871          192,828
    Production and operating                           276,644          238,053
    Selling                                              1,257           39,867
    Depreciation and depletion                          90,741          104,785
    General and administrative                       1,154,815          996,464
                                                  ------------     ------------


       Total operating costs and expenses            1,581,328        1,571,997
                                                  ------------     ------------

       Loss from operations                         (1,043,092)      (1,181,681)

OTHER INCOME (EXPENSE)
    Interest income                                        222                7
    Gain on forgiveness of debt                      1,597,400               --
    Loss on sale of assets                             (10,873)              --
    Interest expense                                (1,371,034)        (367,647)
    Miscellaneous income                                14,182           51,446
                                                  ------------     ------------

       Income (loss) before income tax                (813,195)      (1,497,875)

INCOME TAX                                                  --               --
                                                  ------------     ------------

       Net income (loss)                          ($   813,195)    ($ 1,497,875)
                                                  ============     ============

Income (loss) per share:
    Basic                                         ($      0.06)    ($      0.13)
                                                  ============     ============

Weighted average number
    of shares outstanding
       Basic                                        14,664,070       11,145,161
                                                  ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 2005 AND 2004

                                            Common Stock               Common         Additional
                                     ---------------------------       Stock            Paid-in      Accumulated
                                         Shares        Amount        Subscribed         Capital        Deficit           Other
                                    ------------    ------------    ------------     ------------    ------------     ------------
Balance, March 31, 2003               10,462,410    $     10,463    $    444,833     $ 35,477,094    $(10,080,674)    $    (47,996)
    Stock issued, net of private
      placement costs of $1,000          498,313             498        (444,833)         443,335              --               --
    Stock issued for services            402,500             403              --          216,214              --               --
    Stock options for services
      non-employees                           --              --              --           84,570              --               --
    Stock issued from private
      placement (PIPE)                   750,000             750              --          374,250              --               --
    Deferred consulting costs                 --              --              --               --              --          (42,250)
    Realization of deferred
      consulting costs                        --              --              --               --              --           69,004
    Net loss                                  --              --              --               --      (1,497,875)              --
                                    ------------    ------------    ------------     ------------    ------------     ------------

Balance, March 31, 2004               12,113,223          12,114              --       36,595,463     (11,578,549)         (21,242)
    Stock issued for services            785,121             785              --          463,440              --               --
    Stock issued from private
      placement (PIPE)                 2,650,000           2,650              --        1,322,350              --               --
    Conversion of promissory
      notes payable                           --              --              --        1,060,000              --               --
    Stock options for services
        non-employees                         --              --              --           25,184              --               --
    Realization of deferred                   --              --
      consulting fees                         --              --              --               --              --           15,992
    Net income                                --              --              --               --        (813,195)              --
                                    ------------    ------------    ------------     ------------    ------------     ------------

Balance, March 31, 2005               15,548,344    $     15,549    $         --     $ 39,466,437    ($12,391,744)    ($     5,250)
                                    ============    ============    ============     ============    ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2005 AND 2004

                                                                 2005           2004
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  ($  813,195)   ($1,497,875)

    Adjustments to reconcile net loss
       to net cash used in operating activities:
          Depreciation, depletion and amortization                 90,741        104,785
          Loss from sale of equipment                              10,873             --
          Realization of stock options
              issued to non-employees                              25,184         84,570
          Recognition of services
             performed for stock                                  464,225        174,367
          Deferred compensation and consulting
             recognized in current year                            15,992         69,004
          Forgiveness of debt                                  (1,597,400)            --
          Beneficial conversion of promissory notes payable     1,060,000             --
          Changes in assets and liabilities:
             Accounts receivable                                  (46,363)         5,776
             Note receivable                                      (12,500)            --
             Inventory                                              3,868        140,851
             Other current assets                                  21,985         90,301
             Accounts payable and
                accrued expenses                                  191,439        273,198
                                                              -----------    -----------

                Net cash used in operating activities            (585,151)      (555,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                44,491             --
    Additions to oil and gas properties                          (426,053)       (76,746)
    Additions to equipment                                         (7,870)            --
                                                              -----------    -----------

                Net cash used in investing activities            (389,432)       (76,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                    1,536,100         83,500
    Proceeds from promissory notes                                740,087        584,913
    Proceeds from issuance of common stock                             --        375,000
    Payments on note payable, related party                    (1,021,875)            --
    Payments on line of credit                                   (700,000)            --
    Payments on private placement                                      --         (1,000)
                                                              -----------    -----------

                Net cash provided by financing activities         554,312      1,042,413
                                                              -----------    -----------

                Net increase (decrease) in cash                  (420,271)       410,644

Cash, beginning of year                                           427,422         16,778
                                                              -----------    -----------

Cash, end of year                                             $     7,151    $   427,422
                                                              ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

               UNITED HERITAGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2005 AND 2004
                                (continued)

                                                          2005         2004
                                                       -----------   -----------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
    Cash paid during the year for:
       Interest                                        $    68,000   $    23,706
                                                       ===========   ===========

       Taxes                                           $        --   $        --
                                                       ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

    Common stock issued in exchange
       for future consulting services                  $        --   $    42,250
                                                       ===========   ===========


    Common stock issued
       in exchange for services                        $   464,225   $   174,367
                                                       ===========   ===========

    Common stock issued from private placement(PIPE)   $     2,650   $       750
                                                       ===========   ===========

    Common stock issued pursuant to contingent
       provisions of a private placement in 2001       $        --   $       498
                                                       ===========   ===========

    Forgiveness of debt                                $ 1,300,000   $        --
                                                       ===========   ===========

    Sale of assets in exchange for note receivable     $    75,000   $        --
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

      Nature of Operations

            United Heritage Corporation owns various oil and gas properties located in Texas and New Mexico. The Company began production of the Texas properties during the year ended March 31, 2000 and began production of its New Mexico properties during the year ended March 31, 2003. The Company continues to explore and develop its oil and gas properties. The Company also distributed meat products in the United States of America.

      Revenue

            Oil and gas production revenues are recognized at the point of sale. Revenue from the sale of meat products is recognized when products are delivered to customers.

      Inventory

            Inventory consists of oil in tanks and meat purchased for resale, both of which are valued at the lower of cost (first-in, first-out) or market.

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

            The Company is currently participating in oil and gas exploration and development activities in New Mexico. As of March 31, the following associated property costs have been excluded in computing amortization of the full cost pool:

                                                            2005         2004
                                                         ----------   ----------
            Acquisition costs                            $  834,579   $  834,579
            Exploration costs                                    --           --
            Capitalized interest                                 --           --
                                                         ----------   ----------
                                                         $  834,579   $  834,579
                                                         ==========   ==========

            The Company will begin to amortize the remaining acquisition costs when the project evaluation is complete, which is currently estimated to be during the fiscal year ending March 31, 2006.

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

            Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

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

      Advertising

            The Company expenses all advertising costs as incurred. No advertising cost was incurred for the year ended March 31, 2005. Expense for the year ended March 31, 2004 was $36,803.

      Use of Estimates

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including reserves and asset retirement obligation, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of oil and gas reserves are inherently imprecise and may change materially in the near term.

      Financial Instruments

            Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable. Recorded values of cash, receivables and payables approximate fair values due to short maturities of the instruments.

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

            Using the above assumptions, the fair value of the options granted in the year ended March 31, 2004 on a pro forma basis would result in additional compensation expense of $60,678 and $315,086 for the years ended March 31, 2005 and 2004, respectively. As such, pro forma net loss per share would be as follows for the years ended March 31:

                                                        2005            2004
                                                     -----------    -----------
            Net loss as reported                     ($  813,195)   ($1,497,875)
            Additional compensation                       60,678        315,086
                                                     -----------    -----------
            Pro forma net loss                       ($  873,873)   ($1,812,961)
                                                     ===========    ===========

            Loss per share as reported               ($     0.06)   ($     0.13)
                                                     ===========    ===========
            Pro forma loss per share                 ($     0.06)   ($     0.16)
                                                     ===========    ===========

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

      A reconciliation of the changes in the estimated asset retirement obligation from the amount recorded upon adoption of SFAS No. 143 on April 1, 2003 through March 31, 2005 is as follows:

                                                           2005         2004
                                                       -----------  -----------

           Beginning asset retirement obligation       $   292,058  $   294,839
           Additional liability incurred                        --           --
           Change in estimates                             (56,228)          --
           Accretion expense                                14,150       16,530
           Asset retirement cost incurred                       --      (19,311)
                                                       -----------  -----------

           Ending asset retirement obligation          $   249,980  $   292,058
                                                       ===========  ===========

      During the years ended March 31, 2005 and 2004, accretion expense was recognized and included in the $90,741 and $104,785 of depreciation and depletion reported in the consolidated statement of operations for the years ended March 31, 2005 and 2004, respectively. Asset retirement obligations at March 31, 2005 are $249,980, of which none has been classified as current.

NOTE 3. BASIS OF PRESENTATION

      The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has a working capital deficit. In addition, sales of meat products have been declining and no meat products have been sold since December 2004. The appropriateness of using the going concern basis is dependent upon the Company's ability to retain existing financing and to achieve profitable operations. These conditions raise doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Management of the Company is exploring methods of financing operations including additional borrowing from a related party financing company, potential joint venture partners and selling portions or all of certain properties and/or subsidiary companies. In addition, as disclosed in Note 8, the Company increased its borrowing capacity with a related party financing company to $4,000,000 during the year ended March 31, 2005 and has extended the line of credit maturity date to August 2006. The Company expects that these actions will allow it to continue and eventually achieve its business plan.

NOTE 4. CONCENTRATIONS OF CREDIT RISK

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash equivalents and trade receivables. During the years ended March 31, 2005 and 2004, the Company maintained money market accounts with a bank, which at times exceeded federally insured limits. Cash equivalents held in money market accounts at March 31, 2004 were $110,039.

      Concentrations of credit risk with respect to trade receivables consist principally of oil and gas customers and a food industry customer operating within the United States.

      At March 31, 2005, receivables from an oil and gas customer and a food industry customer comprised 57% and 25%, respectively, of the trade receivable balance. Receivables from an oil and gas customer and a food industry customer at March 31, 2004 comprised 86% and 12%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible based on managements review of customer accounts, historical experience and other pertinent factors.

NOTE 5. INVENTORY

      Inventory consists of the following:

                                                         2005           2004
                                                     ------------   ------------
        Meat held for resale                         $     10,368   $     13,258
        Oil in tanks                                       15,839         16,817
                                                     ------------   ------------

                                                     $     26,207   $     30,075
                                                     ============   ============

NOTE 6. OIL AND GAS PROPERTIES AND OPERATIONS

      Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31 are as follows:

                                                         2005           2004
                                                     ------------   ------------
        Capitalized costs of oil and gas properties:
                 Proved                              $ 38,770,525   $ 38,307,555
                 Unproved                                 834,579        834,579
                                                     ------------   ------------

                                                       39,605,104     39,142,134
        Less accumulated depletion,
                 depreciation, and amortization           204,706        161,027
                                                     ------------   ------------

                                                     $ 39,400,398   $ 38,981,107
                                                     ============   ============

      Costs incurred in oil and gas producing activities were as follows:

                                                         2005           2004
                                                     ------------   ------------
        Property acquisitions
            Unproved                                 $         --   $         --
        Exploration                                            --             --
        Development                                       434,960         70,746
                                                     ------------   ------------

                                                     $    434,960   $     70,746
                                                     ============   ============

      Results of operations of oil and gas producing activities for the years ended March 31 are as follows:

                                                        2005           2004
                                                    ------------   ------------
       Revenues from oil and gas producing
         activities:
            Sales to unaffiliated parties           $    483,151   $    376,307
       Expenses
            Production and operating                     276,644        238,053
            General and administrative                   233,568        196,069
            Depreciation and depletion                    57,829         62,645
                                                    ------------   ------------

                Total expenses                           568,041        496,767
                                                    ------------   ------------

            Pretax income (loss) from producing
              activities                                 (84,890)      (120,460)
            Income tax expense                                --             --
                                                    ------------   ------------

        Results of oil and gas producing activities
             (excluding corporate overhead and
                  interest costs)                   ($    84,890)  ($   120,460)
                                                    ============   ============

NOTE 7. CANCELLATION OF CURRENT LIABILITY AND SETTLEMENT OF LITIGATION

      In April 2002, the Company obtained a $2,000,000 revolving line of credit from a banking institution. At March 31, 2003 the Company had drawn $2,000,000 against the credit facility. The credit line matured on April 25, 2003.

      On February 21, 2005, the Company, entered into a settlement agreement with Southwest Securities Bank (formerly First Savings Bank FSB) to settle the legal action titled United Heritage Corporation and Walter G. Mize, Plaintiff, v. First Savings Bank, FSB, a Federal Savings Bank, Defendant, filed as Case No. C200300135 in the 249th Judicial District Johnson County, Texas. Southwest Securities Bank accepted $700,000 as payment in full of the $2,000,000 line of credit and released the Company from any and all further liability related to the loan.

      During negotiation of the settlement, the Company issued a certificate for 1,333,333 shares of its common stock to Southwest Securities Bank, in anticipation of settling the legal action on other terms. The certificate was not delivered to Southwest Securities Bank inasmuch as the legal action was settled with the above payment. The certificate has been cancelled.

NOTE 8. NOTE PAYABLE, RELATED PARTY

      The Company has a $4,000,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due August 17, 2006, from ALMAC Financial Corporation, a corporation owned by a major shareholder. At March 31, 2005 and 2004 the Company had drawn $3,123,094 and $2,608,869, respectively, under the line of credit. At March 31, 2005 and 2004 the accrued interest related to this line of credit agreement was $490,585 and $327,209, respectively. Interest cost for the years ended March 31, 2005 and 2004 was $231,376 and $262,146, respectively.

NOTE 9. PROMISSORY NOTES PAYABLE

      During the years ended March 31, 2005 and March 31, 2004, the Company raised $740,087 and $584,913, respectively, from the issuance of promissory notes payable to accredited investors.

      During April 2004, the Company's shareholders approved conversion features related to the notes. The note holders have the right to convert the outstanding principal amount into two shares of common stock for each dollar of principal. Additionally, upon conversion, debt holders will receive a warrant to purchase two shares of common stock for every share of common stock converted, such warrant providing for exercise prices of $0.75 per share for half of the shares underlying the warrant and $1.00 per share for the remaining shares.

      During June 2004, the promissory notes were converted into an aggregate of 2,650,000 shares of common stock and the related warrants were issued.

NOTE 10. BUSINESS SEGMENTS AND MAJOR CUSTOMERS

      At March 31, 2005 and 2004, the Company operates in two business segments, oil and gas producing activities and the sale of processed meat products. Factors used by management in determining reportable segments are by business area. Revenue recognition and other accounting policies by segment are consistent with those for the consolidated entity disclosed in
      Note 1.

      SEGMENT INFORMATION:

                                                    2005                                            2004
                                --------------------------------------------    --------------------------------------------
                                 Oil and Gas        Meat           Total        Oil and Gas         Meat           Total
                                ------------    ------------    ------------    ------------    ------------    ------------
      Revenues from
        external customers      $    483,151    $     55,085    $    538,236    $    376,307    $     14,009    $    390,316
      Interest revenue                    --              --              --              --              --              --
      Depletion, depreciation
        and amortization              57,829          27,931          85,760          62,645          37,330          99,975
      Segment profit (loss)          (42,008)       (211,968)       (253,976)       (120,460)       (387,559)       (508,019)
      Segment assets              39,469,394         137,973      39,607,367      39,051,914         188,162      39,240,076
      Expenditures for
        segment assets               434,960              --         434,960          70,746              --          70,746

      RECONCILIATIONS:
      REVENUES                                                      2005                                            2004
                                                                ------------                                    ------------
      Total revenues for
        reportable segments                                     $    538,236                                    $    390,316
      Other revenues                                                      --                                              --
                                                                ------------                                    ------------

      Total consolidated revenues                               $    538,236                                    $    390,316
                                                                ============                                    ============

      PROFIT OR LOSS
      Total profit (loss) for
        reportable segments                                     ($   253,976)                                   ($   508,019)
      Other profit or loss                                          (559,219)                                       (989,856)
                                                                ------------                                    ------------
      Income (loss) before income
        taxes                                                   ($   813,195)                                  ($  1,497,875)
                                                                ============                                    ============

      ASSETS
      Total assets for
        reportable segments                                     $ 39,607,367                                    $ 39,240,076
      Other assets                                                    76,090                                         472,446
                                                                ------------                                    ------------

      Consolidated total                                        $ 39,683,457                                    $ 39,712,522
                                                                ============                                    ============

      OTHER SIGNIFICANT ITEMS:

                                                    2005                                            2004
                                --------------------------------------------    --------------------------------------------
                                   Segment      Consolidated                      Segment      Consolidated
                                   Totals        Adjustments       Totals          Totals       Adjustments        Totals
                                ------------    ------------    ------------    ------------    ------------    ------------
      Interest revenue          $         --   $        222   $        222   $         --   $          7   $          7
      Interest expense                    --      1,371,034      1,371,034             --        367,647        367,647
      Expenditures for assets        434,960             --        434,960         70,746             --         70,746
      Depletion, depreciation
        and amortization              85,760          4,981         90,741         99,975          4,810        104,785

      Adjustments to reconcile total segment interest revenue and expense, and depreciation and amortization to consolidated totals are attributed to corporate headquarters, which is not included in segment information.

      The Company recorded meat sales to the following major customers for the years ended March 31:

                                     2005                        2004
                           ------------------------  ---------------------------
                             Amount        Percent        Amount        Percent
                           ----------    ----------    ----------    ----------
            Customer A     $   19,657          35.7%   $       --            --
            Customer B         31,117          56.5%        8,214          58.6%
                           ----------    ----------    ----------    ----------

                           $   50,774          92.2%   $    8,214          58.6%
                           ==========    ==========    ==========    ==========

      The Company recorded oil and gas sales to the following major customers for the years ended March 31:

                                     2005                        2004
                           ------------------------  ---------------------------
                             Amount        Percent        Amount        Percent
                           ----------    ----------    ----------    ----------

            Customer A     $  235,525          49.0%   $  182,535          48.5%
            Customer B        247,626          51.0%      193,772          51.5%
                           ----------    ----------    ----------    ----------

                           $  483,151         100.0%   $  376,307         100.0%
                           ==========    ==========    ==========    ==========

NOTE 11. MERGER AGREEMENT

      On October 14, 2004 the Company, entered into an Agreement and Plan of Merger with Imperial Petroleum, Inc. (Imperial). The Company will create a new subsidiary that will merge into Imperial. Imperial will survive the merger and become a wholly-owned subsidiary of the Company. Each holder of Imperial Petroleum, Inc. common stock will receive one share of the Company's common stock, for every three shares of Imperial. The merger is subject to the approval of the Company's shareholders, Imperial's shareholders, Imperial's lenders, and a registration statement on Form S-4 being filed and declared effective by the Securities and Exchange Commission.

      Holders of warrants to purchase Imperial common stock will be asked to relinquish the warrants in exchange for shares of the Company's common stock. The number of shares granted to each warrant holder who agrees to relinquish his warrant shall be computed by multiplying the number of shares subject to the warrant by the amount by which the "Per Share Amount Value" (designated as $0.25) exceeds the exercise price per share of the shares subject to the warrant, divided by $0.75. Warrant holders who decline to relinquish their warrants will receive, upon exercise of the warrant, one share of the Company's common stock for every three shares of Imperial Petroleum, Inc. common stock represented by the warrants. No fractional shares of the Company's common stock will be issued as a result of the share exchange.

      On July 14, 2004, the Company filed a Form 8-K disclosing the terms of the letter of intent signed by Imperial and the Company. The Form 8-K indicated that Jeffrey T. Wilson intended to purchase 13,188,834 shares of the Company's common stock at a price of $0.75 per share. Mr. Wilson has informed the Company that he is unable to proceed with the stock purchase agreement.

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

NOTE 12. STOCK OPTION PLANS

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

      On May 30, 2003 the Company granted 3,155,000 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $0.50 per share.

      The following schedule summarizes pertinent information with regard to the 2000 Plan for the years ended March 31:

                                                 2005                          2004
                                     ---------------------------   ---------------------------
                                                       Weighted                    Weighted
                                                       Average                      Average
                                         Shares       Exercise         Shares       Exercise
                                      Outstanding        Price      Outstanding       Price
                                     ------------   ------------   ------------   ------------
                 Beginning of year      3,155,000   $       0.50             --   $         --
                 Granted                       --             --      3,155,000           0.50
                 Exercised                     --             --             --             --
                 Forfeited                     --             --             --             --
                 Expired                       --             --             --             --
                                     ------------   ------------   ------------   ------------

                 End of year            3,155,000   $       0.50    3,155,000 $           0.50
                                     ============   ============   ============   ============

                 Exercisable            2,400,000   $       0.50    1,745,000 $           0.50
                                     ============   ============   ============   ============

            Weighted average
                 fair value of
                 options granted                     $        .16                 $       0.16
                                                     ============                 ============

      Options granted to non-employees under the above three plans resulted in compensation expense of $25,184 and $84,570 for the years ended March 31, 2005 and 2004, respectively.

NOTE 13. STOCK WARRANTS

      The Company entered into a stock warrant agreement effective November 1, 2001. Pursuant to the agreement, the Company issued 150,000 warrants to purchase common stock as consideration for consulting services to be performed. Warrants issued under the agreement must be exercised within three years after the date of grant. All warrants expired during the year ended March 31, 2005.

      The Company entered into a stock warrant agreement effective January 12, 2004. Pursuant to the agreement, the Company issued 1,500,000 warrants to purchase common stock in connection with a private placement. Warrants issued under the agreement must be exercised by March 15, 2007.

      The Company entered into a stock warrant agreement effective April 2004 in connection with the convertible promissory notes more fully described in
      Note 8. Pursuant to the agreement, the Company issued 5,300,000 warrants to purchase common stock. Warrants issued under the agreement must be exercised by March 15, 2007.

      The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31:

                                               2005                          2004
                                   ---------------------------   ---------------------------
                                                     Weighted                    Weighted
                                                     Average                      Average
                                       Shares       Exercise         Shares       Exercise
                                    Outstanding        Price      Outstanding       Price
                                   ------------   ------------   ------------   ------------

            Beginning of year         1,650,000   $       0.94        150,000              $
                                                                                        1.50
                 Granted              5,300,000           0.88      1,500,000           0.88
                 Exercised                   --             --             --             --
                 Forfeited                   --             --             --             --
                 Expired                150,000           1.50             --             --
                                   ------------   ------------   ------------   ------------

            End of year               6,800,000   $       0.88      1,650,000   $       0.94
                                   ============   ============   ============   ============

            Exercisable               6,800,000   $       0.88      1,650,000   $       0.94
                                   ============   ============   ============   ============

            Weighted average
                 fair value of
                 warrants issued                  $         --                  $         --
                                                  ============                  ============

      Half of the 5,300,000 and 1,500,000 warrants issued during fiscal years 2005 and 2004 are exercisable at $0.75 and $1.00, respectively, and have a remaining contractual life of 2 years.

      During the years ended March 31, 2005 and 2004, the Company did not record any expenses for services rendered related to warrants issued under the agreements.

NOTE 14. INCOME TAXES

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

      The Company federal tax provision consists of the following:

                                                         2005           2004
                                                     -----------    -----------

            Current                                  $    83,913 $        --
            Benefits of operating loss carryforwards     (83,913)
            Deferred                                          --          --
                                                     -----------    -----------

                                                     $        --    $       --
                                                     ===========    ===========

     At March 31, the deferred tax asset and liability balances are as follows:

                                                         2005           2004
                                                     -----------    -----------
            Deferred tax asset
                 Net operating loss                    3,099,000      3,183,657
                                                     -----------    -----------

                                                       3,099,000      3,183,657
            Deferred tax liability oil and gas
              properties                               8,049,925      8,049,925
                                                     -----------    -----------

            Net deferred tax liability                (4,950,925)    (4,866,268)
            Valuation allowance                       (3,099,000)    (3,183,657)
                                                     -----------    -----------

            Deferred tax liability                   ($8,049,925)   ($8,049,925)
                                                     ===========    ===========

      The net change in the valuation allowance for 2005 was a decrease of $84,657 and 2004 had an increase of $505,467. The deferred tax asset is due to the net operating loss carryover. The deferred tax liability results from difference in the basis of oil and gas properties for tax and financial reporting purposes.

      The Company has a net operating loss carryover of approximately $9,115,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2012 and 2023, if not previously utilized.

NOTE 15. STOCK BONUS PLAN

      The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The administration of the plan is done by the Company's stock option committee. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2005, 27,800 shares had been issued in accordance with the plan.

NOTE 16. SALE OF ASSETS

      On January 27, 2005 Heritage Food Group, a wholly-owned subsidiary of the Company, was merged with BMW Holdings, Inc.(BMW), an unrelated third party. This transaction was completed under the terms of a Reorganization Agreement and an Agreement and Plan of Merger pursuant to which the Company transferred certain assets of National Heritage Sales Corporation, another of its wholly-owned subsidiaries, to Heritage Food Group. The assets included "Heritage Lifestyle" trademarks, point of sale material and goodwill. As consideration for the sale, BMW issued to United Heritage Corporation a promissory note for $75,000, payable in 12 equal monthly installments. BMW also paid the legal fees incurred by the parties in connection with the transaction. As a result of the sale, the Company recorded a loss of approximately $22,000.

NOTE 17. CONTINGENCIES

      The Company is the plaintiff in a lawsuit in which it filed an action to recover money it alleged was wrongfully converted by the defendant, for breach of contract and for indemnification relating to an employment agreement.

      This matter is in the discovery stage. Because of the incomplete status of discovery and the uncertainties of litigation, an evaluation of the likelihood of a favorable or unfavorable outcome or an estimate of loss, if any, cannot be made.

NOTE 18. 2002 CONSULTANT EQUITY PLAN

      In August 2002, the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. Pursuant to the Plan, 923,621 shares have been issued as of March 31, 2005.

NOTE 19. SUBSEQUENT EVENT

      During June 2005, the Company entered into an agreement with a subsidiary of Dominion Resources, Inc. (Dominion) whereby the Company assigned the rights below 2000 feet to Dominion on 7,840 acres out of it's 10,502 acre leasehold in Edwards County, Texas.

      The Company received, as consideration for the agreement, cash, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner on a "well by well" basis.

NOTE 20. RECLASSIFICATION

      During the year ended March 31, 2005, the Company determined that a prior acquisition of properties had been recorded as an asset net of the deferred tax liability. It was determined that those assets should have been shown separately from the deferred tax liability.

      The affect of the reclassification was an increase to the full cost pool and an increase in the deferred tax liability of $8,049,925, respectively.

NOTE 21. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

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

                                                                Oil (Bbls)     Gas (Mcf)
                                                              ------------   ------------
            March 31, 2003                                      27,680,411      1,673,889
                 Extensions, additions and discoveries                  --             --
                 Revisions of previous estimates                   (79,671)       (37,317)
                 Production                                         (8,725)      (129,062)
                                                              ------------   ------------

            March 31, 2004                                      27,592,015      1,507,510
                 Extensions, additions and discoveries                  --             --
                 Revisions of previous estimates                 7,641,035      6,213,800
                 Production                                         (7,450)      (118,751)
                                                              ------------   ------------

            March 31, 2005                                      35,225,600      7,602,559
                                                              ============   ============

      Proved Developed Reserves

            March 31, 2004                                       6,702,230      1,507,510
                                                              ============   ============

            March 31, 2005                                       5,629,000      2,538,000
                                                              ============   ============

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

NOTE 21. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) - continued

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

      Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

                                                       March 31, 2005    March 31, 2004
                                                      ---------------    ---------------
            Future cash inflows                       $ 1,482,350,000    $   714,797,000
                Future costs:
                Production                               (670,727,000)      (243,300,000)
                Development                               (26,179,000)       (11,434,000)
                                                      ---------------    ---------------

            Future net cash flows before income tax       785,444,000        460,063,000
            Future income tax                            (274,906,000)      (154,050,000)
                                                      ---------------    ---------------

            Future net cash flows                         510,538,000        306,013,000
            10% annual discount                          (343,103,000)      (174,126,000)
                                                      ---------------    ---------------

            Standardized measure of
            discounted future net cash flows          $   167,435,000    $   131,887,000
                                                      ===============    ===============

      Changes in Standardized Measure of
      Discounted Future Net Cash Flows

                                                      March 31, 2005     March 31, 2004
                                                      ---------------    ---------------
            Sales of oil and gas
                net of production costs               ($      206,500)   ($      138,000)
            Net changes in prices
                and production and development
                costs                                      72,337,000         60,528,000
            Extensions, additions
                and discoveries                                    --                 --
            Revision of quantity
                estimates and timing                       83,170,000        (13,206,000)
            Accretion of discount                          19,980,000          9,520,000
            Net change in income taxes                    (49,084,000)       (20,024,000)
            Other                                         (90,648,500)             4,000
                                                      ---------------    ---------------

            Net increase                              $    35,548,000    $    36,684,000
                                                      ===============    ===============