Form 10KSB/A
period 2005-03-31
UNITED HERITAGE CORP
filed 2005-07-08
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                EXPLANATORY NOTE

      United Heritage Corporation hereby amends its Annual Report on Form 10-KSB for the year ended March 31, 2005 that was filed with the Securities and Exchange Commission on July 1, 2005.

      The purpose of this amendment is to correct the table appearing at page 4, which incorrectly stated the estimate of oil reserves at March 31, 2005 as 39,225,600 barrels instead of 35,225,600 barrels. With this amendment, the table on page 4 disclosing the estimates of oil and gas reserves at March 31, 2005 is deleted in its entirety and is replaced with the table below:

            The following table illustrates estimates of the oil and gas reserves at March 31, 2005:

                                                        Oil (BBLs)         Gas (MCF)
            Proved Reserves
            March 31, 2003                              27,680,411         1,673,889
            Extensions, additions and discoveries               --                --
            Revisions of previous estimates                (79,671)          (37,317)
            Production                                      (8,725)         (129,062)
                                                       -----------       -----------
            March 31, 2004                              27,592,015         1,507,510
            Extensions, additions and discoveries               --                --
            Revisions of previous estimates              7,641,035         6,213,800
            Production                                      (7,450)         (118,751)
                                                       -----------       -----------
            March 31, 2005                              35,225,600         7,602,559
                                                       ===========       ===========
            Proved Developed Reserves
            March 31, 2004                               6,702,230         1,507,510
            March 31, 2005                               5,629,000         2,538,000

      This amendment also revises the Summary Compensation Table on page 23 to include option grants made to Harold Gilliam and C. Dean Boyd, the Company's Chief Financial Officers, during the fiscal years ended March 31, 2003 and March 31, 2005, respectively. With this amendment, the Summary Compensation Table is deleted in its entirety and the following appears in its place.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term
                                                 Annual Compensation                  Compensation Awards
               Name and                          -------------------                 Securities underlying
          Principal Position            Year          Salary ($)      Bonus ($)           Options (#)
          ------------------            ----          ----------      ---------           -----------
      Walter G. Mize                Fiscal 2005           $0              $0
      Chairman of the Board,        Fiscal 2004           $0              $0                   0
      President and Chief           Fiscal 2003           $0              $0              1,000,000(1)
      Executive Officer                                                                        0

      Harold Gilliam                Fiscal 2005            0              0                    0
      CFO, Secretary and            Fiscal 2004            0              0                    0
      Treasurer                     Fiscal 2003            0              0                200,000(2)

      C. Dean Boyd                  Fiscal 2005            0              0                80,000(3)
      CFO, Secretary and            Fiscal 2004            0              0                    0
      Treasurer                     Fiscal 2003            0              0                    0

(1) This option was granted on May 30, 2003 and fully vested on July 1, 2003. The exercise price is $0.50 per share. The term of the option is five years.
(2) This option was granted on May 30, 2003 and was fully vested on July 1, 2005. The exercise price is $0.50 per share. The term of the option is five years.
(3) This option was granted on April 20, 2004 and was fully vested on that date. The exercise price is $0.50 per share. The term of the option is five years.

      This amendment also includes Exhibit 23, the consent of Weaver and Tidwell, L.L.P., independent registered public accounting firm. This exhibit was inadvertently left out of the original filing.

ITEM 13. EXHIBITS

      Exhibits

    23     Consent of Weaver and Tidwell, L.L.P.

    24     Power of Attorney

    31.1   Certification of Chief Executive Officer

    31.2   Certification of Chief Financial Officer

    32     Certification pursuant to Section 906 of the Sarbanes Oxley Act

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 7, 2005              UNITED HERITAGE CORPORATION


                                By: /s/ Walter G. Mize
                                    --------------------------------------------
                                    Walter G. Mize, Chairman of the Board,
                                    President, and Chief Executive Officer


                                By: /s/ C. Dean Boyd
                                    --------------------------------------------
                                    C. Dean Boyd, Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 7th day of July 2005.

                                SIGNATURE, TITLE


                                /s/ Walter G. Mize
                                ------------------------------------------------
                                Walter G. Mize
                                Chairman of the Board and
                                Chief Executive Officer


                                /s/ C. Dean Boyd
                                ------------------------------------------------
                                C. Dean Boyd
                                Secretary, Treasurer, Chief Financial Officer (Principal Accounting Officer) and Director


                                *
                                ------------------------------------------------
                                Dr. Joe Martin
                                Director


                                *
                                ------------------------------------------------
                                Harold L. Gilliam
                                Director


                                *
                                ------------------------------------------------
                                Theresa D. Turner
                                Director


                                *
                                ------------------------------------------------
                                Larry G. Coker
                                Director


                                *
                                ------------------------------------------------
                                Thomas J. Pernice
                                Director


/s/ Walter G. Mize
----------------------------------------
Walter G. Mize, as Attorney-in-Fact
for each of the persons indicated