Form 10QSB
period 2005-06-30
UNITED HERITAGE CORP
filed 2005-08-15
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005; or

[   ]          Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

The number of shares of common stock, $0.001 par value, outstanding at August 2, 2005, was 15,963,010 shares.

Transitional Small Business Format
(Check one)    yes[   ]   no[ x ]

                    UNITED HERITAGE CORPORATION--FORM 10-QSB
                                    CONTENTS

Part I - Financial Information                                                        Page Number
           Item 1 - Financial Statements

                  Consolidated Condensed Balance Sheets
                  at June 30, 2005 (unaudited) and March 31, 2005 (audited)               2-3

                  Consolidated Condensed Statements of Income (unaudited)
                  for the three months ended June 30, 2005
                  and June 30, 2004                                                         4

                  Consolidated Condensed Statements of Cash Flows (unaudited)
                  for the three months ended June 30, 2005 and
                  June 30, 2004                                                             5

                  Notes to Consolidated Condensed Financial Statements                   6-13

           Forward-Looking Statements                                                      14

           Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                      15-21

           Item 3 - Controls and Procedures                                                21

Part II  - Other Information

           Item 1 - Legal Proceedings                                                      21

           Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds            21

           Item 3 - Defaults upon Senior Securities                                        21

           Item 4 - Submission of Matters to a Vote of Security Holders                    21

           Item 5 - Other Information                                                      21

           Item 6 - Exhibits                                                               22

Signatures                                                                                 23

Officer Certificates                                                                    24-26

Part I, Item 1.  Financial Statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   June 30,         March 31,
                                                                                     2005              2005
                                                                                 ------------      ------------
                                                                                 (UNAUDITED)
ASSETS

CURRENT ASSETS
         Cash                                                                    $    486,575      $      7,151
         Notes Receivable                                                              87,500            87,500
         Trade accounts receivable                                                     56,334            90,267
         Accounts receivable - affiliate                                               13,548            12,908
         Inventory                                                                     18,838            26,207
         Prepaid expenses                                                              34,595            48,374
                                                                                 ------------      ------------
                  Total Current Assets                                                697,390           272,407
                                                                                 ------------      ------------

OIL AND GAS PROPERTIES, accounted for Using the full cost method, net of accumulated Depletion and depreciation of $214,937 At June 30, 2005 and $204,706 at March 31, 2005
                  Proved                                                           37,948,480        38,565,819
                  Unproved                                                            834,579           834,579
                                                                                 ------------      ------------
                                                                                   38,783,059        39,400,398
                                                                                 ------------      ------------

PROPERTY AND EQUIPMENT, at cost
         Equipment, furniture and fixtures                                             74,244            74,244
         Vehicles                                                                      22,045            22,045
                                                                                 ------------      ------------
                                                                                       96,289            96,289
         Less accumulated depreciation                                                (87,141)          (85,637)
                                                                                 ------------      ------------
                                                                                        9,148            10,652
                                                                                 ------------      ------------
TOTAL ASSETS                                                                     $ 39,489,597      $ 39,683,457
                                                                                 ============      ============


See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    June 30,          March 31,
                                                      2005              2005
                                                  ------------      ------------
                                                  (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                         $    583,307      $    678,933
         Accrued interest, related party               542,374           490,585
         Accrued expenses                                5,623             5,948
                                                  ------------      ------------
                  Total Current Liabilities          1,131,304         1,175,466
                                                  ============      ============


LONG-TERM LIABILITIES
         Asset Retirement Obligation                   249,980           249,980
         Deferred tax liability                      8,049,925         8,049,925
         Note payable, related party                 2,946,197         3,123,094
                                                  ------------      ------------

                  Total Liabilities                 12,377,406        12,598,465
                                                  ------------      ------------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value,
         125,000,000 shares authorized;
         Issued and outstanding:
              June 30, 2005 - 15,812,344
              March 31, 2005 - 15,548,344               15,813            15,549
         Additional paid-in capital                 39,707,135        39,466,437
         Accumulated deficit                       (12,610,757)      (12,391,744)
                                                  ------------      ------------
                                                    27,112,191        27,090,242
         Deferred compensation and consulting               --            (5,250)
                                                  ------------      ------------
                  Total Shareholders' Equity        27,112,191        27,084,992
                                                  ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 39,489,597      $ 39,683,457
                                                  ============      ============


See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            June 30,
                                                 ------------------------------
                                                     2005              2004
                                                 ------------      ------------
OPERATING REVENUES
     Processed Meat Products                     $      1,890      $     51,296
     Oil and gas sales                                125,193           110,414
                                                 ------------      ------------
TOTAL OPERATING REVENUES                              127,083           161,710
                                                 ------------      ------------
OPERATING COSTS AND EXPENSES
     Processed meat products                            2,375            48,946
     Production and operating                          84,736            77,180
     Selling                                               --             1,007
     Depreciation and depletion                        11,734            20,966
     General and administrative                       172,630           497,450
                                                 ------------      ------------
TOTAL OPERATING COSTS AND EXPENSES                    271,475           645,549
                                                 ------------      ------------

LOSS from Operations                                 (144,392)         (483,839)

OTHER INCOME (EXPENSE)
     Miscellaneous income                               4,295             4,008
     Interest expense                                 (78,916)          (79,912)
                                                 ------------      ------------
NET LOSS                                         $   (219,013)     $   (559,743)
                                                 ============      ============
    Loss per share (basic)                           $  ( .01)     $      (0.04)
                                                 ============      ============
Weighted average number of shares (basic)          15,559,487        12,678,278
                                                 ============      ============


See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                June 30,
                                                       ------------------------
                                                          2005           2004
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $(219,013)     $(559,743)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                          11,734         20,966
      Recognition of services performed for stock             --        195,000
      Deferred compensation and consulting                 5,250          8,001
      Stock options issued for services                    4,462         11,798
      Changes in assets and liabilities:
         Accounts receivable                              33,293        (55,873)
         Inventory                                         7,369          3,810
         Other current assets                             13,779          5,453
         Accounts payable and accrued expenses           (44,162)       111,012
                                                       ---------      ---------
   Net cash used in operating activities                (187,288)      (259,576)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of lease rights                 625,000             --
      Additions to oil and gas properties                (17,891)      (328,470)
      Additions to equipment                                  --         (2,998)
                                                       ---------      ---------
   Net cash provided by (used in) investing
   activities                                            607,109       (331,468)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                                --        740,087
      Proceeds from borrowings, related party             80,905
      Payments on note payable, related party           (257,802)      (521,875)
      Proceeds from issuance of common stock upon             --             --
          exercise of warrants                           236,500             --
                                                       ---------      ---------
   Net cash provided by financing activities              59,603        218,212
                                                       ---------      ---------

 Increase (Decrease) in cash and cash equivalents        479,424       (372,832)

Cash at beginning of period                                7,151        427,422
                                                       ---------      ---------
    CASH AT END OF PERIOD                              $ 486,575      $  54,590
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2005.

NOTE 2 - INVENTORY

Inventory consists of the following:

                                                   June 30,            March 31,
                                                     2005                2005
                                                   --------            ---------
Meat held for resale                                $ 7,992             $10,368
Oil in tanks                                         10,846              15,839
                                                    -------             -------
                                                    $18,838             $26,207
                                                    =======             =======

NOTE 3 - OIL AND GAS PROPERTIES

Capitalized costs related to oil and gas producing activities and related accumulated depletion; depreciation and amortization are as follows:

                                                     June 30,            March 31,
                                                       2005                2005
                                                   ------------        ------------
Capitalized costs of oil and gas properties:
   Proved                                          $ 38,163,417        $ 38,770,525
   Unproved                                             834,579             834,579
                                                   ------------        ------------
                                                     38,997,996          39,605,104
Less accumulated depletion, depreciation,
   and amortization                                    (214,937)           (204,706)
                                                   ------------        ------------
                                                   $ 38,783,059        $ 39,400,398
                                                   ============        ============

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - OIL AND GAS PROPERTIES-continued

Proved Reserves are as follows:

                                                     Oil (Bbls)      Gas (Mcf)
                                                    -----------     -----------
March 31, 2005                                       35,225,600       7,602,559
    Extensions, additions and discoveries                   -0-             -0-
    Less production for period (three months)            (1,367)        (34,158)
                                                    -----------     -----------
June 30, 2005                                        35,224,233       7,568,401
                                                    ===========     ===========

During June 2005, the Company entered into an agreement with a subsidiary of Dominion Resources, Inc. (Dominion) whereby the Company assigned the rights below 2000 feet to Dominion on 7,840 acres out of its 10,502 acre leasehold in Edward County, Texas. The Company received, as consideration for the agreement, cash of $625,000, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner on a "well by well" basis. This right to participate also included an "area of mutual interest" which included an additional 12,800 acres approximately.

Under the full cost method of accounting for oil and gas properties, the proceeds of the sale reduced the Company's investment in oil and gas properties and no gain or loss was recognized from the sale.

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers and food industry customers. Receivables from one oil and gas customer and one meat sales customer at June 30, 2005 comprised approximately 43% and 18%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

NOTE 5 - NOTE PAYABLE TO RELATED PARTY

The Company has a $6,500,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due August 17, 2006 from ALMAC Financial Corporation, a corporation owned by the largest shareholder of the Company. During the current quarter ended June 30, 2005, the Company made a principal payment of $257,802 resulting in an outstanding principal balance due of $2,946,197.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - NET LOSS PER COMMON SHARE

Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 2005 and June 30, 2004. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

NOTE 7 - INCOME TAXES

As of March 31, 2005, the Company had net operating loss carryovers of approximately $9,115,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2012 and 2023, if not previously utilized.

NOTE 8 - ESTIMATES

The preparation of interim consolidated financial statements as of June 30, 2005 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 9 - 2002 CONSULTANT EQUITY PLAN

In August 2002 the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. Pursuant to the Plan, 923,621 shares have been issued as of June 30, 2005

NOTE 10 - BUSINESS SEGMENTS

The Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - BUSINESS SEGMENTS-continued

          SEGMENT INFORMATION:


                                                                        THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------------------------------------
                                                              2005                                        2004
                                             --------------------------------------      ---------------------------------------
                                             Oil & Gas        Meat          Total        Oil & Gas         Meat          Total
                                             ---------     ---------      ---------      ---------      ---------      ---------
Revenues from external customers             $ 125,193     $   1,890      $ 127,083      $ 110,414      $  51,296      $ 161,710
Segment profit (loss)                            2,924       (43,650)       (40,726)        (9,628)       (40,349)       (49,977)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                    $ 127,083                                    $ 161,710
Other revenues                                                                   --                                           --
                                                                          ---------                                    ---------
Total consolidated revenues                                               $ 127,083                                    $ 161,710
                                                                          ---------                                    ---------

PROFIT OR L0SS
Total profit (loss) for reportable Segments                               $ (40,726)                                   $ (49,977)
Other profit or (loss)                                                     (178,287)                                    (509,766)
                                                                          ---------                                    ---------
Income (loss) before income taxes                                         $(219,013)                                   $(559,743)
                                                                          =========                                    =========


NOTE 11 - STOCK OPTIONS

On May 30, 2003 the Company granted 3,155,000 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $.50 per share. The following table summarizes pertinent information with regard to the 2000 Plan for the three months ended June 30, 2005:

                                                                       Weighted
                                                                       Average
                                                Options and Rights     Exercise
                                                   Outstanding          Price
                                                ------------------    ---------
Beginning of year, April 1, 2005                    3,155,000         $     .50
    Granted                                                --                --
    Exercised                                              --                --
    Forfeited                                              --                --
    Expired                                                --                --
                                                    ---------         ---------
June 30, 2005                                       3,155,000         $     .50
                                                    =========         =========

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 - STOCK OPTIONS-continued

The options granted to non-employees under the above plan resulted in an expense of $4,462 for the quarter ended June 30, 2005.

The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 4%; an expected life of three years: expected volatility of 98.80%; and no expected dividends.

Using the above assumptions, the fair value of the options granted to employees and directors in 2003 on a pro forma basis would result in additional compensation expense of $4,462 for the three months ended June 30, 2005. Pro forma net loss and net loss per share would be as follows:

                                                         THREE MONTHS ENDED
                                                              June 30,
                                                    ---------------------------
                                                       2005             2004
                                                    ----------       ----------
Net loss as reported                                $ (219,013)      $ (559,743)
Additional compensation                                (10.509)         (29,149)
                                                    ----------       ----------
Pro forma net loss                                  $ (229,522)      $ (588,892)
                                                    ==========       ==========
Loss per share as reported                          $     (.01)      $     (.04)
                                                    ==========       ==========
Pro forma net loss per share                        $     (.01)      $     (.05)


NOTE 12 - STOCK WARRANTS

The Company entered into a stock warrant agreement effective January 12, 2004. Pursuant to the agreement, the Company issued 1,500,000 warrants to purchase common stock in connection with a private placement. Warrants issued under the agreement must be exercised by March 15, 2007.

The Company entered into a stock warrant agreement effective April 2004 in connection with the issuance of convertible promissory notes. Pursuant to the agreement, the Company issued 5,300,000 warrants to purchase common stock. Warrants issued under the agreement must be exercised by March 15, 2007.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - STOCK WARRANTS-continued

Half of the 5,300,000 and 1,500,000 warrants issued during fiscal years 2005 and 2004 are exercisable at $0.75 and $1.00, respectively.

The following schedule summarizes pertinent information with regard to the stock warrants for the three months ended June 30, 2005:

                                                                        Weighted
                                                         Shares         Average
                                                      Outstanding   Exercise Price
                                                      ----------    --------------
Beginning of year, April 1, 2005                       6,800,000      $     0.88
        Granted                                               --              --
        Exercised                                       (264,000)           0.90
        Forfeited                                             --              --
        Expired                                               --              --
                                                      ----------      ----------
June 30, 2005                                          6,536,000      $     0.88
                                                      ==========      ==========
Exercisable                                            6,536,000      $     0.88
                                                      ==========      ==========



NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                            THREE MONTHS ENDED
                                                                 June 30,
                                                         -------------------------
                                                            2005           2004
                                                         ----------     ----------
Cash paid during the year for:
  Interest                                               $   26,698     $   22,600
  Taxes                                                  $       --     $       --

Non-cash investing and financing activities:
  Common stock issued for oil and gas development        $       --     $   47,430
  Common stock issued pursuant to conversion
       provisions of  private placement in 2004          $       --     $1,325,000

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 14 - MERGER AGREEMENT

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

The Company's Board of Directors approved the material terms of the merger in a Unanimous Written Consent dated October 14, 2004, and recommended that the shareholders of the Company approve the merger, however, this matter has not yet been submitted to the Company's shareholders for approval and will not be submitted to shareholders for approval until the due diligence review of Imperial's operations is complete.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 15 - NOTE RECEIVABLE

On January 27, 2005 Heritage Food Group, a wholly-owned subsidiary of the Company, was merged with BMW Holdings, Inc. (BMW), an unrelated third party. This transaction was completed under the terms of a Reorganization Agreement and an Agreement and Plan of Merger pursuant to which the Company transferred certain assets of National Heritage Sales Corporation, another of its wholly-owned subsidiaries, to Heritage Food Group. The assets included "Heritage Lifestyle" trademarks, point of sale material and goodwill. As consideration for the sale, BMW issued to United Heritage Corporation a promissory note for $75,000, payable in 12 equal monthly installments. BMW also paid the legal fees incurred by the parties in connection with the transaction. The Company subsequently agreed to extend the date on which BMW is to begin making monthly installments until September 2005.

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

Part I, Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

         We are an independent producer of natural gas and crude oil based in Cleburne, Texas. We operate our business through our wholly owned subsidiaries, UHC Petroleum Corporation ("Petroleum"), UHC Petroleum Services Corporation ("Services"), and UHC New Mexico Corporation ("New Mexico"), all of which are sometimes collectively referred to in this report as the "subsidiaries." Petroleum and New Mexico produce from properties we lease in Texas and New Mexico, respectively. We acquired our Texas property, which includes 114 wells, in February 1997 and our New Mexico property, which includes 294 wells, in June 1999. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells, however the revenues we earn from our operations, even used in conjunction with loans we obtained and investment proceeds, do not provide us with enough money to undertake major development of these properties.

         Our property in Texas is made up of approximately 10,502 acres of oil and gas interests in South Texas that produce from the Val Verde Basin. Monthly oil production from Petroleum as of March 31, 2005 was 118 BBL of oil.

         On April 20, 2005, Petroleum assigned 7,840 specific net acres of this leasehold to Dominion Oklahoma Texas Exploration & Production, Inc., which is a petroleum exploration and production company owned by Dominion Resources, Inc. ("Dominion"). Petroleum also agreed with Dominion to an area of mutual interest ("AMI") which surrounds the 7,840 specific net acres. This AMI encompasses approximately 12,800 acres. The assignment to Dominion is for development of wells in depths below 2000 feet. Petroleum reserved all right to develop wells above 2000 feet. The term of the assignment is two years, but will continue so long as oil, gas or associated hydrocarbons are produced in paying quantities. This assignment provides that the first well is to be commenced within two years from the date of the assignment, and that subsequent wells must be drilled every 180 days. Petroleum is currently negotiating the terms of a Joint Operating Agreement with Dominion.

         Petroleum received as consideration for the assignment cash of $625,000, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner, on a "well by well" basis, in the development of the entire acreage.

         On August 2, 2005 Dominion provided Petroleum with the opportunity to participate in the acquisition of an oil and gas lease for an additional 1,555 acres. Petroleum has elected to participate and has paid its proportionate part of the cost incurred in leasing these acres.

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

Sale of Meat Product Assets

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

         We employ the full cost method of accounting for our oil and gas production assets. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized and accumulated in cost centers on a country-by-country basis. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production basis using proved oil and gas reserves as determined by independent petroleum engineers. Net capitalized costs are limited to the lower of unamortized cost net of related deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of:

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

         Income Taxes. Included in our net deferred tax assets are approximately $3.1 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset.

         We have no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

Results of Operations

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004

         Meat Products. National had minimal product sales of $ 1,890 during the three month period ended June 30, 2005 as compared to sales for the three month period ended June 30, 2004 of $51,296. National is no longer selling meat and poultry products, has sold its assets related to this activity and does not intend to re-enter this market.

         Oil and Gas. Gross sales of oil and gas were $125,193 and $110,414 for the three-month periods ended June 30, 2005 and 2004, respectively. Production and operating costs for the three month period ended June 30, 2005 were higher at $84,736 as compared to $77,180 for the three month period ended June 30, 2004, a difference of $7,556 or 11%. The increase in costs for the three month period ended June 30, 2005 is primarily due to gas marketing costs.

         As of June 30, 2005, receivables from one oil and gas customer and one meat sales customer comprised approximately 43% and 18%, respectively, of our receivable balance. We consider both of these receivables to be fully collectible, based on our prior relations with these customers.

         Selling Expenses. We had no selling expenses for the three month period ended June 30, 2005 and immaterial selling expenses for the three month period ended June 30, 2004.

         Depreciation and Depletion. Due primarily to the sale of National's food products assets, depreciation and depletion declined by $9,232, from $20,966 for the three month period ended June 30, 2004 to $11,734 for the three month period ended June 30, 2005.

         General and Administrative. Due to decreased corporate costs for professional fees, consultants and investor relations, general and administrative expenses decreased by $324,820, to $172,630 for the three month period ended June 30, 2005 as compared to $497,450 for the three month period ended June 30, 2004.

         Interest expense. Interest expense was $78,916 and $79,912 for the three-month periods ended June 30, 2005 and 2004, respectively, reflecting a small decline during the three month period ended June 30, 2005, due to decreased debt levels of the Company.

         On a consolidated basis, we had a net loss for the three-month period ended June 30, 2005 of $219,013 as compared to the net loss of $559,743 for the three-month period ended June 30, 2004, an improvement of $340,730. The primary reason for the decrease in net loss is the reduced corporate costs and fees for the three-month period ended June 30, 2005.

         During the three-month period ended June 30, 2005, we applied cash of $187,288 to our operations. Investing activities for the three month period ended June 30, 2005 provided cash of $607,109 which resulted from the sale of lease rights to Dominion for $625,000 net of additions to oil and gas properties during the quarter. Cash flow from financing activities was $59,603 representing $236,500 of funds raised from the issuance of common stock upon exercise of warrants, offset by net principal reductions on our line of credit with ALMAC Financial Corporation. By comparison, our operating activities used $259,576 of cash flow during the three-month period ended June 30, 2004. Investing activities used cash in the amount of $331,468 for the three-month period ended June 30, 2004, representing additions to oil and gas properties. Cash flow from financing activities was $218,212 for the period ended June 30, 2004, primarily from borrowing activity.

         Our sales revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations. On June 27, 2005 ALMAC Financial Corporation, an entity owned by Walter G. Mize, our largest shareholder and our President and a director, committed under certain terms and conditions, to renew, extend, and increase our revolving credit line from $4 million to $6.5 million. During the three month period ended June 30, 2005, the Company made a principal payment of $257,802. As of June 30, 2005 the amount borrowed was $2,946,197 leaving $3,553,803 available to us.

         During February 2004 we completed private offerings of our securities to accredited investors. We raised gross proceeds of $1.7 million through these offerings, and, if the warrants issued to the investors were fully exercised, we would receive $5,950,000 in additional proceeds. We used the proceeds from these offerings to repay a portion of the line of credit from ALMAC Financial Corporation, to continue the development and exploitation of our oil producing property in Texas and for general business purposes. As of June 30, 2005 110,000 warrants having a price of $0.75 per share and 154,000 warrants having a price of $1.00 per share have been exercised and funds totaling $236,500 were received upon issuance of common stock from the exercise of these warrants. We need to raise or otherwise obtain additional funds, such as through loans, in order to fully develop our oil and gas properties.

         Although we believe that our line of credit from ALMAC Financial Corporation will be available to cover revenue shortfalls, we are continuing to seek other alternatives, such as strategic partnering or a sale of assets, to assist with the funding of our subsidiaries' operations. We have no commitments for additional financing and, except for our agreement with Dominion and the transaction discussed below, we have not found a strategic partner to help with the development of our oil and gas properties. If our revenues do not substantially increase and if we are unable to obtain additional loans or to raise money through sales of our securities, we may be required to severely curtail, or even to cease our operations.

         On October 14, 2004 we entered into an Agreement and Plan of Merger with Imperial Petroleum, Inc. (the "Agreement"), Imperial Petroleum, Inc.'s common stock is publicly traded on the Over the Counter Bulletin Board under the symbol IPTM. Other than the Agreement, there is no relationship between the Company and its affiliates and Imperial Petroleum, Inc. and its affiliates.

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

         Our equity capital has shown an increase of $27,199 since March 31, 2005, the previous fiscal year-end. This increase is primarily the result of the issuance of common stock upon exercise of warrants of $236,500 offset by the net loss for the three-month period ended June 30, 2005.

         We had a working capital deficit of $433,914 as of June 30 2005, a decrease of $469,145 as compared to the working capital deficit reported at March 31, 2005 of $903,059. Current assets increased $424,983 during the three-month period ended June 30, 2005 due primarily to the sale of lease rights to Dominion. Current liabilities decreased by $44,162 due to decreased accounts payable.

         Our total assets were $39,489,597 at June 30, 2005 as compared to $39,683,457 at March 31, 2005. The decrease in assets from March 31, 2005 was due primarily to the sale of lease rights to Dominion which reduced the cost basis in the oil and gas properties at June 30, 2005.

Part I, Item 3.  Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

Part II - Other Information

Item 1. Legal Proceedings

               Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

               None.

Item 3. Defaults upon Senior Securities

               None.

Item 4. Submission of Matters to a Vote of Security Holders

               None.

Item 5. Other Information

               None.

Item 6.  Exhibits

      3.1      Articles of Incorporation, as amended (1)
      3.2      Bylaws (1)
      10.1     Agreement dated April 13, 2005 between UHC Petroleum
               Corporation and Dominion Oklahoma Texas Exploration & Production, Inc. (2)
      10.2 Loan Commitment from Almac Financial Corporation dated June 27, 2005. (3)
      31.1     Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)
      31.2     Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)
      32 Certification Pursuant to Section 1350 of Title 18 of the United States Code (4)

      (1) Incorporated by reference from Form S-18 file no. 2-73370, filed with the Securities and Exchange Commission on July 24, 1981.

      (2) Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2005.

      (3) Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2005.

      (4)      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED HERITAGE CORPORATION


                                            By:  /s/ Walter G. Mize
                                                 -------------------------------
Date:  August 12, 2005                             Walter G. Mize, President and
                                                   Chief Executive Officer


                                            By:  /s/ C. Dean Boyd
                                                 -------------------------------
Date:  August 12, 2005                             C. Dean Boyd, Chief Financial
                                                   Officer and Secretary