Form 10QSB
period 2005-09-30
UNITED HERITAGE CORP
filed 2005-11-14
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005; or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

The number of shares of common stock, $0.001 par value, outstanding at November 7, 2005, was 16,063,044 shares.

Transitional Small Business Format (Check one) Yes [_] No [X]

                    UNITED HERITAGE CORPORATION--FORM 10-QSB
                                    CONTENTS

Part I - Financial Information                                       Page Number

      Item 1 - Financial Statements

            Consolidated Condensed Balance Sheets at September 30,
            2005 (unaudited) and March 31, 2005 (audited)                 2-3

            Consolidated Condensed Statements of Income (unaudited)
            for the three and six months ended September 30, 2005 and
            September 30, 2004                                            4

            Consolidated Condensed Statements of Cash Flows
            (unaudited) for the six months ended September 30, 2005
            and September 30, 2004                                        5

            Notes to Consolidated Condensed Financial Statements          6-14

      Forward-Looking Statements                                          15

      Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 16-22

      Item 3 - Controls and Procedures                                    22

Part II - Other Information

      Item 1 - Legal Proceedings                                          23

      Item 2 - Unregistered Sales of Equity Securities                    23
      and Use of Proceeds

      Item 3 - Defaults upon Senior Securities                            23

      Item 4 - Submission of Matters to a Vote of Security Holders        23

      Item 5 - Other Information                                          23

      Item 6- Exhibits                                                    23

Signatures                                                                24

Officer Certificates                                                      25-27

Part I, Item 1. Financial Statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  September 30,      March 31,
                                                       2005            2005
                                                  -------------   -------------
                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
         Cash                                     $     211,452   $       7,151
         Notes Receivable                                87,500          87,500
         Trade accounts receivable                       99,861          90,267
         Accounts receivable - affiliate                 12,908          12,908
         Inventory                                       14,040          26,207
         Prepaid expenses                                19,054          48,374
                                                  -------------   -------------
                  Total Current Assets                  444,815         272,407
                                                  -------------   -------------

OIL AND GAS PROPERTIES, accounted for
         Using the full cost method, net of
         accumulated Depletion and depreciation
         of $228,061 At September 30,
         2005 and $204,706 at
         March 31, 2005
                  Proved                             38,238,802      38,565,819
                  Unproved                              834,579         834,579
                                                  -------------   -------------
                                                     39,073,381      39,400,398
                                                  -------------   -------------

PROPERTY AND EQUIPMENT, at cost
         Equipment, furniture and fixtures               74,244          74,244
         Vehicles                                        22,045          22,045
                                                  -------------   -------------
                                                         96,289          96,289
         Less accumulated depreciation                  (88,204)        (85,637)
                                                  -------------   -------------
                                                          8,085          10,652
                                                  -------------   -------------

TOTAL ASSETS                                      $  39,526,281   $  39,683,457
                                                  =============   =============

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  September 30,      March 31,
                                                       2005            2005
                                                  -------------   -------------
                                                   (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                         $     794,962   $     678,933
         Accrued interest, related party                491,176         490,585
         Accrued expenses                                 5,966           5,948
                                                  -------------   -------------
                  Total Current Liabilities           1,292,104       1,175,466
                                                  -------------   --------------

LONG-TERM LIABILITIES
         Asset Retirement Obligation                    249,980         249,980
         Deferred tax liability                       8,049,925       8,049,925
         Note payable, related party                  2,946,193       3,123,094
                                                  -------------   -------------

                  Total Liabilities                  12,538,202      12,598,465
                                                  -------------   -------------


SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value,
         125,000,000 shares authorized;
         Issued and outstanding:
          September 30, 2005 - 16,063,044
          March 31, 2005 - 15,548,344                    16,064          15,549
         Additional paid-in capital                  39,887,593      39,466,437
         Accumulated deficit                        (12,915,578)    (12,391,744)
                                                  -------------   -------------
                                                     26,988,079      27,090,242
         Deferred compensation and consulting                --          (5,250)
                                                  -------------   -------------
                  Total Shareholders' Equity         26,988,079      27,084,992
                                                  -------------   -------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  $  39,526,281   $  39,683,457
                                                  =============   =============

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   September 30,                September 30,
                                           ---------------------------   ---------------------------
                                               2005           2004           2005           2004
                                           ------------   ------------   ------------   ------------
OPERATING REVENUES
     Processed meat products               $      6,804   $         --   $      8,694   $     51,296
     Oil and gas sales                          177,638        115,895        302,831        226,309
                                           ------------   ------------   ------------   ------------
TOTAL OPERATING REVENUES                        184,442        115,895        311,525        277,605
                                           ------------   ------------   ------------   ------------

OPERATING COSTS AND EXPENSES
     Processed meat products                     13,624          1,462         15,996         50,408
     Production and operating                    83,621         75,758        168,357        152,938
     Selling                                         --             --             --          1,007
     Depreciation and depletion                  14,187         20,982         25,921         41,948
     General and administrative                 307,538        254,131        480,171        751,581
                                           ------------   ------------   ------------   ------------
TOTAL OPERATING COSTS AND EXPENSES              418,970        352,333        690,445        997,882
                                           ------------   ------------   ------------   ------------

LOSS from Operations                           (234,528)      (236,438)      (378,920)      (720,277)

OTHER INCOME (EXPENSE)
     Miscellaneous income                         3,509             --          7,804          3,789
     Interest income                                 --              3             --            222
     Interest expense                           (73,802)       (80,009)      (152,718)      (159,921)
                                           ------------   ------------   ------------   ------------

NET LOSS                                   $   (304,821)  $   (316,444)  $   (523,834)  $   (876,187)
                                           ============   ============   ============   ============

     Loss per share (basic)                $      (0.02)  $      (0.02)  $      (0.03)  $      (0.06)
                                           ============   ============   ============   ============

Weighted average number of shares (basic)    15,949,884     15,206,752     15,766,046     13,949,423
                                           ============   ============   ============   ============

See notes to consolidated condensed financial statements.

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                               September 30,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(523,834)  $(876,187)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                             25,921      41,948
      Recognition of services performed for stock           105,358     261,071
      Deferred compensation and consulting                    5,250      15,992
      Stock options issued for services                       4,462      16,260
      Changes in assets and liabilities:
         Accounts receivable                                 (9,594)    (30,884)
         Inventory                                           12,167       9,899
         Other current assets                                29,320      14,957
         Accounts payable and accrued expenses              116,638     144,790
                                                          ---------   ---------
   Net cash used in operating activities                   (234,312)   (402,154)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of lease rights                    625,000          --
      Additions to oil and gas properties                  (321,340)   (358,557)
      Additions to equipment                                     --      (2,998)
                                                          ---------   ---------
   Net cash provided by (used in) investing activities      303,660    (361,555)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                                   --     740,087
      Proceeds from borrowings, related party                80,905          --
      Payments on note payable, related party              (257,802)   (401,575)
      Proceeds from issuance of common stock upon                --          --
          exercise of warrants                              311,850          --
                                                          ---------   ---------
   Net cash provided by financing activities                134,953     338,512
                                                          ---------   ---------

 Increase (Decrease) in cash and cash equivalents           204,301    (425,197)

Cash at beginning of period                                   7,151     427,422
                                                          ---------   ---------

    CASH AT END OF PERIOD                                 $ 211,452   $   2,225
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2005.

NOTE 2 - INVENTORY

Inventory consists of the following:

                                                    September 30,     March 31,
                                                         2005           2005
                                                    -------------  -------------

      Meat held for resale                          $          --  $      10,368
      Oil in tanks                                         14,040         15,839
                                                    -------------  -------------
                                                    $      14,040  $      26,207
                                                    =============  =============

NOTE 3 - OIL AND GAS PROPERTIES

      Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

                                                   September 30,     March 31,
                                                        2005           2005
                                                   -------------  -------------
      Capitalized costs of oil and gas properties:
         Proved                                    $  38,466,863  $  38,770,525
         Unproved                                        834,579        834,579
                                                   -------------  -------------
                                                      39,301,442     39,605,104
      Less accumulated depletion, depreciation,
         and amortization                               (228,061)      (204,706)
                                                   -------------  -------------
                                                   $  39,073,381  $  39,400,398
                                                   =============  =============

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - OIL AND GAS PROPERTIES-continued

      Proved Reserves are as follows:
                                                      Oil (Bbls)     Gas (Mcf)
                                                      ===========   ===========

        March 31, 2005                                 35,225,600     7,602,559
           Extensions, additions and discoveries              -0-           -0-
           Less production for period (six months)         (3,060)      (55,269)
                                                      -----------   -----------
        September 30, 2005                             35,222,540     7,547,290
                                                      ===========   ===========

      During June 2005, the Company entered into an agreement with a subsidiary of Dominion Resources, Inc. (Dominion) whereby the Company assigned the rights below 2,000 feet to Dominion on 7,840 acres out of its 10,502 acre leasehold in Edward County, Texas. The Company received, as consideration for the agreement, cash of $625,000, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner on a "well by well" basis. This right to participate also included an "area of mutual interest" which included an additional 12,800 acres approximately.

      Under the full cost method of accounting for oil and gas properties, the proceeds of the sale reduced the Company's investment in oil and gas properties and no gain or loss was recognized from the sale.

      In August 2005, the Company elected to participate in an additional 1,555 acre oil and gas lease acquisition with Dominion under the Company's existing agreement for the cost of $14,566.

NOTE 4 - CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers and food industry customers. Receivables from one oil and gas customer and one meat sales customer at September 30, 2005 comprised approximately 50% and 10%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

      The Company maintains cash accounts with various institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - NOTE PAYABLE TO RELATED PARTY

      The Company has a $6,500,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due August 17, 2006 from ALMAC Financial Corporation, a corporation owned by the Company's President and Chairman of the Board of Directors. During the six month period ended September 30, 2005, the Company made a principal payment of $257,802 resulting in an outstanding principal balance due of $2,946,193.

NOTE 6 - NET LOSS PER COMMON SHARE

      Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended September 30, 2005 and September 30, 2004. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

NOTE 7 - INCOME TAXES

      As of March 31, 2005, the Company had net operating loss carryovers of approximately $9,115,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2012 and 2023, if not previously utilized.

NOTE 8 - ESTIMATES

      The preparation of interim consolidated financial statements as of September 30, 2005 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 9 - 2002 CONSULTANT EQUITY PLAN

      In August 2002 the Company adopted "The 2002 Consultant Equity Plan," whereby 1,000,000 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. All shares reserved under the plan have been issued as of September 30, 2005.

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

SEGMENT INFORMATION:


                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------------
                                                                    2005                                2004
                                                     ----------------------------------   ----------------------------------
                                                     Oil & Gas      Meat        Total     Oil & Gas      Meat        Total
                                                     ----------  ----------  ----------   ----------  ----------  ----------
Revenues from external customers                     $  177,638  $    6,804  $  184,442   $  115,895  $       --  $  115,895
Segment profit (loss)                                    48,140     (45,135)      3,005      (28,660)    (72,955)   (101,615)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                       $  184,442                           $  115,895
Other revenues                                                                       --                                  --
                                                     ----------  ----------  ----------   ----------  ----------  ----------
Total consolidated revenues                                                  $  184,442                           $  115,895
                                                     ==========  ==========  ==========   ==========  ==========  ==========
PROFIT OR L0SS
Total profit (loss) for reportable
 Segments                                                                    $    3,005                           $ (101,615)
Other profit or (loss)                                                         (307,826)                            (214,829)
                                                     ----------  ----------  ----------   ----------  ----------  ----------
Income (loss) before income taxes                                            $ (304,821)                          $ (316,444)
                                                     ==========  ==========  ==========   ==========  ==========  ==========


                                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------------------------
                                                                    2005                                 2004
                                                     ----------------------------------   ----------------------------------
                                                     Oil & Gas      Meat        Total     Oil & Gas      Meat        Total
                                                     ----------  ----------  ----------   ----------  ----------  ----------
Revenues from external customers                     $  302,831  $    8,694  $  311,525   $  226,309  $   51,296  $  277,605
Segment profit (loss)                                    51,064     (88,785)    (37,721)     (38,288)   (113,304)   (151,592)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                                       $  311,525                           $  277,605
Other revenues                                                                       --                                   --
                                                     ----------  ----------  ----------   ----------  ----------  ----------
Total consolidated revenues                                                  $  311,525                           $  277,605
                                                     ==========  ==========  ==========   ==========  ==========  ==========

PROFIT OR LOSS
Total profit (loss) for reportable
  Segments                                                                   $  (37,721)                          $ (151,592)
Other profit or (loss)                                                         (486,113)                            (724,595)
                                                     ----------  ----------  ----------   ----------  ----------  ----------
Income (loss) before income taxes                                            $ (523,834)                          $ (876,187)
                                                     ==========  ==========  ==========   ==========  ==========  ==========

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

      On May 24, 2005 the Company granted options to certain members of the Board of Directors for and in consideration of services provided to the Company, as shown in the table below. The options were issued at $.50 for a term of three years.

      The following table summarizes pertinent information with regard to the 2000 Plan for the six months ended September 30, 2005:

                                                                   Weighted
                                                                   Average
                                          Options and Rights       Exercise
                                              Outstanding           Price
                                          ------------------  ------------------
Beginning of year, April 1, 2005                   3,155,000  $              .50
    Granted                                          400,000                 .50
    Exercised                                             --                  --
    Forfeited                                             --                  --
    Expired                                               --                  --
                                          ------------------  ------------------

September 30, 2005                                 3,555,000  $              .50
                                          ==================  ==================

      The options granted to non-employees under the above plan resulted in an expense of $4,462 for the six months ended September 30, 2005.

      The fair value of each option granted in 2003 is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 4%; an expected life of three years; expected volatility of 98.80%; and no expected dividends.

      The fair value of each option granted in 2005 is estimated on the date of grant using the Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 3.64%; an expected life of three years; expected volatility of 95.68%; and no expected dividends.

                          UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 11- STOCK OPTIONS-continued

Using the above assumptions, the fair value of the options granted to employees and directors on a pro forma basis would result in additional compensation expense of $139,951 for the six months ended September 30, 2005. Pro forma net loss and net loss per share would be as follows:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                      September 30,           September 30,
                                  ---------------------   ---------------------
                                    2005        2004        2005         2004
                                  ---------   ---------   ---------   ---------

  Net loss as reported            $(304,821)  $(316,444)  $(523,834)  $(876,187)
  Additional compensation          (129,442)    (10,509)   (139,951)    (39,658)
                                  ---------   ---------   ---------   ---------

  Pro forma net loss              $(434,263)  $(326,953)  $(663,785)  $(915,845)
                                  =========   =========   =========   =========

  Loss per share as reported      $    (.02)  $    (.02)  $    (.03)  $    (.06)
                                  =========   =========   =========   =========

  Pro forma net loss per share    $    (.03)  $    (.02)  $    (.04)  $    (.07)
                                  =========   =========   =========   =========

NOTE 12 - STOCK WARRANTS

      The Company entered into stock warrant agreements effective January 12, 2004. Pursuant to the agreements, the Company issued 1,500,000 warrants to purchase common stock in connection with a private placement. Warrants issued under the agreement must be exercised by March 15, 2007.

      The Company entered into stock warrant agreements effective April 2004 in connection with the issuance of convertible promissory notes. Pursuant to the agreements, the Company issued 5,300,000 warrants to purchase common stock. Warrants issued under the agreement must be exercised by March 15, 2007.

      Half of the 5,300,000 and 1,500,000 warrants issued during fiscal years 2005 and 2004 are exercisable at $0.75 and the remaining warrants are exercisable at $1.00.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 12 - STOCK WARRANTS-continued

      The following schedule summarizes pertinent information with regard to the stock warrants for the six months ended September 30, 2005:

                                                                   Weighted
                                                   Shares           Average
                                                 Outstanding    Exercise Price
                                               --------------   --------------

Beginning of year, April 1, 2005                    6,800,000   $         0.88

        Granted                                       150,700              .50
        Exercised                                    (414,700)             .75
        Forfeited                                          --               --
        Expired                                            --               --
                                               --------------   --------------

September 30, 2005                                  6,536,000   $         0.88
                                               ==============   ==============

Exercisable                                         6,536,000   $         0.88)
                                               ==============   ==============

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                             SIX MONTHS ENDED
                                                               September 30,
                                                          ----------------------
                                                             2005        2004
                                                          ----------  ----------

Cash paid during the year for:
  Interest                                                $  201,698  $   25,600
  Taxes                                                   $       --  $       --

Non-cash investing and financing activities:

  Common stock issued for oil and gas development         $       --  $   47,430
  Common stock issued in exchange for services            $  105,358  $  261,071
  Common stock issued pursuant to conversion
       provisions of  private placement in 2004           $       --  $1,325,000

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 14 - TERMINATION OF MERGER AGREEMENT

      On August 31, 2005 the Company received a letter from Imperial Petroleum, Inc. confirming that the Agreement and Plan of Merger the parties had entered into on October 14, 2004 was terminated. The merger was to be effective on February 1, 2005. There are no penalties that have been incurred by either party as a result of the termination of the Merger Agreement.

NOTE 15 - NOTE RECEIVABLE

      On January 27, 2005 Heritage Food Group, a wholly-owned subsidiary of the Company, was merged with BMW Holdings, Inc. (BMW), an unrelated third party. This transaction was completed under the terms of a Reorganization Agreement and an Agreement and Plan of Merger pursuant to which the Company transferred certain assets of National Heritage Sales Corporation, another of its wholly-owned subsidiaries, to Heritage Food Group. The assets included "Heritage Lifestyle" trademarks, point of sale material and goodwill. As consideration for the sale, BMW issued to United Heritage Corporation a promissory note for $75,000, payable in 12 equal monthly installments. BMW also paid the legal fees incurred by the parties in connection with the transaction. The Company subsequently has agreed to further extend the date on which BMW is to begin making monthly installments from September 2005 to December 2005.

NOTE 16 - LETTER OF INTENT WITH LOTHIAN OIL CO., INC.

      In August 2005, the Company signed a Letter of Intent with Lothian Oil, Inc.("Lothian") of New York, New York. The Letter of Intent sets out the basic terms and conditions for definitive agreements between the parties. Conditions of the agreement are as follows:

      (1) Lothian will buy 3,280,000 shares of the Company's common stock to be issued by the Company for $1.05 per share totaling $3,444,000. Payment of principal and interest due under the line of credit payable to Almac Financial Corporation, a corporation owned by Walter G. Mize, will be made upon closing the sale of these shares.

      (2) Subject to approval by the shareholders of the Company, Lothian will receive a series of Warrants to purchase restricted shares of the Company's common stock for a price of $1.05 to $1.25.

      (3) The Company and Lothian will enter into a development and operating agreement for all of the Company's properties which are located in the Val Verde Basin of Texas and the Permian Basin of New Mexico. Under this agreement Lothian agrees to fund the initial development plan for the Cato San Andres Unit in New Mexico. In exchange for the funding of

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 16- LETTER OF INTENT WITH LOTHIAN OIL CO., INC.-continued

the capital development of all of the Company's properties, Lothian will receive a 70% working interest and the Company will keep a 30% working interest. Lothian will be responsible for all of the Company's portion of the capital expenditures for the development of the properties. Revenues will be divided on the same proportion as the respective working interest.

      (4) Lothian will have the right of first refusal, on the same terms and conditions as mentioned above, to fund all future development of the Company's properties.

      (5) Walter G. Mize will remain as Chairman of the Board of the Company when this transaction closes.

      In addition, Lothian entered into a Letter of Intent with Walter G. Mize, the Company's major shareholder, and six other shareholders, to buy 8 million restricted shares of the Company's common stock at a price of $1.33 per share totaling $10,651,000.

NOTE 17 - SUBSEQUENT EVENTS

      The Company reported in October 2005 that all agreements with Lothian Oil, Inc. had been signed and placed into Escrow. Closing is subject to the approval by the Company's shareholders and approval of the appropriate regulatory authorities.

                           FORWARD-LOOKING STATEMENTS


This report by United Heritage Corporation (the "Company") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

o Events that deprive the Company of the services of its Chairman of the Board and Chief Executive Officer, Walter G. Mize, or that deprive the Company of certain benefits provided by Mr. Mize and his affiliates;

o The occurrence of cash flow shortages that the Company cannot fund through advances by Mr. Mize or other sources;

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

Part I, Item 2.  Management's Discussion and Analysis or Plan of Operations
---------------- ----------------------------------------------------------

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

      In August 2005, the Company completed an initial phase of its remedial work program designed to begin returning idle wells to production in preparation for waterflood operations in the Cato San Andres Unit located in Chaves County, New Mexico. The Company has returned eleven wells to production. The initial well tested at 93 BOPD and 250 MCFPD after being placed on rod pump and has settled to 20 BOPD and 200 MCFPD.

Sale of Meat Product Assets

      In June 2000 our subsidiary, National Heritage Sales Corporation, began marketing a line of premium meat and poultry products under the brand Heritage Lifestyle (TM). Pursuant to a Reorganization Agreement and an Agreement and Plan of Merger entered into on January 27, 2005, we transferred certain assets of National Heritage Sales Corporation, including the "Heritage Lifestyle" trademarks, point of sale material and good will, to Heritage Food Group, another subsidiary. On January 27, 2005 Heritage Food Group was merged into BMW Holdings, Inc. (BMW), an unrelated third party, with BMW being the surviving corporation in the merger. As consideration for the transfer, BMW agreed to pay us $75,000 in 12 equal monthly installments. We have agreed to further extend the date on which BMW is to begin making these payments from September 2005 until December 2005. We plan to dispose of National Heritage Sales Corporation's remaining assets.

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

Results of Operations

Three months and six months ended September 30, 2005 as compared to the three months and six months ended September 30, 2004

      Meat Products. National had minimal product sales of $8,694 and $6,804 during the six month and three month periods ended September 30, 2005, respectively, as compared to sales for the six and three month periods ended September 30, 2004 of none and $51,296. National is no longer selling meat and poultry products, has sold its assets related to this activity and does not intend to re-enter this market at this time.

      Oil and Gas. Gross sales of oil and gas were $302,831 and $177,638 for the six month and three month periods ended September 30, 2005 respectively. Revenues from the sale of oil and gas for the prior year were $115,895 and $226,309 for the three months and six months, respectively. The increase in revenue for the current year periods results from higher per-unit sales prices. Production and operating costs for the six month period ended September 30, 2005 were higher at $168,357 as compared to $152,938 for the six month period ended September 30, 2004, a difference of $15,419 or 10%. The costs for 2005 were also higher at $83,621 for the three months ended September 30, 2005, compared to the prior year period of $75,758. The increase in costs for the three month and six month periods ended September 30, 2005 is primarily due to gas marketing costs.

      As of September 30, 2005, receivables from one oil and gas customer and one meat sales customer comprised approximately 50% and 10%, respectively, of our receivable balance. We consider both of these receivables to be fully collectible, based on our prior relations with these customers.

      Selling Expenses. We have had no selling expenses for the interim three month and six month periods and selling expenses for the six month period ended September 30, 2004 were not material.

      Depreciation and Depletion. Due primarily to the sale of National's food products assets, depreciation and depletion declined by $16,027, from $41,948 for the six month period ended September 30, 2004 to $25,921 for the six month period ended September 30, 2005.

      General and Administrative. Due to decreased corporate costs for professional fees, consultants and investor relations, general and administrative expenses decreased by $271,410, to $480,171 for the six month period ended September 30, 2005 as compared to $751,581 for the six month period ended September 30, 2004. For the three month period, professional fees increased by $53,407 over the three months ended September 30, 2004, primarily due to costs associated with the terminated Imperial acquisition.

      Interest expense. Interest expense was $152,718 and $73,802 for the six month and three month periods ended September 30, 2005 respectively, reflecting a small decline as compared to the six month and three month interest expense of $159,921 and $80,009, respectively, incurred during the prior fiscal year. The decrease in interest expense resulted from a decrease in the Company's debt.

      On a consolidated basis, we had a net loss for the six month period ended September 30, 2005 of $523,834 as compared to the net loss of $876,187 for the six month period ended September 30, 2004, an improvement of $352,353. The primary reason for the decrease in net loss for 2005 is reduced corporate costs and fees for the six month period ended September 30, 2005.

      During the six month period ended September 30, 2005, we applied cash of $234,312 to our operations. Investing activities for the six month period ended September 30, 2005 provided cash of $303,660 which resulted from the sale of lease rights to Dominion for $625,000 net of additions to oil and gas properties during the period. Cash flow from financing activities was $134,953 representing $311,850 of funds raised from the issuance of common stock upon exercise of warrants, offset by net principal reductions on our line of credit with ALMAC Financial Corporation. By comparison, our operating activities used $402,154 of cash flow during the six month period ended September 30, 2004. Investing activities used cash in the amount of $361,555 for the six month period ended September 30, 2004, representing additions to oil and gas properties. Cash flow from financing activities was $338,512 for the period ended September 30, 2004, primarily from borrowing activity.

      Our sales revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations. On June 27, 2005 ALMAC Financial Corporation, an entity owned by Walter G. Mize, our President and a director, committed under certain terms and conditions to renew, extend, and increase our revolving credit line from $4 million to $6.5 million. During the six month period ended September 30, 2005, the Company made a principal payment of $257,802. As of September 30, 2005 the amount borrowed was $2,946,193 leaving $ 3,553,807 available to us.

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

      On October 7, 2005 the Company entered into a Securities Purchase Agreement (the "Agreement") with Lothian Oil Inc., a Delaware corporation ("Lothian") pursuant to which Lothian agreed to purchase, subject to approval by the Company's stockholders, 3,280,000 shares of our common stock, $0.001 par value (the "Common Stock") and warrants to purchase an additional 8,720,000 shares of Common Stock for the aggregate purchase price of $3,444,000, or $1.05 per share, in cash. The warrants have a term of five years and were issued as follows: (i) a warrant for the purchase of 2,860,000 shares with an exercise price of $1.05 per share; (ii) a warrant for the purchase of 3,000,000 shares with an exercise price of $ 1.12 per share; and (iii) a warrant for the purchase of 2,860,000 shares with an exercise price of $1.25 per share.

      Proceeds from the sale of these securities will be used to repay a line of credit made to the Company by Almac Financial Corporation, a corporation wholly-owned by the Company's Chief Executive Officer, President and Chairman of the Board of Directors, Walter G. Mize. Any funds remaining after payment of the line of credit will be used by the Company for working capital purposes.

      As part of the Agreement, Lothian and the Company will enter into a development and operating agreement relative to certain properties belonging to the Company's wholly-owned subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, and an assignment and assumption interest relative to a portion of the Company's working interest in those properties. Under this agreement Lothian agrees to fund the initial development plan for the Cato San Andres Unit in New Mexico. In exchange for funding of the capital development of all of the Company's properties, Lothian will receive a 70% working interest and the Company will keep a 30% working interest. Lothian will be responsible for all of the Company's portion of the capital expenditures for the development of the properties. Revenues will be divided on the same proportion as the respective working interest.

      The acquisition of the common stock and warrants by Lothian is subject to approval by the Company's shareholders.

      Our equity capital has shown a decrease of $96,913 since March 31, 2005, the previous fiscal year-end. This decrease is primarily the result of the issuance of common stock upon exercise of warrants of $311,850 offset by the net loss of $523,834 for the six-month period ended September 30, 2005.

      We had a working capital deficit of $847,289 as of September 30 2005, a decrease of $55,770 as compared to the working capital deficit reported at March 31, 2005 of $903,059. Current assets increased $172,408 during the six-month period ended September 30, 2005 due primarily to the sale of lease rights to Dominion. Current liabilities increased by $116,638 due to increased accounts payable primarily related to the costs of waterflood operations in New Mexico.

      Our total assets were $39,526,281 at September 30, 2005 as compared to $39,683,457 at March 31, 2005. The decrease in assets from March 31, 2005 was due primarily to the sale of lease rights to Dominion which reduced the cost basis in the oil and gas properties.

Part I, Item 3. Controls and Procedures
---------------------------------------

      An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2005.

Part II - Other Information
---------------------------

Item 1. Legal Proceedings
-------------------------

      Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

      None.

Item 3. Defaults upon Senior Securities
---------------------------------------

      None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      None.

Item 5. Other Information
-------------------------

      None.


Part II - Other Information-continued
-------------------------------------

Item 6. Exhibits
----------------

3.1   Articles of Incorporation, as amended (1)

3.2   Bylaws (1)

10.1 Securities Purchase Agreement between Lothian Oil Inc. and the registrant dated October 7, 2005 (2)

10.2 Form of Securities Purchase Agreement between Lothian Oil Inc. and various selling shareholders dated October 7, 2005 (2)

10.3 Form of Stock Pledge Agreement between Lothian Oil Inc. and various selling shareholders dated October 7, 2005 (2)

10.4 Form of promissory note signed by Lothian Oil Inc. in favor of selling shareholders (2)

10.5 Warrant agreements to be issued to Lothian Oil Inc. by the registrant upon closing (2)

10.6 Escrow Agreement between the registrant, Almac Financial Corporation, Lothian Oil Inc. and Community Bank (2)

10.7 Form of Escrow Agreement between Selling Shareholders, Lothian Oil Inc. and Community Bank (2)

31.1  Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)

31.2  Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)

32 Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)

-------------------------------------------------

(1) Incorporated by reference from Form S-18 file no. 2-73370, filed with the Securities and Exchange Commission on July 24, 1981

(2)   Filed herewith

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNITED HERITAGE CORPORATION


                                  By:  /s/ Walter G. Mize
                                       -----------------------------------------
Date:  November 14, 2005                 Walter G. Mize, President and
                                         Chief Executive Officer


                                  By:  /s/ C. Dean Boyd
                                      ------------------------------------------
Date:  November 14, 2005                 C. Dean Boyd, Chief Financial
                                         Officer and Secretary