Form 10QSB
period 2005-12-31
UNITED HERITAGE CORP
filed 2006-02-14
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

Mark One

|x| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005; or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |x| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |x| No

The number of shares of common stock, $0.001 par value, outstanding at January 31, 2006, was 6,446,758 shares.

Transitional Small Business Format
(Check one)    Yes(   )   No( x )

                    UNITED HERITAGE CORPORATION--FORM 10-QSB
                                    CONTENTS

Part I - Financial Information                                                        Page Number
           Item 1 - Financial Statements

                  Consolidated Condensed Balance Sheets
                  at December 31, 2005 (unaudited) and March 31, 2005 (audited)            2-3

                  Consolidated Condensed Statements of Income (unaudited) for the three and nine months ended December 31, 2005
                  and December 31, 2004                                                    4

                  Consolidated Condensed Statements of Cash Flows (unaudited)
                  for the nine months ended December 31, 2005 and
                  December 31, 2004                                                        5

                  Notes to Consolidated Condensed Financial Statements                     6-15

           Forward-Looking Statements                                                      16

           Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                         17-24

           Item 3 - Controls and Procedures                                                24

Part II  - Other Information

           Item 1 - Legal Proceedings                                                      25

           Item 2 - Unregistered Sales of Equity Securities                                25
           and Use of Proceeds

           Item 3 - Defaults upon Senior Securities                                        25

           Item 4 - Submission of Matters to a Vote of Security Holders                    25-27

           Item 5 - Other Information                                                      27

           Item 6 - Exhibits                                                               27

Signatures

Officer Certificates

Part I, Item 1.  Financial Statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   December 31,      March 31,
                                                       2005            2005
                                                   ------------    ------------
                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS
         Cash                                      $     73,458    $      7,151
         Notes Receivable                                    --          87,500
         Trade accounts receivable                       60,536          90,267
         Accounts receivable - affiliate                     --          12,908
         Inventory                                       20,320          26,207
         Prepaid expenses                                31,485          48,374
                                                   ------------    ------------
                  Total Current Assets                  185,799         272,407
                                                   ------------    ------------

OIL AND GAS PROPERTIES, accounted for
         using the full cost method, net of
         accumulated depletion and depreciation
         of $236,061 at December 31, 2005
         and $204,706 at March 31, 2005
                  Proved                             38,413,523      38,565,819
                  Unproved                              821,140         834,579
                                                   ------------    ------------
                                                     39,234,663      39,400,398
                                                   ------------    ------------

PROPERTY AND EQUIPMENT, at cost
         Equipment, furniture and fixtures               74,244          74,244
         Vehicles                                        22,045          22,045
                                                   ------------    ------------
                                                         96,289          96,289
         Less accumulated depreciation                  (89,074)        (85,637)
                                                   ------------    ------------
                                                          7,215          10,652
                                                   ------------    ------------

TOTAL ASSETS                                       $ 39,427,677    $ 39,683,457
                                                   ============    ============

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   December 31,      March 31,
                                                       2005            2005
                                                  -------------    ------------
                                                   (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                          $    892,316    $    678,933
         Accrued interest, related party                     --         490,585
         Accrued expenses                                   772           5,948
                                                   ------------    ------------
                  Total Current Liabilities             893,088       1,175,466
                                                   ------------    ------------

LONG-TERM LIABILITIES
         Asset Retirement Obligation                    262,378         249,980
         Deferred tax liability                       8,049,925       8,049,925
         Note payable, related party                         --       3,123,094
                                                   ------------    ------------
                  Total Liabilities                   9,205,391      12,598,465
                                                   ------------    ------------

SHAREHOLDERS' EQUITY
         Common stock, $0.001 par value,
         125,000,000 shares authorized;
         Issued and outstanding:
              December 31, 2005 - 6,446,758
              March 31, 2005 - 5,182,781                  6,449           5,183
         Additional paid-in capital                  43,341,208      39,476,803
         Accumulated deficit                        (13,125,371)    (12,391,744)
                                                   ------------    ------------
                                                     30,222,286      27,090,242
         Deferred compensation and consulting                --          (5,250)
                                                   ------------    ------------
                  Total Shareholders' Equity         30,222,286      27,084,992
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 39,427,677    $ 39,683,457
                                                   ============    ============

See notes to consolidated condensed financial statements

                           UNITED HERITAGE CORPORATION
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      December 31,                   December 31,
                                                      ------------                   ------------
                                                 2005               2004       2005                2004
                                                 ----               ----       ----                ----
OPERATING REVENUES
     Processed meat products                    $        --    $        --    $     8,694    $    51,296
     Oil and gas sales                              181,436        134,454        484,267        360,763
                                                -----------    -----------    -----------    -----------
TOTAL OPERATING REVENUES                            181,436        134,454        492,961        412,059
                                                -----------    -----------    -----------    -----------
OPERATING COSTS AND EXPENSES
     Processed meat products                             --          7,463         15,996         57,871
     Production and operating                        85,799         60,751        254,156        213,689
     Selling                                             --             --             --            817
     Depreciation amortization, and depletion        21,269         21,792         47,190         63,740
     General and administrative                     247,463        198,062        727,634        949,833
                                                -----------    -----------    -----------    -----------
TOTAL OPERATING COSTS AND EXPENSES                  354,531        288,068      1,044,976      1,285,950
                                                -----------    -----------    -----------    -----------

LOSS from Operations                               (173,095)      (153,614)      (552,015)      (873,891)

OTHER INCOME (EXPENSE)
     Miscellaneous income                                --          4,948          7,804          8,737
    Gain on forgiveness of debt                     116,457             --        116,457             --
    Loss on notes receivable                        (87,500)            --        (87,500)            --
     Interest income                                     --             --             --            222
     Interest expense                               (65,654)       (83,842)      (218,372)      (243,763)
                                                -----------    -----------    -----------    -----------
NET LOSS                                        $  (209,792)   $  (232,508)   $  (733,626)   $(1,108,695)
                                                ===========    ===========    ===========    ===========
     Loss per share (basic)                     $     (0.03)   $     (0.05)   $     (0.13)   $     (0.23)
                                                -----------    -----------    -----------    -----------
Weighted average number of shares (basic)         6,375,454      5,112,037      5,628,099      4,804,444
                                                ===========    ===========    ===========    ===========

See notes to consolidated condensed financial statements.

                           UNITED HERITAGE CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                December 31,
                                                                ------------
                                                         2005                  2004
                                                         ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $  (733,626)   $(1,108,695)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and depletion                              47,190         63,740
      Recognition of services performed for stock            105,358        336,071
      Deferred compensation and consulting                     5,250         15,992
      Stock options issued for services                        4,462         20,722
      Write off of note receivable                            87,500
      Changes in assets and liabilities:
         Accounts receivable                                  42,639        (43,092)
         Inventory                                             5,887          5,526
         Other current assets                                 16,889          9,819
         Accounts payable and accrued expenses              (282,378)       315,079
                                                         -----------    -----------
   Net cash used in operating activities                    (700,829)      (384,838)
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of lease rights                     625,000             --
      Additions to oil and gas properties                   (490,620)      (459,809)
      Additions to equipment                                      --         (2,998)
                                                         -----------    -----------
   Net cash provided by (used in) investing activities       134,380       (462,807)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings                                    --        740,087
      Proceeds from borrowings, related party                 80,900        238,300
      Payments on note payable, related party             (3,203,994)      (521,875)
      Proceeds from issuance of common stock upon
        exercise of warrants                                 311,850             --
      Proceeds from issuance of common
        stock to Lothian Oil Inc.                          3,444,000             --
                                                         -----------    -----------
   Net cash provided by financing activities                 632,756        456,512
                                                         -----------    -----------
Increase (decrease) in cash and cash equivalents              66,307       (391,133)
Cash at beginning of period                                    7,151        427,422
                                                         -----------    -----------
   CASH AT END OF PERIOD                                 $    73,458    $    36,289
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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended March 31, 2005.

NOTE 2 - REVERSE STOCK SPLIT

      On December 19, 2005, the Company's shareholders approved a one-for-three reverse stock split. The reverse stock split was effective December 22, 2005. The Company retained the current par value of $.001 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock options and warrants data have been restated to reflect the reverse stock split for all periods presented.

NOTE 3 - STOCK OPTIONS

      On May 30, 2003 the Company granted 1,051,667 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $1.50 per share.

      In 2005, the Company issued an option for 40,000 shares to a member of the Board of Directors for and in consideration of services provided to the Company. The option was issued at $2.91 per share for a term of five years.

      On May 24, 2005 the Company granted options to certain members of the Board of Directors for and in consideration of services provided to the Company, as shown in the table below. The options were issued at $1.50 for a term of three years.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - STOCK OPTIONS-continued

         The following table summarizes pertinent information with regard to the 2000 Plan for the nine months ended December 31, 2005:

                                                           Weighted
                                                            Average
                                    Options and Rights     Exercise
                                        Outstanding         Price
                                        -----------       ---------
Beginning of year, April 1, 2005          1,051,667       $    1.50
    Granted                                 173,333            1.83
    Exercised                                    --              --
    Forfeited                                    --              --
    Expired                                      --              --
                                        -----------       ---------
December 31, 2005                         1,225,000       $    1.55
                                        ===========       =========

      The options granted to non-employees under the above plan resulted in an expense of $4,462 for the nine months ended December 31, 2005.

      The fair value of each option granted in 2003 is estimated on the date of grant using a Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 4%; an expected life of three years; expected volatility of 98.80%; and no expected dividends.

      The fair value of each option issued in 2005 is estimated on the date of grant using the Black-Sholes option pricing model and the following assumptions: a risk-free rate of return of 3.00% to 3.64%; an expected life of three years; expected volatility of 87.84% to 95.68%; and no expected dividends.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - STOCK OPTIONS-continued

      Using the above assumptions, the fair value of the options granted to employees and directors on a pro forma basis would result in additional compensation expense of $37,054 and $177,005 for the three months and nine months ended December 31, 2005, respectively, and additional compensation expense of $0 and $50,167 for the three months and nine months ended December 31, 2004, respectively. Pro forma net loss and net loss per share would be as follows:


                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                     December 31,                  December 31,
                               -------------------------    --------------------------
                                  2005           2004           2005           2004
                               ------------   ----------    --------------------------
Net loss as reported           $  (209,792)   $ (232,508)   $  (733,626)   $(1,108,695)
Additional compensation            (37,054)           --       (177,005)   $   (50,167)
                               -----------    ----------    -----------    -----------
Pro forma net loss             $  (246,846)   $ (232,508)   $  (910,631)   $(1,158,862)
                               ===========    ==========    ===========    ===========
Loss per share as reported     $      (.03)   $     (.05)   $      (.13)   $      (.23)
                               ===========    ==========    ===========    ===========
Pro forma net loss per share   $      (.04)   $     (.05)   $      (.16)   $      (.24)
                               ===========    ==========    ===========    ===========

NOTE 4 - STOCK WARRANTS

      The Company entered into a stock warrant agreement effective January 12, 2004. Pursuant to the agreement, the Company issued 500,000 warrants to purchase common stock in connection with a private placement. Warrants issued under the agreement must be exercised by March 15, 2007.

      The Company entered into a stock warrant agreement effective April 2004 in connection with the issuance of convertible promissory notes. Pursuant to the agreement, the Company issued 1,766,667 warrants to purchase common stock. Warrants issued under the agreement must be exercised by March 15, 2007.

      Half of the 1,766,667 and 500,000 warrants issued during fiscal years 2005 and 2004 are exercisable at $2.25 and $3.00, respectively.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - STOCK WARRANTS - continued

      On December 19, 2005 the Company's shareholders approved the issuance of warrants to purchase an additional 2,906,666 shares of Common Stock to Lothian Oil Inc. The warrants are exercisable upon issuance and have a term of five years and were issued as follows:

                  1) Warrant for the purchase of 953,333 shares with an exercise price of $3.15 per share;
                  2) Warrant for the purchase of 1,000,000 shares with an exercise price of $3.36 per share;
                  3) Warrant for the purchase of 953,333 shares with an exercise price of $3.75 per share.

      The following schedule summarizes pertinent information with regard to the stock warrants for the nine months ended December 31, 2005:

                                                       Weighted
                                         Shares         Average
                                      Outstanding   Exercise Price
                                     -------------  --------------
Beginning of year, April 1, 2005         2,259,467  $        2.64
        Granted                          2,956,899           3.42
        Exercised                         (138,233)          2.25
        Forfeited                               --             --
        Expired                                 --             --
                                     -------------  -------------
December 31, 2005                        5,078,133  $        3.09
                                     =============  =============
Exercisable                              5,078,133  $        3.09
                                     =============  =============

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - INVENTORY

      Inventory consists of the following:

                                           December 31,    March 31,
                                               2005           2005
                                           ------------   -----------
       Meat held for resale                $         --   $    10,368
       Oil in tanks                              20,320        15,839
                                           ------------   -----------
                                           $     20,320   $    26,207
                                           ============   ===========

NOTE 6 - OIL AND GAS PROPERTIES

      Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

                                                   December 31,      March 31,
                                                       2005            2005
                                                   ------------    ------------
Capitalized costs of oil and gas properties:
   Proved                                          $ 38,649,584    $ 38,770,525
   Unproved                                             821,140         834,579
                                                   ------------    ------------
                                                     39,470,724      39,605,104
Less accumulated depletion, depreciation,
   and amortization                                    (236,061)       (204,706)
                                                   ------------    ------------
                                                   $ 39,234,663    $ 39,400,398
                                                   ============    ============

Proved Reserves are as follows:
                                                    Oil (Bbls)       Gas (Mcf)
                                                   ------------    ------------
   March 31, 2005                                    35,225,600       7,602,559
      Extensions, additions and discoveries                 -0-             -0-
      Less production for period (nine months)           (4,782)        (81,823)
                                                   ------------    ------------
   December 31, 2005                                 35,220,818       7,520,736
                                                   ============    ============

      During June 2005, the Company entered into an agreement with a subsidiary of Dominion Resources, Inc. (Dominion) whereby the Company assigned to Dominion the rights below 2,000 feet on 7,840 acres out of its 10,502 acre leasehold in Edwards County, Texas. The Company received, as consideration for the agreement, cash of $625,000, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - OIL AND GAS PROPERTIES-continued

as a working interest partner on a "well by well" basis. This right to participate also included an "area of mutual interest" which included an additional 12,800 acres approximately.

      Under the full cost method of accounting for oil and gas properties, the proceeds of the sale reduced the Company's investment in oil and gas properties and no gain or loss was recognized from the sale.

      In August 2005, the Company elected to participate in an additional 1,555 acre oil and gas lease acquisition with Dominion under the Company's existing agreement. The Company paid $14,556 for its proportionate share of the cost.

      In December 2005 the Company elected to participate with Dominion in an additional 640 acre oil and gas lease acquisition in Edwards County, Texas. The Company paid $12,000 for its proportionate share of the cost.

NOTE 7 - CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers. Receivables from one oil and gas customer at December 31, 2005 comprised approximately 53% of the trade receivable balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

      The Company maintains cash accounts with various institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

NOTE 8 - NOTE PAYABLE TO RELATED PARTY

      The Company had a $6,500,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due August 17, 2006 from ALMAC Financial Corporation, a corporation owned by Walter
G. Mize, formerly the largest shareholder of the Company. During December 2005, the Company paid ALMAC the principal balance in full, resulting in full payment of the line of credit.

NOTE 9 - NET LOSS PER COMMON SHARE

      Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 2005 and December 31, 2004, as adjusted for the 1 for 3 reverse stock split effective December 22, 2005. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 10 - INCOME TAXES

      As of March 31, 2005, the Company had net operating loss carryovers of approximately $9,115,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2012 and 2023, if not previously utilized.

NOTE 11 - ESTIMATES

      The preparation of interim consolidated financial statements as of December 31, 2005 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 12 - 2002 CONSULTANT EQUITY PLAN

      In August 2002 the Company adopted "The 2002 Consultant Equity Plan," whereby 333,333 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. All shares reserved under the plan were issued as of September 30, 2005.

NOTE 13 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

                                                         NINE MONTHS ENDED
                                                            December 31,
                                                    --------------------------
                                                       2005             2004
                                                    ----------      ----------

Cash paid during the year for:
  Interest                                          $  218,372      $   28,000
  Taxes                                             $       --      $       --

Non-cash investing and financing activities:

  Common stock issued for oil and gas development   $       --      $   47,430
  Common stock issued in exchange for services $ 105,358 $ 336,071 Common stock issued pursuant to conversion
     provisions of  private placement in 2004       $       --      $1,325,000

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 14 - BUSINESS SEGMENTS

      The Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. No meat products were sold during the three months ended December 31, 2005 and the Company does not anticipate that there will be future sales of meat products. Factors used by management in determining reportable segments are by business area.

SEGMENT INFORMATION:

                                                                 THREE MONTHS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------------
                                                           2005                                      2004
                                            ----------------------------------    ---------------------------------------
                                            Oil & Gas      Meat       Total        Oil & Gas        Meat         Total
                                            ---------      ----       -----        ---------        ----         -----
Revenues from external customers            $ 181,436    $    --     $  181,436    $  134,454     $     --   $   134,454
Segment profit (loss)                          62,139    (67,085)        (4,946)        9,430      (77,394)      (67,964)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                               $  181,436                              $   134,454
Other revenues                                                               --                                    4,948
                                                                     ----------                              -----------
Total consolidated revenues                                          $  181,436                              $   139,402
                                                                     ==========                              ===========
PROFIT OR L0SS
Total profit (loss) for reportable
Segments                                                             $   (4,946)                             $   (67,964)
Other profit or (loss)                                                 (204,846)                                (164,544)
                                                                     ----------                              -----------
Income (loss) before income taxes                                    $ (209,792)                             $  (232,508)
                                                                     ==========                              ===========


                                                                   NINE MONTHS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------------
                                                           2005                                      2004
                                            -----------------------------------     -------------------------------------
                                            Oil & Gas       Meat        Total        Oil & Gas        Meat        Total
                                            ---------       ----        -----        ---------        ----        -----

Revenues from external customers            $ 484,267    $   8,694   $  492,961    $   360,763    $  51,296   $   412,059
Segment profit (loss)                         113,203     (155,870)     (42,667)       (28,858)    (190,697)     (219,555)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments                               $  492,961                               $   412,059
Other revenues                                                            7,804                                     8,737
                                                                     ----------                               -----------
Total consolidated revenues                                          $  500,765                               $   420,796
                                                                     ==========                               ===========
PROFIT OR LOSS
Total profit (loss) for reportable
  Segments                                                           $  (42,667)                              $  (219,555)
Other profit or (loss)                                                 (690,959)                                 (889,140)
                                                                     ----------                               -----------
Income (loss) before income taxes                                    $ (733,626)                              $(1,108,695)
                                                                     ==========                               ===========

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 15 - TERMINATION OF MERGER AGREEMENT

      On August 31, 2005 the Company received a letter from Imperial Petroleum, Inc. confirming that the Agreement and Plan of Merger the parties had entered into on October 14, 2004 was terminated. The merger was to be effective on February 1, 2005. There are no penalties that have been incurred by either party as a result of the termination of the Merger Agreement.

NOTE 16 - NOTE RECEIVABLE

      On January 27, 2005 Heritage Food Group, a wholly-owned subsidiary of the Company, was merged with BMW Holdings, Inc. (BMW), an unrelated third party. This transaction was completed under the terms of a Reorganization Agreement and an Agreement and Plan of Merger pursuant to which the Company transferred certain assets of National Heritage Sales Corporation, another of its wholly-owned subsidiaries, to Heritage Food Group. The assets included "Heritage Lifestyle" trademarks, point of sale material and goodwill. As consideration for the sale, BMW issued to United Heritage Corporation a promissory note for $75,000, payable in 12 equal monthly installments. Payment was to begin 30 days after consummation of the merger. Furthermore, as a result of the merger, the Company obtained a 7.5% interest in BMW consisting of 8,823,530 shares of BMW's Class A common stock. The Company intended to distribute to its shareholders all of its shares of BMW Class A common stock. BMW was unable to begin making payment of the promissory note as scheduled, and the Company agreed to extend the date on which the first monthly installment was due, first to September 2005 and then to December 2005. No payments were received as of December 31, 2005 and, as a result, the Company has written off the receivable and reported a loss of $87,500 in the accompanying financial statements. Further, it is the understanding of the Company that BMW has filed a bankruptcy petition and it is not anticipated that BMW will recover. Accordingly, the distribution of Class A common stock to the Company's shareholders will not occur.

NOTE 17- UNREGISTERED SALE OF EQUITY SECURITIES TO LOTHIAN OIL INC.

      On December 19, 2005 the Company's shareholders approved the sale of 1,093,333 shares of the Company's common stock, $0.001 par value, and warrants to purchase an additional 2,906,666 shares of common stock to Lothian Oil Inc. Proceeds from the sale of these securities were used to repay a line of credit made to the Company by ALMAC Financial Corporation, a corporation wholly-owned by Walter G. Mize, formerly the largest shareholder of the Company. Any funds remaining after payment of the line of credit were used by the Company for working capital purposes.

      As part of the agreement, Lothian and the Company entered into a development and operating agreement relative to certain properties belonging to the Company's wholly-owned subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, and an assignment and assumption interest relative to a portion of the Company's working interest in those properties.

                           UNITED HERITAGE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 17- UNREGISTERED SALE OF EQUITY SECURITIES TO LOTHIAN OIL INC.- continued

      In addition, Lothian purchased 2,666,667 restricted shares of Company common stock from Walter G. Mize, Chairman of the Board of Directors and formerly the Company's largest shareholder, President and Chief Executive Officer, and six other shareholders for an aggregate purchase price of $10,651,000 or $3.99 per share. Lothian paid the purchase price with a promissory note.

NOTE 18 - SUBSEQUENT EVENTS

      The Company received a staff determination in January 2006 from NASDAQ stating that it was in compliance with the minimum bid price requirement for continued listing under the symbol of UHCP.

                           FORWARD-LOOKING STATEMENTS

      This report by United Heritage Corporation (referred to in this report as the "Company", "we", "us" or "our") contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "plan," "forecast," and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

o     The occurrence of cash flow shortages that the Company cannot fund;

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

Part I, Item 2.  Management's Discussion and Analysis or Plan of Operations

Overview

      We are an independent producer of natural gas and crude oil based in Cleburne, Texas. We operate our business through our wholly owned subsidiaries, UHC Petroleum Corporation ("Petroleum"), UHC Petroleum Services Corporation ("Services"), and UHC New Mexico Corporation ("New Mexico"), all of which are sometimes collectively referred to in this report as the "subsidiaries." Petroleum and New Mexico produce from properties we lease in Texas and New Mexico, respectively. We acquired our Texas property, which includes 114 wells, in February 1997 and our New Mexico property, which includes 278 wells, in June 1999. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells, however the revenues we earn from our operations, even used in conjunction with loans we obtained and investment proceeds, have not provided us with enough money to undertake major development of these properties.

      On December 19, 2005, the Company's shareholders approved a one-for-three reverse stock split. The reverse stock split was effective December 22, 2005. The Company retained the current par value of $.001 per share for all common shares. All references to the number of shares outstanding, per share amounts, and stock options and warrants have been restated to reflect the reverse stock split.

Sale of Restricted Common Stock to Lothian Oil Inc. and Management Changes

      On December 19, 2005 the Company's shareholders approved the sale of 1,093,333 shares of the Company's common stock, $0.001 par value, and warrants to purchase an additional 2,906,666 shares of common stock to Lothian Oil Inc., referred to in this report as "Lothian". Proceeds from the sale of these securities were used to repay a line of credit made to the Company by ALMAC Financial Corporation, a corporation wholly-owned by Walter G. Mize, formerly the Chief Executive Officer, President and largest shareholder of the Company and its current Chairman of the Board of Directors.

      In addition, Lothian purchased 2,666,667 restricted shares of the Company's common stock from Mr. Mize and six other shareholders for an aggregate purchase price of $10,651,000 or $3.99 per share. Lothian paid the purchase price with a promissory note.

      In conjunction with its purchase of the Company's common stock, Lothian was entitled to name four individuals to the Company's Board of Directors. This right was conditioned on the approval by the Company's shareholders of an amendment to the Company's bylaws that would permit the maximum number of Board members to be eleven, rather than nine. The Company's shareholders approved the amendment on December 19, 2005 and on that date Lothian named Mr. Kenneth Levy and Mr. C. Scott Wilson to the Board.

      Also on that date Mr. Levy was appointed by the Board of Directors as the Company's Chief Financial Officer and Secretary, replacing Mr. C. Dean Boyd.

      On December 28, 2005, C. Scott Wilson was appointed Chief Executive Officer and President of the Company. Mr. Wilson's appointment followed the resignation of Walter G. Mize as Chief Executive Officer and President of the Company, which was effective December 28, 2005. Mr. Mize continues to act as Chairman of the Board of Directors.

Oil and Gas Properties

      Our property in Texas is made up of approximately 10,502 acres of oil and gas in South Texas that produce from the Val Verde Basin. Monthly oil production from Petroleum as of March 31, 2005 was 118 BBL of oil.

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

      On August 2, 2005 the Company elected to participate with Dominion in an additional 1,555 acre oil and gas lease acquisition. The Company paid $14,556 for its proportionate share of the cost of the lease.

      In December 2005 the Company elected to participate with Dominion in an additional 640 acre oil and gas lease acquisition in Edwards County, Texas. The Company paid $12,000 for its proportionate share of the cost.

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

      Under an agreement with the New Mexico Oil Conservation Division entered into in December 2005, the Company has agreed that the wells located in New Mexico will be producing by March 2009, and any well not producing by that date will be put in either a temporarily abandoned status or plugged and abandoned.

      On October 7, 2005, Lothian and the Company entered into a development and operating agreement relative to certain properties belonging to the Company's wholly-owned subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, and an assignment and assumption interest relative to a portion of the Company's working interest in those properties. Under this agreement Lothian agrees to fund the initial development plan for the Cato San Andres Unit in New Mexico. In exchange for funding of the capital development of all of the Company's properties, Lothian will receive a 70% working interest and the Company will keep a 30% working interest. Lothian will be responsible for 100% of the Company's portion of the capital expenditures for the development of the properties. Revenues will be divided on the same proportion as the respective working interest.

Sale of Meat Products Assets

      Pursuant to a Reorganization Agreement and an Agreement and Plan of Merger entered into on January 27, 2005, we transferred certain assets of National Heritage Sales Corporation, including the "Heritage Lifestyle" trademarks, point of sale material and goodwill, to Heritage Food Group, another subsidiary. On January 27, 2005 Heritage Food Group was merged into BMW Holdings, Inc. (BMW), an unrelated third party, with BMW being the surviving corporation in the merger. As consideration for the transfer, BMW agreed to pay us $75,000 in 12 equal monthly installments, which payments were to begin 30 days after the merger was consummated. We agreed to further extend the date on which BMW was to begin making these payments, first to September 2005 and then to December 2005. As a result of the merger, the Company obtained a 7.5% interest in BMW, consisting of 8,823,530 shares of BMW's Class A common stock. The Company intended to distribute to its shareholders all of its shares of BMW Class A common stock.

      BMW has not paid any portion of the consideration owed for the transfer and we believe that BMW has filed a petition seeking relief under the United States Bankruptcy Code. Because the Company does not believe that BMW will be able to pay the consideration, even in installments, it has written off the receivable as a loss during the quarter ended December 31, 2005. Furthermore, the dividend distribution of Class A common stock to the Company's shareholders will not occur.

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

Results of Operations

Three months and nine months ended December 31, 2005 as compared to the three months and nine months ended December 31, 2004

      Meat Products. There were no product sales for the three month periods ended December 31, 2005 and 2004, respectively. National Heritage Sales Corporation had minimal product sales of $ 8,694 during the nine month period ended December 31, 2005, as compared to sales for the nine month period ended December 31, 2004 of $51,296. National is no longer selling meat and poultry products, has sold its assets related to this activity and does not intend to re-enter this market.

      Oil and Gas. Gross sales of oil and gas were $181,436 and $484,267 for the three month and nine month periods ended December 31, 2005. Revenues from the sale of oil and gas for the prior year were $134,454 and $360,763 for the three month and nine month periods. The increase in revenue for the current year periods results from higher per-unit sales prices. Production and operating costs for the three month period ended December 31, 2005 were higher at $85,799 compared to $60,751 for the same period during the prior year. The costs for the nine month period ended December 31, 2005 were also higher at $254,156 as compared to $213,689 for the nine month period ended December 31, 2004, a difference of $40,467 or 19%. The increase in costs for the three month and nine month periods ended December 31, 2005 is primarily due to gas marketing costs.

      As of December 31, 2005, receivables from one oil and gas customer comprised approximately 53% of our receivable balance. We consider this receivable to be fully collectible, based on our prior relations with this customer. If we were to lose this customer, we believe that it could be easily replaced since buyers of crude oil are plentiful.

      Selling Expenses. We have had no selling expenses during the three month and nine month periods ended December 31, 2005 and selling expenses for the same periods in the prior year were nominal.

      Depreciation and Depletion. Due primarily to the sale of National iHeritage Sales Corporation's food products assets, depreciation and depletion declined by $16,550, from $63,740 for the nine month period ended December 31, 2004 to $47,190 for the nine month period ended December 31, 2005.

      General and Administrative. For the three month period ended December 31, 2005 general and administrative costs increased by $49,401 over the three month period ended December 31, 2004. This increase was due primarily to costs, including legal fees, associated with preparation for our annual meeting and increased NASDAQ fees associated with the issuance of common stock to Lothian Oil Inc. Due to decreased corporate costs for professional fees, consultants and investor relations, general and administrative expenses decreased by $222,199, to $727,634 for the nine month period ended December 31, 2005 as compared to $949,833 for the nine month period ended December 31, 2004.

      Interest Expense. Interest expense was $65,654 and $218,372 for the three month and nine month periods ended December 31, 2005, respectively, as compared to$83,842 and $243,763, respectively, of interest expense incurred for the three month and nine month periods ended December 31, 2004. The decrease in interest expense resulted from a decrease in the Company's debt.

      Other Income (Expense). During the three months ended December 31, 2005, the Company recognized a gain of $116,457 on the elimination of certain payables which had been accrued as costs and expenses in previous years. Also, during this period the Company wrote off the receivable in the amount of $87,500 recorded in the 2005 fiscal year when the primary assets of the Meat Products segment were sold to BMW Holdings, Inc. BMW did not make any payments toward this obligation and we believe that it has filed for bankruptcy protection.

      On a consolidated basis, we had a net loss for the nine month period ended December 31, 2005 of $733,626 as compared to the net loss of $1,108,695 for the nine month period ended December 31, 2004, an improvement of $375,069. The primary reason for the decrease in net loss for the nine month period ended December 31, 2005 is reduced corporate costs and fees together with increased oil and gas sales.

      During the nine-month period ended December 31, 2005, we applied cash of $700,829 to our operations. Investing activities for the nine month period ended December 31, 2005 provided cash of $134,380 which resulted from the sale of lease rights to Dominion for $625,000 net of additions to oil and gas properties during the period. Cash flow from financing activities was $632,756 representing $311,850 of funds raised from the issuance of common stock upon exercise of warrants and $3,444,000 from the sale of restricted shares to Lothian, offset by the payment of $3,203,994 to ALMAC Financial Corporation to payoff the principal amount due under the Company's line of credit. By comparison, our operating activities used $384,838 of cash flow during the nine-month period ended December 31, 2004. Investing activities used cash in the amount of $462,807 for the nine-month period ended December 31, 2004, representing additions to oil and gas properties. Cash flow from financing activities was $456,512 for the period ended December 31, 2004, primarily from borrowing activity.

      Our sales revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations. On June 27, 2005 ALMAC Financial Corporation, an entity owned by Walter G. Mize, our former President, Chief Executive Officer and largest shareholder, committed under certain terms and conditions to renew, extend, and increase our revolving credit line from $4 million to $6.5 million. During the nine month period ended December 31, 2005, the Company paid the line of credit in full. The funds used to repay ALMAC Financial Corporation came from the sale of securities to Lothian.

      During February 2004 we completed private offerings of our securities to accredited investors. We raised gross proceeds of $1.7 million through these offerings, and, if the warrants issued to the investors were fully exercised, we would receive $5,950,000 in additional proceeds. We used the proceeds from these offerings to repay a portion of the line of credit from ALMAC Financial Corporation, to continue the development and exploitation of our oil producing property in Texas and for general business purposes. As of December 31, 2005 36,667 warrants having a price of $2.25 per share, 51,333 warrants having a price of $3.00 per share and 50,233 warrants having a price of $1.50 per share have been exercised and funds totaling $311,850 were received upon issuance of common stock from the exercise of these warrants. We need to raise or otherwise obtain additional funds, such as through loans, in order to fully develop our oil and gas properties.

      On December 19, 2005, the Company's shareholders approved a Securities Purchase Agreement (the "Agreement") with Lothian pursuant to which Lothian agreed to purchase, 1,093,333 shares of our common stock, $0.001 par value, and warrants to purchase an additional 2,906,666 shares of common stock for the aggregate purchase price of $3,444,000, or $3.15 per share, in cash. The warrants have a term of five years and were issued as follows: (i) a warrant for the purchase of 953,333 shares with an exercise price of $3.15 per share; (ii) a warrant for the purchase of 1,000,000 shares with an exercise price of $3.36 per share; and (iii) a warrant for the purchase of 953,333 shares with an exercise price of $3.75 per share.

      Proceeds from the sale of these securities were used to repay the principal amount due under a line of credit made to the Company by ALMAC Financial Corporation, a corporation wholly-owned by Mr. Mize.

      In conjunction with the Agreement, Lothian and the Company entered into a development and operating agreement relative to certain properties belonging to the Company's wholly-owned subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, and an assignment and assumption interest relative to a portion of the Company's working interest in those properties. Under this agreement Lothian agrees to fund the initial development plan for the Cato San Andres Unit in New Mexico. In exchange for funding of the capital development of all of the Company's properties, Lothian will receive a 70% working interest and the Company will keep a 30% working interest. Lothian will be responsible for all of the Company's portion of the capital expenditures for the development of the properties. Revenues will be divided on the same proportion as the respective working interest.

      Our equity capital has increased $3,137,294 since March 31, 2005, the previous fiscal year-end. This increase is primarily the result of the issuance of common stock to Lothian in exchange for an aggregate purchase price of $3,444,000, offset by the net loss of $733,626 for the nine-month period ended December 31, 2005.

      We had a working capital deficit of $707,289 as of December 31, 2005, a decrease of $195,770 as compared to the working capital deficit reported at March 31, 2005 of $903,059. Current assets decreased $86,608 during the nine-month period ended December 31, 2005 due primarily to the write off of the receivable due from BMW. Current liabilities decreased by $282,378 due to the pay-off of accrued interest related to the ALMAC note payable, offset by an increase in trade accounts payable primarily related to workover costs in New Mexico.

      Our total assets were $39,427,677 at December 31, 2005 as compared to $ 39,683,457 at March 31, 2005. The decrease in assets from March 31, 2005 was due primarily to the losses we incurred during the nine months ended December 31, 2005.

Part I, Item 3.  Controls and Procedures

      An evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

Part II - Other Information

Item 1. Legal Proceedings

      Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On December 19, 2005 the Company's shareholders approved the sale of 1,093,333 shares of the Registrant's common stock, $0.001 par value (the "Common Stock"), and warrants to purchase an additional 2,906,666 shares of Common Stock to Lothian Oil Inc. The aggregate purchase price for the Common Stock was $3,444,000, or $3.15 per share, in cash. The warrants have a term of five years and were issued as follows: (i) a warrant for the purchase of 953,333 shares with an exercise price of $3.15 per share; (ii) a warrant for the purchase of 1,000,000 shares with an exercise price of $3.36. per share; and (iii) a warrant for the purchase of 2,860,000 shares with an exercise price of $3.75 per share.

      The Company relied on section 506 of the Securities Act of 1933 to issue the securities, inasmuch as the common stock and the warrants were sold without any form of general solicitation or general advertising and the sale was made to an accredited investor.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of our stockholders was held on December 19, 2005. The stockholders voted on the following matters: (1) electing directors to serve for the ensuing year; (2) approving the appointment of Weaver and Tidwell, L.L.P. as our independent auditors for the fiscal year ending March 31, 2006; (3) amendment to the Company's Articles of Incorporation to revise the purpose clause; (4) authorization of a three-for-one reverse split of the Company's common stock; (5) approval of sale of the Company's securities to Lothian Oil Inc.; (6) approval of the issuance of the Company's securities to Richardson & Patel L.L.P.; (7) amendment of the Company's bylaws to increase the number of directors; and (8) amendment of the Company's bylaws to allow stockholders of the Company to vote by written consent.

      (1) The results of the voting for the election of directors were as follows:

          Name of Nominee               For                         WithheldAgainst
          -------------------------     ---------------     -----------------------------
          Walter G. Mize                18,181,014              159,264        45,188
          C. Dean Boyd                  18,168,777              171,501        45,188
          Harold L. Gilliam             18,168,675              171,603        45,188
          Joe Martin                    18,168,683              171,595        45,188
          Theresa D. Turner             18,171,199              169,079        45,188
          Larry G. Coker                18,171,224              169,054        45,188
          Thomas J. Pernice             18,168,827              171,451        45,188

      (2) The results of the voting for approving the appointment of Weaver & Tidwell, L.L.P. as the independent auditors of the Company for the fiscal year ending March 31, 2006 were as follows:

            For                    Against                Abstain               Broker Non-Vote
            ---                    -------                -------               ---------------
            18,215,264             31,740                 3,537                 134,925

         (3) The results of the voting for approving the amendment to Article III of the Company's Articles of Incorporation were as follows:]

            For                    Against                Abstain
            ---                    -------                -------
            18,111,368             119,486                154,612

         (4) The results of the voting for authorization to effect a Reverse Split of the Company's common stock were as follows:

            For                    Against                Abstain
            ---                    -------                -------
            18,021,027             204,855                159,584

         (5) The results of the voting for approval of sale of the Company's securities to Lothian Oil Inc. were as follows:

            For                    Against                Abstain
            ---                    -------                -------
            13,277,293             71,768                 5,036,405

         (6) The results of the voting for approval of the issuance of securities to Richardson & Patel LLP were as follows:

            For                    Against                Abstain
            ---                    -------                -------
            13,212,896             134,454                5,038,116

         (7) The results of the voting to amend the Company's bylaws to increase the number of Directors were as follows:

            For                    Against                Abstain
            ---                    -------                -------
            18,103,516             128,431                153,519

         (8) The results of the voting to amend the Company's bylaws to vote by written consent were as follows:

            For                    Against                Abstain
            ---                    -------                -------
            18,195,643             40,326                 149,497

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

Item 5. Other Information

      On October 7, 2005, Lothian and the Company entered into a development and operating agreement relative to certain properties belonging to the Company's wholly-owned subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, and an assignment and assumption interest relative to a portion of the Company's working interest in those properties. Under this agreement Lothian agrees to fund the initial development plan for the Cato San Andres Unit in New Mexico. In exchange for funding of the capital development of all of the Company's properties, Lothian will receive a 70% working interest and the Company will keep a 30% working interest. Lothian will be responsible for all of the Company's portion of the capital expenditures for the development of the properties. Revenues will be divided on the same proportion as the respective working interest.

Item 6.  Exhibits

3.1 Articles of Incorporation, as amended (1)
3.2 Bylaws (1)
10.1 Securities Purchase Agreement between Lothian Oil Inc. and the registrant dated October 7, 2005 (2)
10.2 Securities Purchase Agreement between Lothian Oil Inc. and various selling shareholders dated October 7, 2005 (2)
10.3 Stock Pledge Agreement between Lothian Oil Inc. and various selling shareholders dated October 7, 2005 (2)
10.4 Promissory note dated October 7, 2005 executed by Lothian Oil Inc. in favor of selling shareholders (2)
10.5 Form of Warrant Agreement dated October 7, 2005 issued to Lothian Oil Inc.
(2)
10.6 Escrow Agreement dated October 7, 2005 among United Heritage Corporation, Lothian Oil Inc., Almac Financial Corporation and Community Bank (2)
10.7 Escrow Agreement dated October 7, 2005 among Lothian Oil Inc., Community Bank and the Selling Shareholders (2)
10.8 Operating Agreement dated October 7, 2005 with Lothian Oil Inc. (2)
31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)
31.2 Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (2)
Certification Pursuant to Section 1350 of Title 18 of the United States Code (2)

(1) Incorporated by reference from Form S-18 file no. 2-73370, filed with the Securities and Exchange Commission on July 24, 1981.
(2) Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED HERITAGE CORPORATION


                                      By: /s/ C. Scott Wilson
                                          --------------------------------------
Date:  February 14, 2006                  C. Scott Wilson, President and
                                          Chief Executive Officer


                                      By: /s/ Kenneth Levy
                                          --------------------------------------
Date:  February 14, 2006                  Kenneth Levy, Chief Financial
                                          Officer and Secretary