Form 10QSB/A
period 2005-12-31
UNITED HERITAGE CORP
filed 2006-02-15
CIK 354567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [ ] Yes     [ x ] No

The number of shares of common stock, $0.001 par value, outstanding at January 31, 2006, was 6,446,758 shares.

Transitional Small Business Format
(Check one)    Yes [ ]   No( x )

                                EXPLANATORY NOTE

      United Heritage Corporation (the "Company") hereby amends its quarterly report on Form 10-QSB filed by the Company on February 14, 2006 to revise the information included at Part II, Item 5.

Item 5. Other Information

      The description of the following agreements is qualified in its entirety by the text of the agreements, which are attached to this Quarterly Report on Form 10-QSB as Exhibit 10.8.

      On October 7, 2005, Lothian and the Company, UHC Petroleum Corporation, UHC New Mexico Corporation and UHC Petroleum Services Corporation entered into a Development and Exploration Agreement relative to certain properties belonging to the Company's wholly-owned subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, and an assignment and assumption interest relative to a portion of the Company's working interest in those properties. Under this agreement Lothian agreed to fund the initial development plan for the Cato San Andres Unit in New Mexico. In exchange for funding of the capital development of all of the Company's properties, Lothian will receive a 70% working interest and the Company will keep a 30% working interest. Lothian will be responsible for all of the Company's portion of the capital expenditures for the development of the properties. Revenues will be divided on the same proportion as the respective working interest.

      In conjunction with this agreement, the Company and UHC New Mexico Corporation (collectively, the "Borrowers") signed a note (the "Note") in the amount of $4,000,000 (the "Loan"), a Credit Agreement and a Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement. The Company is entitled to draw against the Note, from time to time, as funds are needed for development of the properties. As of December 31, 2005, the Company had made no draws against the Note.

      Pursuant to the terms of the Credit Agreement, the Note bears interest at the prime rate plus 1% (the "Contract Rate"). In the event of default, the Note will bear interest at the lesser of the highest lawful rate of interest and 4% over the Contract Rate. Default includes, but is not limited to, failure by the Borrowers to pay the Loan as required, failure by the Borrowers to perform any obligation under the Loan documents and the Borrowers' insolvency under state or federal bankruptcy or other debtor laws. The Note has a term of ten years, at which time all outstanding principal and accrued interest will be due and payable. Pursuant to the Credit Agreement, the Borrowers agree to indemnify Lothian from any injuries, claims, damages, judgments, liabilities, costs and expenses (including attorney's fees) in connection with, among other things, any defense of Lothian's rights under the agreement, the failure of the Borrower's to comply with the terms of the Credit Agreement or any other Loan document, the breach of any warranty or covenant included in the Loan documents, the Borrowers breach of or non-compliance with any environmental law applicable to them, the past ownership of any of the properties or past activity on any property that could result in liability to Lothian, and any other environmental, health or safety condition or any actual or prospective claim, litigation, investigation or proceeding relating to any such matters.

         The Loan is secured with a Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement covering 70% of the property leased by UHC New Mexico Corporation and 70% of the oil, gas and other products extracted or refined from the property. Lothian will receive up to 70% of the oil, gas and other products extracted or refined from the property, 70% of all amounts and proceeds payable under contracts for those products and 70% of any other amounts generated by the mortgaged property. Proceeds generated by the mortgaged property will be applied first to any amounts outstanding under the Note.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarter report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNITED HERITAGE CORPORATION


                                   By:  /s/ C. Scott Wilson
                                        ----------------------------------------
Date:  February 15, 2006                  C. Scott Wilson, President and
                                          Chief Executive Officer


                                   By:  /s/ Kenneth Levy
                                      ------------------------------------------
Date:  February 15, 2006                  Kenneth Levy, Chief Financial
                                          Officer and Secretary