Form 10KSB
period 2006-03-31
UNITED HERITAGE CORP
filed 2006-07-14
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Mark One:
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2006 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 For the Transition Period from ____________to_____________.
Commission File Number 0-9997

UNITED HERITAGE CORPORATION
(Exact name of registrant as specified in its charter)

UTAH	87-0372864
(State of Incorporation)	(IRS Employer Identification No.)

405 North Marienfeld, Suite 200, Midland, Texas 79701
(Address of principal executive offices)
(432) 686-2618
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $0.001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State issuer’s revenues for the most recent fiscal year: $601,685.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $14,124,001.50 as of July 10, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 13, 2006, 6,446,858 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

Reserves Restatement - On June 16, 2006, as a result of reservoir level reviews conducted by an independent engineering firm, we announced that we would revise downward our statements of proved reserves. We have restated the unaudited oil and gas reserve disclosures previously included in the footnotes accompanying our financial statements contained in the original Form 10-KSB filed for the fiscal years ended March 31, 2005, 2004, 2003, 2002, 2001 and 2000 to give effect to the removal of those volumes to the periods in which they did not represent proved reserves within the applicable rules of the Securities and Exchange Commission. Please refer to pages F-8 to F-10 for additional information regarding the reserves restatement.

Financial Restatement - In view of the overstatement of proved reserves, it was determined to restate our financial statements for the fiscal years ended March 31, 2005, 2004, 2003, 2002, 2001 and 2000 and the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005. This overstatement of proved reserves had the effect of understating the write-down of oil and gas properties for the fiscal year ended March 31, 2002 and depreciation, depletion and amortization expense for the fiscal years 2002, 2003, 2004 and 2005 which, in turn, caused the overstatement of various reported amounts. Please refer to pages F-8 to F-10 for additional information regarding the financial restatement.

The information herein reflects the restatements described above unless the context provides otherwise.

Rounding

Slight variances of numbers included in this Annual Report on Form 10-KSB may occur due to rounding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB filed by United Heritage Corporation (referred to as “United Heritage”, the “Company”, “we”, “us” or “our”) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	we may be unable to consummate the planned merger with Lothian Oil Inc., or to find another acceptable alternative which will allow us to develop or dispose of portions of our business;

•	costs or difficulties related to the integration of our businesses with that of Lothian Oil Inc. may be greater than expected and may result in the integration taking longer than anticipated;

•	we may be unable to realize, within the expected time frame, estimated operating results from our merger with Lothian Oil Inc.;

•	we may be unable to obtain the financing we need to implement our plan of bringing more oil and gas wells into production or to cover cash flow shortages;

•	there may be changes in regulatory requirements that adversely affect our business;

•	there may be adverse changes in the prices for oil and gas that adversely affect our business;

•	the recovery methods that we use in our oil and gas operations may not be successful;

•	our largest customers may not continue to do business with us; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

i

PART I

As used herein, reference to “United Heritage”, “the Company,” “management,” “we” and “our” refer to United Heritage Corporation and, where appropriate, its subsidiaries.

ITEM 1. BUSINESS

United Heritage Corporation is a Utah corporation that was formed in 1981. We are an independent producer of natural gas and crude oil based in Midland, Texas. We operate our business through our wholly owned subsidiaries, UHC Petroleum Corporation (“Petroleum”), UHC Petroleum Services Corporation (“Services”), and UHC New Mexico Corporation (“New Mexico”), which are sometimes collectively referred to in this report as the “subsidiaries”.

Recent Events

Reserve and Financial Restatements

Based on an engineering evaluation from an independent consulting firm that we retained for the purpose of estimating proved reserves and future net revenue from oil and gas reserves for the fiscal year ended March 31, 2006, our Board of Directors determined, on June 15, 2006, that our previously issued financial statements for the fiscal years ended March 31, 2005, March 31, 2004, March 31, 2003 and March 31, 2002 could not be relied upon because the reserves designated as “proved” were incorrectly stated. Upon further analysis of the reports, on June 29, 2006 our Chief Executive Officer, with the approval of our Board of Directors, determined that our previously issued financial statements for the fiscal years ended March 31, 2001 and March 31, 2000 could not be relied upon for the same reason. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The financial and reserve restatement information is included in this Annual Report. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our financial statements, which begins on page F-8.

Loan from Sterling Bank

On June 16, 2006, we and our wholly-owned subsidiary, UHC New Mexico Corporation (“New Mexico”) along with Lothian Oil Inc. (referred to in this Annual Report as “Lothian”) and its subsidiaries, Lothian Oil (USA) Inc. and Lothian Oil Texas I Inc., entered into a series of agreements, including a promissory note and an Amended and Restated Credit Agreement, with Sterling Bank (referred to in this discussion as the “Bank”) relating to an amendment to a credit facility advanced by the Bank to Lothian effective March 31, 2006.

The credit facility is a line of credit in the amount of $20,000,000 with availability established under an oil and gas borrowing base determined by the Bank in its sole discretion. On June 16, 2006, there was outstanding under the prior Credit Agreement between the Bank and Lothian $3,449,000 of principal and $14,948 of accrued and unpaid interest, plus a Letter of Credit in the amount of $500,000. These outstanding amounts constituted outstanding principal and interest and a Letter of Credit that made up part of the obligations under the Amended and Restated Credit Agreement. Proceeds of the credit facility may be used solely for capital expenditures in relation to the development of the properties used to secure the credit facility, payment of fees and expenses under the Amended and Restated Credit Agreement and/or for general corporate purposes. The Letter of Credit may be used solely for general corporate purposes, however, no Letter of Credit may be used in lieu or in support of stay or appeal bonds.

Except as otherwise described, interest accrues on the credit facility at the prime rate plus 0.75% at any time the loan balance is less than the “Commitment”, as that term is defined in the Amended and Restated Credit Agreement and at the prime rate plus 1.50% at any time the loan balance is equal to or greater than the Commitment. The Commitment is defined as the obligation of the Bank, subject to applicable provisions of the Amended and Restated Credit Agreement, to make loans to or for the benefit of the borrowing parties (including United Heritage and New Mexico) and to issue Letters of Credit in an aggregate amount not to exceed the lesser of (i) $20,000,000 and (ii) the borrowing base then in effect. Interest on past due principal and past due interest, to the extent permitted by applicable law, accrues at the prime rate plus 4%. Accrued and unpaid interest on the portion of the credit facility outstanding is due and payable monthly commencing on the last day of June 2006, and continuing on the last day of each calendar month thereafter while any amount of the outstanding principal balance remains outstanding. The outstanding principal balance on the promissory note, together with all accrued and unpaid interest, is due and payable on April 30, 2008.

On June 16, 2006 the borrowing base for the loan was designated by the Bank as $5,250,000. The borrowing base will be reduced on the last day of each month by an amount designated by the Bank. The Bank designated $0.00 as the reduction to the borrowing base as of June 16, 2006. The Bank will redetermine the borrowing base on a semi-annual basis on December 1st and June 1st of each year, starting on December 1, 2006. We, New Mexico, Lothian, Lothian Oil (USA) Inc. and Lothian Oil Texas I Inc., pledged all of our assets to secure repayment of the credit facility and our subsidiaries, Petroleum and Services, provided guarantees for the credit facility.

Creation of Preferred Stock

Our Articles of Incorporation authorize us to issue 5,000,000 shares of preferred stock, $0.0001 par value per share and allow the Board of Directors, without shareholder approval and by resolution, to designate the preferences and rights of the preferred stock. On February 22, 2006, our Board of Directors unanimously adopted and approved a “Certificate of Designation, Preferences and Rights of Series A Preferred Stock of United Heritage Corporation” and a “Certificate of Designation, Preferences and Rights of Series B Preferred Stock of United Heritage Corporation”. Collectively, these are referred to as the “Certificates of Designation”.

The Certificates of Designation created 133,334 shares of Series A Preferred Stock, 30,303 shares of Series B-1 Preferred Stock and 45,455 shares of Series B-2 Preferred Stock. The Certificates of Designation were filed with the Secretary of State of Utah on May 17, 2006.

On February 22, 2006 we and Lothian signed a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which Lothian will be merged into United Heritage. The creation of the Series A and Series B Preferred Stock will allow us, in accordance with the Merger Agreement, to issue shares of Series A and Series B-1 Preferred Stock in exchange for the Series A and Series B-1 Preferred Stock held by certain Lothian shareholders. Lothian currently has outstanding 220,000 shares of Series A Preferred Stock and 50,000 shares of Series B-1 Preferred Stock. No Series B-2 Preferred Stock has been issued, although Lothian has issued warrants for the purchase of 75,000 shares of Series B-2 Preferred Stock.

The 2006 Fiscal Year

Reverse Stock Split

On December 19, 2005 our shareholders approved a one-for-three reverse split of our common stock and on December 22, 2005 the reverse split was effected. Unless otherwise indicated, all discussions included in this Annual Report relating to the outstanding shares of our common stock, including shares of common stock to be issued upon the exercise of outstanding warrants and options, refer to post-split shares.

Sale of Restricted Common Stock and Merger with Lothian; Management Changes

On December 19, 2005 our shareholders approved the sale of 1,093,333 shares of our common stock, $0.001 par value, and warrants to purchase an additional 2,906,666 shares of our common stock to Lothian. Proceeds from the sale of these securities were used to repay a line of credit made to us by ALMAC Financial Corporation, a corporation wholly-owned by Walter G. Mize, formerly our Chief Executive Officer, President and largest shareholder.

In addition, Lothian purchased 2,666,667 shares of our common stock from Mr. Mize and six other shareholders for an aggregate purchase price of $10,651,000 or $3.99 per share. Lothian paid the purchase price with a promissory note.

In conjunction with its purchase of our common stock, Lothian was entitled to name four individuals to our Board of Directors. This right was conditioned on the approval by our shareholders of an amendment to our bylaws that would permit the maximum number of Board members to be eleven, rather than nine. Our shareholders approved the amendment on December 19, 2005 and on that date Lothian named Mr. Kenneth Levy and Mr. C. Scott Wilson to the Board.

Also on that date Mr. Levy was appointed by the Board of Directors as our Chief Financial Officer and Secretary, replacing Mr. C. Dean Boyd.

On December 28, 2005, Mr. Wilson was appointed by the Board of Directors as our Chief Executive Officer and President. Mr. Wilson’s appointment followed the resignation of Walter G. Mize as our Chief Executive Officer and President, which was effective December 28, 2005.

On February 21, 2006, Ms. Theresa D. Turner and Messrs. Walter G. Mize, Thomas J. Pernice, Larry G. Coker, Joe Martin, C. Dean Boyd and Harold Gilliam resigned from our Board of Directors. Pursuant to Article III, Section 8 of our bylaws, Mr. Wilson and Mr. Levy, as the remaining members of the Board of Directors, appointed Messrs. Bruce Ransom, Thomas Kelly, Raoul J. Baxter, Larry W. Wilton and Michael Raleigh to serve as directors until the next annual meeting of our shareholders. In accordance with the rules of the Nasdaq Stock Market, our Board of Directors has made an affirmative determination that Messrs. Kelly, Wilton and Baxter are independent directors, as defined in Rule 4200(a)(15). Our Board of Directors has also determined that Messrs. Kelly, Wilton and Baxter meet the criteria set forth in Rule 4350(d)(2), and have appointed these individuals as the members of the Audit Committee. Based on Lothian’s ownership of our common stock, we are relying on the Controlled Company exemption provided by Rule 4350(c)(5) in meeting the requirements of the Nasdaq Stock Market regarding the composition of our Board of Directors.

On February 22, 2006, we entered into a Merger Agreement and Plan of Reorganization (referred to in this Annual Report as the “Merger Agreement”) with Lothian. Pursuant to the terms of the Merger Agreement, each outstanding share of Lothian common stock will be exchanged for .60606 of a share of our common stock and each share of Lothian Series A Preferred Stock and Lothian Series B-1 Preferred Stock will be exchanged for .60606 of a share of our Series A Preferred Stock and Series B-1 Preferred Stock, respectively. Each of our shareholders on April 26, 2006 (with the exception of Lothian) will receive a warrant to purchase one share of our common stock for each share of our common stock owned by the shareholder on that date. The warrants will have a term of five years and an exercise price of $3.00 per share. After the merger, our shareholders will own approximately 17.26% of the issued and outstanding shares of our common stock and the Lothian shareholders will own approximately 82.74% of the issued and outstanding shares of our common stock. After the merger, the current holders of Lothian’s Series A and Series B-1 Preferred Stock will own 100% of our Series A and Series B-1 Preferred Stock.

There are currently warrants outstanding for the purchase of 20,095,737 shares of Lothian common stock and 75,000 shares of Lothian Series B-2 Preferred Stock. We will assume all of the warrants, whether or not exercisable and whether or not vested. The number of warrants we issue and the exercise price thereof will be adjusted to reflect the exchange rate of one share of Lothian stock for .60606 of a share of our stock. Of the warrants to exercise 20,095,737 shares of Lothian common stock, 1,200,000 become exercisable after either (i) the redemption of the Series B-2 Preferred Stock or (ii) the conversion of the Series B-2 Preferred Stock into common stock, through and including the fifth anniversary of the date when the first shares of Series B-2 Preferred Stock are issued. No shares of Series B-2 Preferred Stock have yet been issued.

With the exception of 2,666,666 shares of common stock that are held as collateral by Walter G. Mize, our former Chairman of the Board, as security for payment of a loan (which shares will be canceled upon payment of the loan), the shares of common stock and the warrants owned by Lothian will be cancelled upon the consummation of the merger.

There are currently options issued from the Lothian Oil Inc. Stock Incentive Plan for the purchase of 654,300 shares of Lothian common stock. We will assume these options, which will be converted at the rate of one share of Lothian common stock for .60606 of a share of our common stock.

We believe that the merger with Lothian will strengthen and add depth to management, provide savings in the areas of administration and corporate costs and add capacity in both oil and gas producing properties and funds available for property development.

On-Going Operations

On October 7, 2005, we entered into a Development and Exploration Agreement with Lothian relating to certain properties and an assignment and assumption interest relative to a portion of our working interest in those properties. Under this agreement Lothian agreed to loan funds to us for the development of the Cato San Andres Unit in New Mexico. In conjunction with this agreement, we signed an Operating Agreement naming Lothian as the operator of our properties in Edwards County, Texas and Chavez and Roosevelt Counties, New Mexico.

The loan is in the amount of $4,000,000 (the “Cato Unit Loan”) and is memorialized by a promissory note signed by us and by New Mexico. We may draw down the Cato Unit Loan as needed for development of the Cato San Andres Unit. As of March 31, 2006, we had drawn a total of $1,217,264.

As part of the Cato Unit Loan transaction, United Heritage and New Mexico signed a Secured Credit Agreement and a Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement.

Pursuant to the terms of the Secured Credit Agreement, the promissory note bears interest at the prime rate announced by Citibank plus 1% (the “Contract Rate”). In the event of default, the promissory note will bear interest at the lesser of the highest lawful rate of interest and 4% over the Contract Rate. Default includes, but is not limited to, failure to pay the Cato Unit Loan as required, failure to perform any obligation under the Cato Unit Loan documents and the insolvency of United Heritage and New Mexico under state or federal bankruptcy or other debtor laws. All outstanding principal and accrued interest will be due and payable ten years from the date of the promissory note. Pursuant to the Secured Credit Agreement, we and New Mexico agreed to indemnify Lothian from any injuries, claims, damages, judgments, liabilities, costs and expenses (including attorney’s fees) in connection with, among other things, any defense of Lothian’s rights under the agreement, the failure of United Heritage and New Mexico to comply with the terms of the Secured Credit Agreement or any other Cato Unit Loan document, the breach of any warranty or covenant included in the Cato Unit Loan documents, the breach of or non-compliance with any environmental law applicable to them, the past ownership of any of the properties or past activity on any property that could result in liability to Lothian, and any other environmental, health or safety condition or any actual or prospective claim, litigation, investigation or proceeding relating to any such matters.

The Cato Unit Loan is secured with a Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement covering 70% of the oil, gas or other mineral leases held by New Mexico, 70% of the benefits derived from agreements relating to the leases (such as area of mutual interest agreements, operating agreements or equipment leases), all appurtenances and properties belonging to or affixed to the leases (such as pipelines, oil wells or gas wells) and 70% of the oil, gas and other products extracted or refined from the property. The Cato Unit Loan advances are repayable monthly from 70% of our share of the oil and gas proceeds produced by the Cato San Andres Unit. The proceeds generated by the mortgaged property will be applied first to any interest accrued on the Cato Unit Loan and then to the outstanding principal amount.

Pursuant to a Subordination Agreement signed in conjunction with the loan from Sterling Bank, Lothian agreed to subordinate repayment of the Cato Unit Loan to the payment and performance of the Amended and Restated Credit Agreement and to subordinate the liens and security interests securing repayment of the Cato Unit Loan to the liens and security interests securing repayment of the obligations set forth in the Amended and Restated Credit Agreement. In certain instances, which are defined in the Subordination Agreement, payments of interest may be made to Lothian.

On March 31, 2006, Lothian loaned United Heritage an additional $2,500,000 (the “Wardlaw Loan”) pursuant to the terms of a promissory note and Secured Credit Agreement that were signed in conjunction with a Development and Exploration Agreement that was effective on March 31, 2006. We may draw down the Wardlaw Loan as needed for development of the Wardlaw Field. As of March 31, 2006, we had drawn a total of $195,739.

The Development and Exploration Agreement requires us to use all of the proceeds from the Wardlaw Loan to pay for the capital cost of drilling and equipping new wells and establishing and improving production from existing wells on the Wardlaw property, which is located in Edwards County, Texas. The Development and Exploration Agreement also requires us to repay the Wardlaw Loan on a monthly basis from 70% of our share of the oil and gas proceeds from the Wardlaw property.

Pursuant to the terms of the Secured Credit Agreement, the promissory note bears interest at the prime rate announced by Citibank plus 1% (which, as it is in the Credit Agreement for the Cato Unit Loan, is defined as the “Contract Rate”). In the event of default, the promissory note will bear interest at the lesser of the highest lawful rate of interest and 4% over the Contract Rate. Default includes, but is not limited to, failure to pay the Wardlaw Loan as required, failure to perform any obligation under the Wardlaw Loan documents and the insolvency of United Heritage under state or federal bankruptcy or other debtor laws. All outstanding principal and accrued interest will be due and payable ten years from the date of the promissory note. Pursuant to the Secured Credit Agreement, we agreed to indemnify Lothian from any injuries, claims, damages, judgments, liabilities, costs and expenses (including attorney’s fees) in connection with, among other things, any defense of Lothian’s rights under the agreement, the failure of United Heritage to comply with the terms of the Secured Credit Agreement or any other Wardlaw Loan document, the breach of any warranty or covenant included in the Wardlaw Loan documents, the breach of or non-compliance with any environmental law applicable to them, the past ownership of any of the properties or past activity on any property that could result in liability to Lothian, and any other environmental, health or safety condition or any actual or prospective claim, litigation, investigation or proceeding relating to any such matters.

Like the Cato Unit Loan, the Wardlaw Loan is secured with a Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement covering 70% of the oil, gas or other mineral leases held by us in Texas, 70% of the benefits derived from agreements relating to the leases (such as area of mutual interest agreements, operating agreements or equipment leases), all appurtenances and properties belonging to or affixed to the leases (such as pipelines, oil wells or gas wells) and 70% of the oil, gas and other products extracted or refined from the property. The Wardlaw Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by our Texas properties. The proceeds generated by the mortgaged property will be applied first to any interest accrued on the Wardlaw Loan and then to the outstanding principal amount.

We did not subordinate repayment of the Wardlaw Loan to the payment and performance of the Amended and Restated Credit Agreement with Sterling Bank.

Petroleum’s leaseholds include 130 wellbores in the Wardlaw Field, located approximately 28 miles west of Rocksprings in Edwards County, Texas. Of these wells, approximately 44 are currently capable of producing. We are in the process of evaluating the remaining wells. The Wardlaw Field lies in the southeast portion of the Val Verde Basin with oil production from the field coming from the Glen Rose formation at a depth of less than 600 feet. Petroleum is a party to two leases consisting of approximately 10,360 gross acres of which approximately 10,218 gross acres are undeveloped. Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled, therefore, based on drilling done in the past, the primary lease term is currently extended to 2013.

Production in the Wardlaw Field is currently done via the casing swab method and progressive cavity pumps.

On April 20, 2005, Petroleum assigned 7,840 specific net acres of the Val Verde Basin leasehold to Dominion Oklahoma Texas Exploration & Production, Inc., which is a petroleum exploration and production company owned by Dominion Resources, Inc. (referred to in this discussion as “Dominion”). Petroleum and Dominion also agreed to an area of mutual interest which surrounds the 7,840 specific net acres and encompasses approximately 12,800 acres. The assignment to Dominion is for development of wells in depths below 2000 feet. Petroleum reserved the right to develop wells above 2000 feet. The term of the assignment is two years, but will continue so long as oil, gas or associated hydrocarbons are produced in paying quantities. The assignment provides that the first well is to be commenced within two years from the date of the assignment, and that subsequent wells must be drilled every 180 days. Dominion and Petroleum are currently negotiating the terms of a Joint Operating Agreement. On June 21, 2006 Dominion notified us of its intention to drill a well.

Petroleum received as consideration for the assignment cash, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner, on a “well by well” basis, in the development of the entire acreage.

On August 2, 2005 we elected to participate with Dominion in an additional 1,555 acre oil and gas lease acquisition. We paid $14,556 for our proportionate share of the cost of the lease. In December 2005 we again elected to participate with Dominion in an additional 640 acre oil and gas lease acquisition in Edwards County, Texas. We paid $12,000 for our proportionate share of the cost.

New Mexico acquired its oil and gas properties in June 1999. New Mexico leases three fields located in New Mexico, the Cato San Andres Unit, the Tom-Tom (San Andres) Field and, the Tomahawk (San Andres) Field, which consist of approximately 19,600 leasehold acres in the Permian Basin. These leases are held by production.

The Cato San Andres Unit (Cato) consists of 209 potentially productive wellbores on approximately 15,321 acres. Unitized and given waterflood status in 1989, Cato encompasses 24 sections in Northeast Chaves County, New Mexico. Cato was discovered in 1967, and produces from three porosity zones in the dolomitic San Andres reservoir at a depth ranging from approximately 3,100 to 3,600 feet. Produced water is generally reinjected into the reservoir. New Mexico receives a gross working interest of approximately 98% in Cato’s production. There are currently over 40 wells in production.

The Tom-Tom Field, located in Northeast Chaves County, New Mexico, is composed of nine leases with 52 potentially productive wellbores that cover approximately 3,160 acres. Tom-Tom was first discovered in April 1967. Most of the wells in the Tom-Tom Field were drilled during the mid to late 1970s. Through the leases, New Mexico is entitled to a 100% gross working interest in Tom-Tom’s production. The wells can be produced on a limited basis via the casing swab method using a self-contained truck-mounted casing swab unit.

The Tomahawk (San Andres) Field (“Tomahawk”) is located approximately 60 miles east of Roswell in southeastern New Mexico and is associated with the northwest portion of the Permian Basin. New Mexico’s six leases cover approximately 1,120 acres containing 31 potentially productive wellbores. Tomahawk was discovered in April 1977. Most of the wells acquired by New Mexico were drilled beginning in 1977. The average production depth in the field is approximately 4,100 feet. Through its leases, New Mexico is entitled to a 100% gross working interest in Tomahawk’s production. These wells also can be produced on a limited basis via the casing swab method.

In 2006 we commissioned an independent engineering study of our Texas and New Mexico oil and gas fields. This study is based on the limited methods of recovery that are now being utilized. The report estimated that, on a gross basis, 640,159 barrels of oil are recoverable and 2.974 BCF (billion cubic feet) of gas is recoverable, all from the oil and gas fields in New Mexico. The recovery of both the oil and gas was estimated to have a present value, discounted by 10%, of $8,107,985. After reviewing the study we determined that we would be required to restate our reserves and restate our financial statements. Please refer to pages F-8 through F-10 of this Annual Report for additional information relating to these restatements.

Under an agreement with the New Mexico Oil Conservation Division entered into in December 2005, we have agreed that the wells located in New Mexico will be producing by March 2009, and that any well not producing by that date will either be put into a temporarily abandoned status or plugged and abandoned. We are in compliance with this agreement.

Our goal has been to develop our properties to fully exploit all of their resources, but we have not been able to do this to date because of a lack of working capital.

The following table shows the total net oil and gas production from Texas and New Mexico for each of the three most recent fiscal years. Oil production is shown in barrels (Bbl), and natural gas production is shown in thousand cubic feet (Mcf).

March 31,
Area	2006	2005	2004

Texas

Oil	1,486 Bbl	1,450 Bbl	368 Bbl
Gas	—	—	—

New Mexico

Oil	5,894 Bbl	6,000 Bbl	8,358 Bbl
Gas	110,336 Mcf	118,751 Mcf	129,062 Mcf

The following table illustrates the average sales price and the average production (lifting) costs per barrel and per thousand cubic feet for each of the three most recent fiscal years.

	March 31,
	2006		2005		2004
Items	Oil	Gas	Oil	Gas	Oil	Gas
Texas
Avg. Sales Price/Unit	$36.80	—	$35.14	—	$15.70	—
Avg. Prod. Cost/Unit	$30.11	—	$21.46	—	$13.60	—
New Mexico
Avg. Sales Price/Unit	$44.72	$3.34	$37.69	$3.82	$24.86	$4.65
Avg. Prod. Cost/Unit[1]	$8.53	—	$7.89	—	$6.78	—

1Average production (lifting) costs are represented in barrels of oil equivalent (Boe) for New Mexico production.

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years:

March 31,
	2006		2005		2004
	Net	Dry	Net	Dry	Net	Dry
Wells Drilled	Productive Holes		Productive Holes		Productive Holes
New Mexico
Exploratory	—	—	—	—	—	—
Development	—	—	—	—	—	—
Texas
Exploratory	—	—	—	—	—	—
Development	—	—	—	—	—	—
TOTAL
Exploratory	—	—	—	—	—	—
Development	—	—	—	—	—	—

The following table illustrates estimates of the oil and gas reserves, both as reported and as restated, for the periods ended March 31, 2004, March 31, 2005 and March 31, 2006.

	Oil Reserves (Bbls)		Gas Reserves (Mcf)
	As Reported	As Restated	As Reported	As Restated

March 31, 2004
Estimated Proved Reserves	27,592,015	575,783	1,507,510	3,097,811
Extensions, additions and discoveries	—	—	—	—
Revisions to previous estimates	7,641,035	(1,144)	(6,046,500)	(44,295)
Production	(7,450)	(7,450)	(118,751)	(118,751)

March 31, 2005
Estimated Proved Reserves	35,225,600	567,189	7,602,559	2,934,765
Extensions, additions and discoveries	—	—	—	—
Revisions to previous estimates	(34,658,478)	(67)	(4,890,152)	(222,358)
Production	(7,380)	(7,380)	(110,336)	(110,336)

March 31, 2006	559,742	559,742	2,602,071	2,602,071

The following table sets forth our estimated net proved oil and natural gas reserves and the present value of estimated future net cash flows related to such reserves as of March 31, 2006. All product pricing and cost estimates used in the reserve reports are in accordance with the rules and regulations of the Securities and Exchange Commission. The standardized measure of discounted future net cash flows has been calculated using a discount factor of 10%.

You should not assume that the estimated future net cash flows or the present value of estimated future net cash flows, referred to in the table below, represent the fair value of our estimated oil and gas reserves. As required by the Securities and Exchange Commission, we determine estimated future net cash flows using period-end market prices for oil and gas without considering hedge contracts in place at the end of the period. Using the information contained in the reserve reports, the average 2006 year-end product prices for all of our properties were $66.66 per barrel of oil and $6.985 per MMBtu of gas.

	Proved Developed Producing	Proved Developed Non-Producing	Total Proved

Total Company

Oil (MBbls)	18,236	541,506	559,742
Natural Gas (MMcf)	341,451	2,260,620	2,602,071
Total Oil and Natural Gas (MBoe)	75,145	918,275	993,420
Estimated future net cash flows before tax	$415,853	$16,963,219	$17,379,072
Discounted future net cash flows before tax	$374,270	$7,733,714	$8,107,984

Cato San Andres Unit

Oil (MBbls)	18,236	541,506	559,742
Natural Gas (MMcf)	341,451	2,260,620	2,602,071
Total Oil and Natural Gas (MBoe)	75,145	918,275	993,420
Estimated future net cash flows before tax	$415,853	$16,963,219	$17,379,072
Discounted future net cash flows before tax	$374,270	$7,733,714	$8,107,984

Wardlaw Field

Oil (MBbls)	0	0	0
Natural Gas (MMcf)	0	0	0
Total Oil and Natural Gas (MBoe)	0	0	0
Estimated future net cash flows before tax	$0	$0	$0
Discounted future net cash flows before tax	$0	$0	$0

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

Accordingly, estimates of reserves and their values are inherently imprecise and are subject to constant revision and changes. These amounts should not be construed as representing the actual quantities of future production or cash flows to be realized from our oil and gas properties or the fair market value of these properties. Certain additional unaudited financial information regarding our reserves, including the estimated present value of future net cash flows, is set forth in Note 20 of the Notes to Consolidated Financial Statements included at Item 7 of this Annual Report.

We have no oil and gas reserves or production subject to long-term supply, delivery or similar agreements. Estimates of our total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

The following table illustrates the total gross and net oil and gas wells in which Petroleum and New Mexico had an interest at March 31, 2006. The existence of a productive well does not mean that the well is currently producing or will continue to be productive. We intend to continue evaluating our wells as we redevelop the properties. As we complete our evaluations, we will determine which, if any, wells may be produced and which may be plugged and abandoned.

	Productive Wells
	Gross		Net
Area	Oil	Gas	Oil	Gas
New Mexico	292	0	246	0
Texas	44	0	33	0
TOTAL	336	0	279	0

The following table illustrates the gross and net acres of developed and undeveloped gas and oil leases held by Petroleum and New Mexico at March 31, 2006.

	Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net
New Mexico	19,295	16,577	0	0
Texas	142	107	10,218	7,664
TOTAL	19,437	16,684	10,218	7,664

Discontinued Operations

In June 2000 our subsidiary, National Heritage Sales Corporation, began marketing a line of premium meat and poultry products under the brand Heritage Lifestyle™. Pursuant to a Reorganization Agreement and an Agreement and Plan of Merger entered into on January 27, 2005, we transferred certain assets of National Heritage Sales Corporation, including the “Heritage Lifestyle” trademarks, point of sale material and good will, to Heritage Food Group, another subsidiary. On January 27, 2005 Heritage Food Group was merged into BMW Holdings, Inc. (BMW), an unrelated third party, with BMW being the surviving corporation in the merger. Upon giving effect to the merger, the existing shareholders of BMW retained a 92.5% interest in BMW and we obtained a 7.5% interest in BMW, consisting of 8,823,530 shares of BMW’s Class A common stock. As consideration for the transfer, BMW agreed to pay us $75,000 in 12 equal monthly installments.

BMW has not paid any portion of the consideration owed for the transfer and we believe that BMW has filed a petition seeking relief under the United States Bankruptcy Code. Because we do not believe that BMW will be able to pay the consideration, even in installments, we wrote off the receivable as a loss during the quarter ended December 31, 2005. Furthermore, we believe it is unlikely that the dividend distribution of Class A common stock to our shareholders will occur.

Competition

The oil and gas industry is highly competitive. We compete with other oil and gas companies and investors in searching for, and obtaining, future desirable prospects, in securing contracts with third parties for the development of oil and gas properties, in securing contracts for the purchase or rental of drilling rigs and other equipment necessary for drilling operations, and in purchasing equipment necessary for the completion of wells, as well as in the marketing of any oil and gas which may be discovered. Many of our competitors are larger than we are and have substantially greater access to capital and technical resources than we do, giving them a substantial competitive advantage. We do not represent a significant presence in the oil and gas industry.

Regulation

As described below, oil and gas operations are subject to various types of regulation by state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects our profitability.

State Regulation of Oil and Gas Production. The states of Texas and New Mexico regulate the production and sale of natural gas and crude oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, most states regulate the rate of production and may establish maximum daily production allowables for wells on a market demand or conservation basis. To date, we have not found these regulations burdensome to comply with.

Environmental Regulations. The activities of Petroleum and New Mexico are subject to federal and state laws and regulations governing environmental quality and pollution control. These regulations have a material effect on the operations of Petroleum and New Mexico, but the cost of such compliance has not been material to date. However, we believe that the oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an “owner” or “operator” of property where hazardous materials may exist or be present, Petroleum and New Mexico, like all others in the petroleum industry, could be liable for fines and/or “clean-up” costs, regardless of whether the release of a hazardous substance was due to their conduct.

Employees

We share the use of seven full time employees with our subsidiaries. These employees are provided to us by Lothian.

Financial Information by Segment

Revenues and net income by segment are presented below for the last two fiscal years and identifiable assets are shown by segment at the end of each of the two fiscal years:

	March 31, 2006	March 31, 2005
		As Reported	As Restated

Revenue
Oil and Gas	$592,991	$483,151	$483,151
Food Products	8,694	55,085	55,085
Interest Income	—	222	222

Net Income (Loss)
Oil and Gas	$(24,096,809)	$(42,008)	$(274,422)
Food Products	(181,066)	(211,968)	(211,968)
Corporate (Parent)	(1,143,445)	(559,219)	(516,337)

Identifiable Assets (Year End)
Oil and Gas	$15,326,519	$39,469,394	$37,516,893
Food Products	0	137,973	137,973
Corporate (Parent)	135,086	76,090	227,718

ITEM 2.	PROPERTIES

Until February 22, 2006, we and our subsidiaries operated out of offices provided by Walter G. Mize, our former Chief Executive Officer, President and Chairman of the Board of Directors. The facilities were located at 2 North Caddo Street, Cleburne, Texas. Mr. Mize provided the office space and equipment without charge to us.

On February 22, 2006 we relocated our corporate headquarters to 405 North Marienfeld, Suite 200, Midland, Texas 79701. This facility consists of approximately 2,070 square feet together with secretarial and other services. The rent is $2,500 per month. We sublease from Shamrock Equipment Company, Inc., which is controlled by Thomas Kelly, one of our directors.

Petroleum leases an oil field in Edwards County, Texas consisting of approximately 10,360 gross acres of which 10,218 gross acres and 7,664 net acres are undeveloped. Pursuant to the leases, Petroleum receives a 100% gross working interest from production. The field is located in the southeast portion of the Val Verde Basin.

New Mexico’s fields (Cato, Tom-Tom and Tomahawk) consist of approximately 19,295 gross acres of which no gross or net acres are undeveloped. The fields are located in the southeast New Mexico part of the Permian Basin. New Mexico receives a gross working interest of approximately 98% from Cato’s production and a 100% gross working interest from the Tom-Tom and Tomahawk production.

ITEM 3.	LEGAL PROCEEDINGS

United Heritage Corporation or our subsidiaries are parties to the following legal proceedings:

United Heritage Corporation, Plaintiff v. Black Sea Investments, Ltd. and Bradford A. Phillips, Defendants, Case No. 249-226-98, 249th Judicial District, Johnson County, Texas. On March 27, 2003 United Heritage recovered a judgment in the amount of $2,000,000 plus prejudgment interest in the amount of $863,569.20, court costs and $102,988.23 in attorney’s fees against defendant Black Sea Investments, Ltd. Bradford A. Phillips was found not liable. The decision has been through all appeals and we are currently going through collection procedures. No part of the judgment has been paid.

UFCW Local 174 Commercial Health Care Fund, et al. v. Homestead Meadows Foods Corp., et al., Case No. 05-civ-7098 (DLC), United States District Court, Southern District of New York. In December 2005 plaintiffs served us, as one of 12 defendants, for allegedly failing to pay a judgment that was rendered on July 11, 2005 against BMW Meats for its failure to make contributions to certain union health, pension and security funds pursuant to a collective bargaining agreement. United Heritage was not a party to the collective bargaining agreement and had no obligation to contribute to these funds. United Heritage believes that this action was filed as a nuisance and intends to vigorously defend it.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The principal market for our common stock is the Nasdaq Capital Market. Our common stock trades under the symbol “UHCP.”

The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as reported by Nasdaq. All of the prices have been adjusted to reflect the reverse stock split we effected on December 22, 2005.

	High	Low
Fiscal Year Ended March 31, 2006
First Quarter	$5.10	$1.20
Second Quarter	$3.90	$2.07
Third Quarter	$2.90	$1.86
Fourth Quarter	$3.14	$2.33

Fiscal Year Ended March 31, 2005
First Quarter	$3.33	$2.07
Second Quarter	$3.12	$1.08
Third Quarter	$2.28	$1.20
Fourth Quarter	$3.63	$1.14

Shareholders

As of July 13, 2006, there were approximately 3,020 holders of our common stock.

Dividends

We have never declared any cash dividends on our common stock and we do not anticipate declaring a cash dividend in the foreseeable future.

Pursuant to Section 16-10a-640 of the Utah Business Corporation Act, we may not pay dividends if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus, unless the articles of incorporation permit otherwise, the amount that would be needed if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

On May 17, 2006 we filed a Certificate of Designation, Preferences and Rights of Series A Preferred Stock of United Heritage Corporation and a Certificate of Designation, Preferences and Rights of Series B Preferred Stock of United Heritage Corporation, thereby creating three series of preferred stock. We created the preferred stock in anticipation of the consummation of the merger with Lothian. We authorized 133,334 shares of Series A Preferred Stock, 30,303 shares of Series B-1 Preferred Stock and 45,455 shares of Series B-2 Preferred Stock. The holders of our Series A Preferred Stock are entitled to receive dividends at the rate of eight percent of the liquidation preference of $165.000165 per share per annum. The dividends are cumulative and prior and in preference to any declaration of payment of any dividend or other distribution (other than dividends payable in common stock) on the common stock. The dividends accrue from the date of issuance of each share and are payable quarterly. Holders of our Series A Preferred Stock do not have preference over subsequent series of preferred stock but will be entitled to equal dividends or distributions made to holders of subsequent series of preferred stock. Holders of our Series B-1 Preferred Stock and Series B-2 Preferred Stock are entitled to receive dividends at the rate of eight percent of the liquidation preference of $165.000165 and $206.2502062, respectively, per annum. The dividends are cumulative and prior and in preference to any declaration of payment of any dividend or other distribution (other than dividends payable in common stock) on the common stock. The dividends accrue from the date of issuance of each share and will be payable quarterly. Holders of Series B Preferred Stock will not have preference over holders of Series A Preferred Stock or subsequent series of preferred stock but will be entitled to equal dividends or distributions made to holders of Series A Preferred Stock or subsequent series of preferred stock. If the merger with Lothian is consummated, shares of the Series A and Series B-1 Preferred Stock will be issued to the holders of Lothian’s Series A and Series B-1 Preferred Stock and warrants for the purchase of the Series B-2 Preferred Stock will be issued to the holders of warrants of Lothian’s Series B-2 Preferred Stock.

In conjunction with and upon consummation of the merger with Lothian, we will issue warrants to shareholders of record on April 26, 2006. Each shareholder (with the exception of Lothian) will receive one warrant to purchase a share of our common stock for each share of common stock owned. The warrants will have a term of five years and an exercise price of $3.00 per share.

Sales of Unregistered Securities

Not applicable.

Equity Compensation Plan Information

Our Board of Directors has adopted, and our shareholders have approved, three equity incentive plans for directors, officers, consultants and employees. The 1995 Stock Option Plan was effective September 11, 1995 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2006 no awards were outstanding under this plan. The 1998 Stock Option Plan was effective July 1, 1998 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2006, there was one award outstanding under the plan for the right to purchase a total of 66,667 shares. The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 1,666,667 shares of our authorized but unissued common stock. On March 31, 2006, there were 19 awards outstanding under the plan for the right to purchase a total of 1,658,333 shares.

Our Board of Directors has also adopted the 2002 Consultant Equity Plan. This plan has not been approved by our shareholders. Officers and directors of United Heritage are not eligible to receive awards from this plan. Typically, awards are granted to third parties who render services to us that do not relate to capital raising or shareholder relations. The term of the plan is 10 years. We have set aside 333,334 shares of our common stock for the purpose of granting awards under this plan. Awards may consist of options to purchase common stock or grants of common stock. The plan is governed by our Board of Directors. Within the parameters set by the plan, the Board of Directors decides to whom awards will be given, the manner of award to be given, the number of shares to be included in an award, the term of an option, whether or not an award will be subject to vesting conditions and, if an exercise price or purchase price is to be paid, the Board of Directors establishes the price to be paid and the manner of acceptable payment. The Board of Directors may amend the plan or discontinue it. The Board of Directors may modify awards, so long as any such modification is agreed to by the recipient of the award. We may reserve the right to repurchase grants of restricted securities that are purchased by a recipient. If we reserve such right and elect to exercise it, we must pay the greater of fair market value or the purchase price for the common stock. Alternatively, we may reserve the right to repurchase the securities by returning the purchase price to the recipient however, this right lapses in equal increments over a period of five years. All the shares of common stock that were reserved for issuance under this plan have been issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)
Plan Category	(a)		(b)	(c)

Shareholder Approved(1)	1,725,000		$1.40	74,995

Non-Shareholder Approved	0	(2)	N/A	0

(1) Includes the 1995 Stock Option Plan, the 1998 Stock Option Plan and the 2000 Stock Option Plan.
(2) No options have been granted from the 2002 Consultant Equity Plan. However, we have paid consultants in the past by granting shares of our common stock from the 2002 Consultant Equity Plan.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management’s discussion and analysis of results of operations and financial condition is based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

OVERVIEW

We are an independent producer of natural gas and crude oil based in Midland, Texas. We produce from properties we lease in Texas and New Mexico. We acquired our Texas property, which includes 130 wellbores (of which approximately 44 wells are capable of producing), in February 1997 and our New Mexico properties, which include 292 productive wells, in June 1999. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells. However, the revenues we earned did not provide us with enough money to implement our development plans.

On October 7, 2005, we and our subsidiaries entered into a Development and Exploration Agreement with Lothian relating to certain properties and an assignment and assumption of interest relative to a portion of our working interest in those properties. In conjunction with this agreement, we signed an Operating Agreement naming Lothian as the operator of our properties in Edwards County, Texas and Chavez and Roosevelt Counties, New Mexico. Pursuant to the terms of a promissory note and Secured Credit Agreement, Lothian provided to us a line of credit the amount of $4,000,000. We may draw down the credit line as needed for development of the Cato San Andres Unit. As of March 31, 2006, we had drawn a total of $1,217,264.

On March 31, 2006, Lothian loaned United Heritage an additional $2,500,000 (the “Wardlaw Loan”) pursuant to the terms of a promissory note and Secured Credit Agreement. We may draw down the Wardlaw Loan as needed for development of the Wardlaw Field. As of March 31, 2006, we had drawn a total of $195,739.

On June 16, 2006, we and our wholly-owned subsidiary, New Mexico, along with Lothian and its subsidiaries, Lothian Oil (USA) Inc. and Lothian Oil Texas I Inc., entered into a series of agreements, including a promissory note and an Amended and Restated Credit Agreement, with Sterling Bank (referred to in this discussion as the “Bank”) relating to an amendment to a credit facility advanced by the Bank to Lothian effective March 31, 2006. The credit facility is a line of credit in the amount of $20,000,000 with availability established under an oil and gas borrowing base determined by the Bank in its sole discretion. On June 16, 2006, there was outstanding under the prior Credit Agreement between the Bank and Lothian $3,449,000 of principal and $14,948 of accrued and unpaid interest, plus a Letter of Credit in the amount of $500,000. Proceeds of the credit facility may be used solely for capital expenditures in relation to the development of the properties used to secure the credit facility, payment of fees and expenses under the Amended and Restated Credit Agreement and/or for general corporate purposes. The Letters of Credit may be used solely for general corporate purposes, however, no Letter of Credit may be used in lieu or in support of stay or appeal bonds. The credit line is all due and payable on April 30, 2008.

On April 20, 2005, our wholly-owned subsidiary, Petroleum, assigned 7,840 specific net acres of its 10,360 acre oil and gas leasehold situated in the Val Verde Basin to Dominion Oklahoma Texas Exploration & Production, Inc., which is a petroleum exploration and production company owned by Dominion Resources, Inc. (referred to in this discussion as “Dominion”). Petroleum and Dominion also agreed to an area of mutual interest (“AMI”) that surrounds the 7,840 specific net acres. This AMI encompasses approximately 12,800 acres. The assignment to Dominion is for development of wells in depths below 2000 feet. Petroleum reserved all right to develop wells above 2000 feet. The term of the assignment is two years, but will continue so long as oil, gas or associated hydrocarbons are produced in paying quantities. The assignment provides that the first well is to be commenced within two years from the date of the assignment, and that subsequent wells must be drilled every 180 days. Dominion and Petroleum are currently negotiating the terms of a Joint Operating Agreement to implement the assignment. Petroleum received as consideration for the assignment cash, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner, on a “well by well” basis, in the development of the entire acreage. On June 21, 2006 Dominion notified us of its intention to drill a well.

On August 2, 2005 we elected to participate with Dominion in an additional 1,555 acre oil and gas lease acquisition. We paid $14,556 for our proportionate share of the cost of the lease.

In December 2005 we again elected to participate with Dominion in an additional 640 acre oil and gas lease acquisition in Edwards County, Texas. We paid $12,000 for our proportionate share of the cost.

Under an agreement with the New Mexico Oil Conservation Division entered into in December 2005, we have agreed that the wells located in New Mexico will be producing by March 2009, and that any well not producing by that date will be put in either a temporarily abandoned status or plugged and abandoned.

During the 2006 fiscal year, the sales price of oil produced by our properties in Texas increased by $1.66 a barrel, to $36.80 a barrel, from $35.14 a barrel during the 2005 fiscal year while the sales price of oil produced by our properties in New Mexico increased by $7.03 a barrel, to $44.72 a barrel, from $37.69 a barrel during the 2005 fiscal year. Production costs during the 2006 fiscal year increased from $21.46 a barrel during the 2005 fiscal year to $30.11 a barrel for our Texas properties and from $7.89 a barrel during the 2005 fiscal year to $8.53 a barrel for our New Mexico properties.

During the 2006 fiscal year, the sales price of gas produced by our properties in New Mexico decreased by $0.48 per Mcf, from $3.82 per Mcf during the 2005 fiscal year to $3.34 per Mcf during the 2006 fiscal year.

During the 2005 fiscal year, we also disposed of the majority of the assets of our wholly-owned subsidiary, National Heritage Sales Corporation. Presently, we do not intend to continue doing business in the food products market.

Since we do not believe that our expenses will decrease significantly during the 2007 fiscal year, unless production and sales of oil and gas significantly increase, we may not attain profitability during the 2007 fiscal year.

Except as otherwise discussed in this Annual Report, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations. We do not currently have any commitments for capital expenditures for the 2007 fiscal year.

During the 2007 fiscal year, our plan is to continue redevelopment of our properties and to retain an engineering firm to develop a current waterflood study of the Cato San Andres Unit.

Restatement of Financial Information and Reserves

In June 2006 management determined, based on a report received from an independent petroleum engineer and management’s internal assessments, that a downward revision of our proved reserve estimates, from 36,492,693 Boe to 1,056,317 Boe, should have been reflected in the March 31, 2005 fiscal year and prior periods. The following table sets forth our estimated proved reserves, as reported and as restated, as of March 31, 2005 and March 31, 2004.

	March 31
	2005		2004
	As Reported	As Restated	As Reported	As Restated

Estimated Proved Reserves
Oil (Bbls)	35,225,600	567,189	27,592,015	575,783
Gas (Mcf)	7,602,559	2,934,765	1,507,510	3,097,811
Oil and Gas (Boe)	36,492,693	1,056,317	27,843,267	1,092,085

Estimated Proved Developed Reserves
Oil (Bbls)	5,629,000	567,189	6,702,230	575,783
Gas (Mcf)	2,538,000	2,934,765	1.507,510	3,097,811
Oil and Gas (Boe)	6,052,000	1,056,317	6,953,482	1,092,085

In view of the overstatement of proved reserves, management determined to restate our financial statements for the fiscal years ended March 31, 2005 through March 31, 2000 and the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005. The revision to the reserve estimates and the recalculation of the ceiling limitations for the restated financial statements required us to record an impairment to our proved properties of approximately $948,898 in the fiscal year ended March 31, 2002. The cumulative impact of the restatement on our shareholders’ equity as of March 31, 2005 was a reduction of approximately $1,800,873, from $27,084,992 to $25,284,119.

The financial statements and related information contained in our Annual and Quarterly Reports on Forms 10-KSB and 10-QSB, respectively, for the periods prior to March 31, 2006 should no longer be relied upon. A summary of the effects of the restatement on reported amounts for the year ended March 31, 2005 and the quarters ended June 30, 2005, September 31, 2005 and December 30, 2005 are presented in Note 1 to our financial statements for the fiscal year ended March 31, 2006, which begins at page F-8.

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises doubt about our ability to continue as a going concern. We sustained a net loss of $17,371,395 for the fiscal year ended March 31, 2006 and, as of the same period, we had an accumulated deficit of $31,564,012. We believe that, if the merger with Lothian is consummated, we will be able to obtain the financing we need to develop our properties and alleviate the doubt about our ability to continue as a going concern. However, we cannot assure you that the merger will be consummated or that we will achieve operating profits in the future.

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

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities disclosure in Footnote 20 to the consolidated financial statements. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

We employ the full cost method of accounting for our oil and gas production assets, which are located in the southwestern United States. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized and accumulated in cost centers on a country-by-country basis. The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production basis using proved oil and gas reserves as determined by independent petroleum engineers.

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

The ceiling test is affected by a decrease in net cash flow from reserves due to higher operating or finding costs or reduction in market prices for natural gas and crude oil. These changes can reduce the amount of economically producible reserves. If the cost center ceiling falls below the capitalized cost for the cost center, we would be required to report an impairment of the cost center’s oil and gas assets at the reporting date.

Impairment of Properties - We will continue to monitor our long-lived assets recorded in oil and gas properties in the consolidated balance sheet to ensure they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and gas reserves that will be produced from a field, the timing of future production, future production costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations or tax laws. All of these factors must be considered when testing a property's carrying value for impairment. We cannot predict whether impairment charges may be required in the future.

Revenue Recognition - Oil and gas production revenues are recognized at the point of sale. Production not sold at the end of the fiscal year is included as inventory.

Income Taxes - Included in our net deferred tax assets are approximately $3.1 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset.

Accounting Estimates - Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. In particular, there is significant judgment required to estimate oil and gas reserves and asset retirement obligations. Actual results could vary significantly from the results that are obtained by using management’s estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, special purpose entities or financing partnerships. On June 16, 2006 two of our subsidiaries, Petroleum and Services, guaranteed the $20,000,000 line of credit made by Sterling Bank to United Heritage, New Mexico, Lothian and two of Lothian’s subsidiaries.

RESULTS OF OPERATIONS

The following selected financial data for the two years ended March 31, 2006 and March 31, 2005 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein. We have presented the data from the year ended March 31, 2005 as reported and as restated.

	Year Ended March 31, 2006	Year Ended March 31, 2005	Year Ended March 31, 2005
		As Reported	As Restated

Income Data:
Revenues	$601,685	$538,236	$538,236
Income Profit (Loss)	$(17,371,395)	(813,195)	(1,002,727)
Income Profit (Loss)
Per Share	$(2.98)	$(0.17)	$(0.21)
Weighted Average
Number of Shares	5,830,188	4,888,023	4,888,023

Balance Sheet Data:
Working Capital (deficit)	$(1,765,656)	$(903,059)	$(826,238)
Total Assets	$15,461,605	$39,683,457	$37,882,584
Current Liabilities	$1,998,447	$1,175,466	$1,175,466
Long-Term Debt	$1,413,003	$3,123,094	$3,123,094
Shareholders’ Equity	$11,783,643	$27,084,992	$25,284,119

Combined Results

Our revenues for the 2006 fiscal year were $601,685, an increase of $63,449 or approximately 11.79%, as compared to revenues of $538,236 for the 2005 fiscal year. The increase in sales revenue for the 2006 fiscal year was due primarily to increased sales prices of oil sold.

Total operating expenses of $25,858,003 reflect an increase of $24,087,143, or approximately 1,360%, for the 2006 fiscal year as compared to operating expenses of $1,770,860 (restated) for the 2005 fiscal year. (Operating expenses for the 2005 fiscal year were originally reported as $1,581,328.) The significant increase in operating expenses resulted from the inclusion of $23,199,110 in impairment of our oil and gas properties, which was not taken in 2005. The impairment was taken in conjunction with the reevalution of our reserves. General and administrative expenses increased by $185,105, or approximately 16.03%, from $1,154,815 in the 2005 fiscal year to $1,339,920 in the 2006 fiscal year primarily due to compensation costs related to stock options issued. Also, depreciation and depletion expense increased in the 2006 fiscal year by $763,414 or approximately 272.4%, to $1,043,687 from $280,273 (restated) in the 2005 fiscal year. (Depreciation and depletion expense for the 2005 fiscal year was originally reported as $90,741.) This increase was due to the adjustment related to the revision of proved reserves based on current engineering studies.

Our net loss for the 2006 fiscal year was $17,371,395, an increase of $16,368,668 or approximately 1,632.4%, as compared to a net loss of $1,002,727 (restated) for the 2005 fiscal year. The significant increase in net loss was due primarily to the impairment of our oil and gas properties. (The net loss for the 2005 fiscal year was originally reported as $813,195.)

Food Products Segment

National Heritage Sales Corporation had minimal product sales of $8,694 during the 2006 fiscal year, as compared to sales for the 2005 fiscal year of $55,085. National is no longer selling meat and poultry products and has sold its assets related to this activity. We do not intend to re-enter this market.

Oil and Gas Segment

Oil and gas sales during the 2006 fiscal year were $592,991, an increase of $109,840 or approximately 22.73%, as compared to sales of $483,151 during the 2005 fiscal year. The volume of production sold during the 2006 fiscal year was lower than the volume of production sold during the 2005 fiscal year, however, improved market prices resulted in increased revenues as compared to the revenues earned during the 2005 fiscal year. The volume decrease from the 2005 fiscal year was primarily the result of a lack of equipment, lack of availability of service companies and lack of cash flow for reinvestment. Production is expected to increase in the future due, in part, to the merger with Lothian (assuming the merger is consummated) and our development and exploration and financing agreements with Lothian. Receivables from a single oil and gas customer comprised 55% of our trade receivable balance at March 31, 2006 and 57% of our trade receivable balance at March 31, 2005. No allowance for doubtful accounts has been included in our financial statements since recorded amounts are determined to be fully collectible, based on management’s review of customer accounts, historical experience and other pertinent factors. If we were to lose this customer, we believe that it could be quickly replaced, since buyers of crude oil are plentiful.

Production and operating expenses were $259,290 during the 2006 fiscal year as compared to $276,644 in production and operating expenses during the 2005 fiscal year, a decrease of $17,354 or approximately 6.27%. Depreciation and depletion expense for the 2006 fiscal year was $1,043,687 as compared to depletion expense of $280,273 (restated) for the 2005 fiscal year, an increase of $763,414 or approximately 272.4%. (Depreciation and depletion expense for the 2005 fiscal year was originally reported as $90,741.) The increased depreciation and depletion expense resulted primarily from the additional depletion recorded when we reclassified the cost of certain properties from unproved to proved based upon an engineering report from an independent consultant and our internal evaluations.

The oil and gas segment reported a loss of $24,096,809 for the 2006 fiscal year as compared to a loss of $274,422 for the 2005 fiscal year. The increase in loss resulted primarily from the impairment of our oil and gas properties and the significant increase in depreciation and depletion expense, both of which were caused by the re-evaluation of our reserves.

Corporate

General and administrative expenses of $1,339,920 for the 2006 fiscal year were higher as compared to $1,154,815 for the 2005 fiscal year, a difference of $185,105 or approximately 16.03%, as a result of increased legal and accounting fees.

Interest expense was $221,445 in the 2006 fiscal year, as compared to $1,371,034 in the 2005 fiscal year. The decrease during the 2006 fiscal year was due primarily to the interest cost which was recognized in the 2005 fiscal year upon conversion of our promissory notes into common stock, making the interest expense incurred in the 2005 fiscal year unusually high.

During this period we also wrote off a receivable in the amount of $87,500 recorded in the fiscal year ended March 31, 2005 when the primary assets of the food products segment of our business were sold to BMW Holdings, Inc. BMW did not make any payments toward this obligation and we believe that it has filed for bankruptcy protection.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sales revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations.

We, along with Lothian, have a $20,000,000 line of credit from Sterling Bank. So long as the line of credit is not in default, interest will accrue on the line of credit at the prime rate plus 0.75% at any time the loan balance is less than the “Commitment”, as that term is defined in the Amended and Restated Credit Agreement, and at the prime rate plus 1.50% at any time the loan balance is equal to or greater than the Commitment. The Commitment is defined as the obligation of Sterling Bank, subject to applicable provisions of the Amended and Restated Credit Agreement, to make loans to or for the benefit of the borrowing parties (including United Heritage and New Mexico) and to issue Letters of Credit in an aggregate amount not to exceed the lesser of (i) $20,000,000 and (ii) the borrowing base then in effect. The line of credit is due and payable on April 30, 2008. On June 16, 2006, the date of our agreement with Sterling Bank, there was outstanding under the prior Credit Agreement between the Bank and Lothian $3,449,000 of principal and $14,948 of accrued and unpaid interest, plus a Letter of Credit in the amount of $500,000.00. Currently, Lothian pays interest on this loan on a monthly basis.

We also have loans of $4,000,000 and $2,500,000 from Lothian, our majority shareholder. These loans bear interest at the prime rate announced by Citibank plus 1% per annum. These lines of credit will mature no later than October 7, 2015 and March 31, 2016, respectively. All of these loans are secured by substantially all of our assets and those of our subsidiaries. As of March 31, 2006 we had drawn $1,217,264 and $195,739, respectively, under our loan agreements with Lothian, which we used for development and production costs and expenses. We have made no payments toward our lines of credit with Lothian.

Our current assets decreased by $116,437 or approximately 33.34%, from $349,228 (restated) at March 31, 2005 to $232,791 at March 31, 2006. (Current assets were originally reported as $272,407 for the 2005 fiscal year.) The decrease in our current assets was due primarily to reductions in receivables and prepaid expenses related to the merger negotiations. Current liabilities increased from $1,175,466 at March 31, 2005, to $1,998,447 at March 31, 2006, an increase of $822,981 or approximately 70%. The increase in current liabilities was due to an increase in payables related to oil and gas development. Working capital was a deficit of $1,765,656 at March 31, 2006 as compared to the March 31, 2005 deficit of $826,238 (restated), an increase of $939,418 or approximately 113.7%. (The working capital deficit was originally reported as $903,059 for the fiscal year ended March 31, 2005.) The increased deficit was due primarily to the increase in payables and accrued compensation related to the grant of stock options.

Due primarily to the restatement in the value of our reserves, equity capital decreased by $13,500,476, or approximately 53.4%, during the 2006 fiscal year. Shareholders’ equity was $11,783,643 at March 31, 2006, as compared to $25,284,119 (restated) at March 31, 2005. (Shareholders’ equity for the 2005 fiscal year was originally reported as $27,084,992.)

Total assets were $15,461,605 at March 31, 2006, a decrease of $22,420,979 as compared to $37,882,584 (restated) for the 2005 fiscal year. The decrease in total assets resulted from the restatement in the value of our reserves. (Total assets for the 2005 fiscal year were originally reported as $39,683,457.)

Cash Flow

Our operations used $67,729 of cash in the 2006 fiscal year as compared to $585,151 used in the 2005 fiscal year. The cash flow deficits are due to the operating losses incurred.

Cash of $1,908,815 and $389,432 was used in investing activities during the 2006 fiscal year and the 2005 fiscal year, respectively. Investing activities primarily related to capital expenditures for the oil and gas properties in each year.

In the 2006 fiscal year, cash of $1,493,903 was provided by borrowings primarily from Lothian. A payment totaling $3,203,994 was made to Almac Financial Corporation from the $3,444,000 in proceeds we received when we sold shares of our common stock to Lothian. In the 2005 fiscal year, $2,276,187 was provided by borrowings and payments of $1,721,875 were made toward balances owed under promissory notes. These payments included a payment of $700,000 made to Southwest Securities Bank under a settlement agreement.

Capital Resources

During the 2006 fiscal year, we raised $3,755,850 from the issuance of common stock to Lothian and upon the exercise of warrants by other investors. During the 2005 and 2004 fiscal years we raised $1,325,000 from the issuance of convertible promissory notes payable to accredited investors. These notes were later converted to 883,333 shares of our common stock.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

Risks Related to Our Business

We must estimate our proved oil and gas reserves and the estimated future net cash flows from the reserves. These estimates may prove to be inaccurate.

This Form 10-KSB contains estimates of our proved oil and gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently imprecise. Additionally, our interpretations of the rules governing the estimation of proved reserves could differ from the interpretation of staff members of regulatory authorities resulting in estimates that could be challenged by these authorities.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this Annual Report and the information incorporated by reference. Our properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Our business plan anticipates that we will be able to develop our oil and gas properties. The cost to develop our oil and gas properties is significant, and, to date, we have been unable to fully implement our business plan due to our lack of funds. Unless we can fully implement our business plan, our revenues and results of operations will be adversely affected.

We believe that the properties of our subsidiaries, Petroleum and New Mexico, have significant reserves of oil and gas, however, we have not had the funds to fully exploit these resources. The costs associated with the development of oil and gas properties, including engineering studies, equipment purchase or leasing and personnel costs, are significant. In order to become profitable we must enhance our oil and gas production, which means that we must drill and/or recomplete more wells. In order to accomplish this, we must find additional sources of capital.

In addition to the revenues we earn from our oil and gas sales, we have funded our operations in the past through loans.

We and our subsidiaries have received financing from Sterling Bank and from Lothian. However, even with this financing, we still may not be in a position to completely develop the Petroleum and New Mexico properties and we cannot be certain that we will ever have enough cash to do so. We cannot guarantee that future financing will be available to us on acceptable terms or at all. If we do not earn revenues sufficient to implement our business plan and we fail to obtain other financing, either through another offering of our securities or by obtaining additional loans, we may not become profitable and we may be unable to continue our operations.

We have accumulated losses.

We do not earn enough money from our oil and gas sales to pay for our operating expenses. Due to our substantial losses and our working capital deficit, we may be unable to continue as a going concern. We cannot give you any assurance that we will generate profits in the near future or at all.

Even if we fully develop our oil and gas properties, we may not be profitable. Our inability to operate profitably will adversely affect our business.

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

We also face competition from other oil and gas companies in all aspects of our business, including obtaining oil and gas leases, marketing oil and gas, and obtaining goods, services and labor to exploit our resources. Many of our competitors have substantially larger financial and other resources than we have, and we may not be able to successfully compete against them. Competition is also presented by alternative fuel sources, which may be more efficient and less costly and may result in our products becoming less desirable.

Any of these factors could prevent us from attaining profitability.

The development and exploitation of oil and gas properties is subject to many risks that are beyond our control.

Our crude oil and natural gas drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the following:

•	that no commercially productive crude oil or natural gas reservoirs will be found;

•	that crude oil and natural gas drilling and production activities may be shortened, delayed or canceled; and

•
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

Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. While we attempt to mitigate price volatility when we can by acquiring “puts” to protect our prices, we cannot assure you that such transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices. Any substantial or extended decline in the prices of or demand for oil or natural gas would have a material adverse effect on our financial condition and results of operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Oil and natural gas operations are subject to various federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations. Furthermore, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. While the regulations governing our industry have not had a material adverse effect on our operations to date, the implementation of new laws or regulations, or the modification of existing laws or regulations, could have a material adverse effect on us.

We face strong competition from larger oil and natural gas companies.

Our competitors include major oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than we have. These larger competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. We do not represent a significant presence in the oil and gas industry.

We may not be able to replace production with new reserves.

In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Our aggregate reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. Our future natural gas and oil production is highly dependent upon our level of success in finding or acquiring additional reserves.

Risks Related to the Acquisition of Lothian.

Lothian has a very short operating history.

Lothian was incorporated in Delaware on September 22, 2004 and began its oil and gas operations on April 29, 2005. Because Lothian has a short operating history, you will not have an extended historical basis upon which to accurately judge its business and operations.

Lothian has incurred losses since its inception.

Lothian has incurred losses since its inception and losses are likely to continue, even after the merger Even if the merger with Lothian is consummated, the combined businesses may not be able to operate profitably.

The holders of Lothian’s preferred stock have a put right.

In conjunction with the sale of its preferred stock, Lothian covenanted that it would be a reporting company and that its common stock would be publicly traded by March 31, 2006. Lothian agreed that if it failed to fulfill these covenants, the holders of its Series A and Series B Preferred Stock would have, for a period of 12 months beginning on April 1, 2006 and ending on March 31, 2007, the option to put their shares to Lothian for an amount in cash equal to 125% of the purchase price of the securities, which was $100 per share. Furthermore, if Lothian’s failure to fulfill the covenants continued to March 31, 2007, then on the first day of April of each successive year that the failure continued, the put price would be multiplied by a factor of 1.25. Lothian sold 220,426 shares of its Series A and Series B Preferred Stock for total proceeds of $22,042,600.

Lothian failed to fulfill these covenants by March 31, 2006. Currently, the holders of the Series A and Series B Preferred Stock have agreed to waive this breach and to amend their agreements with Lothian to allow it an additional three months, until July 31, 2006, to fulfill the covenants. The holders of the Series A and Series B Preferred Stock are not under any obligation to waive Lothian’s breach of these covenants beyond July 31, 2006. If Lothian’s common stock is not publicly traded by July 31, 2006, the holders of the Series A and Series B Preferred Stock will have the right to put their shares to Lothian at a price of $125 per share, for a total of $27,553,250.

Lothian may not have the financial capacity to develop our properties.

Lothian plans to develop our oil and gas properties, however, the costs associated with such development, including engineering studies, equipment purchases or leasing and personnel costs, are significant. In order to undertake this development, it is likely that Lothian will need additional sources of capital. There is no guarantee that sources of capital will be available to Lothian on acceptable terms, or at all. If Lothian cannot develop our oil and gas properties as it plans, we may never become profitable.

Even if our oil and gas properties are developed after the merger, we may not be profitable.

Even if we were able to fully develop our oil and gas properties after the merger, there is no guarantee that we would achieve profitability. Our reserves may prove to be lower than expected, production levels may be lower than expected, the costs to exploit the oil and gas may be higher than expected, new regulations may adversely impact our ability to exploit these resources and the market price for crude oil and natural gas may be lower than current prices. Furthermore, even after the merger, we may not be able to compete successfully with larger and better financed oil and gas companies.

Any of these factors could prevent us from attaining profitability after the merger.

Once our company is merged with Lothian, we may have difficulty managing future growth and the related demands on its resources. If we do not manage our growth effectively our business and results of operations could be adversely affected.

The merger may place a significant strain on our financial, technical, operational and administrative resources. In order to develop our properties, we may be required to purchase or lease additional machinery and equipment and to hire additional personnel as well as to make significant outlays of capital. If we do not plan adequately, we may not be successful in achieving or managing growth and any such failure could have a material adverse effect on our business and the results of our operations.

We may fail to realize the anticipated benefits of this acquisition.

Difficulties may arise in the integration of the business and operations of Lothian with United Heritage and, as a result, we may not be able to achieve the revenue and income enhancements that we expect to result from this acquisition.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements and supplementary data required to be included in this Item 7 are set forth at page F-1 of this Annual Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

On December 19, 2005 Mr. Kenneth Levy and Mr. C. Scott Wilson were appointed to our Board of Directors. On that same date, Mr. Levy was appointed as our Chief Financial Officer and on December 28, 2005 Mr. Wilson was appointed as our President and Chief Executive Officer. On February 21, 2006 the remaining members of our Board of Directors resigned and on February 22, 2006 five new members were appointed to our Board. We also moved our operations from Cleburne, Texas to Midland, Texas.

Following this change of management, as part of its review of our operations, current management engaged an independent engineering firm to provide us with an estimate of proved oil and gas reserves. After reviewing this report and as a result of its internal analysis, current management determined that our estimates of proved oil and gas reserves would have to be significantly reduced, and that, as a result of the downward adjustment, we would be required to restate our financial statements for the periods ending March 31, 2000 through March 31, 2005 and the quarters ending June 30, 3005, September 30, 2005 and December 31, 2005. This restatement, as well as specific information regarding its impact, is discussed in Note 1 to the Consolidated Financial Statements in “Item 7. Financial Statements.”

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer determined that, our disclosure controls and procedures could be strengthened by retaining the services of independent financial consultants experienced in the requirements of reporting to the Securities and Exchange Commission to assist management with preparing our reports and reviewing with those of our employees responsible for assisting with the determination of reserves the Securities and Exchange Commission’s guidelines for reporting estimated proved reserves. Current management also intends to continue to consult with the independent engineering firm on an interim basis when significant acquisitions, extensions, discoveries and other additions are made by us and to continue to train and monitor its employees.

ITEM 8B.	OTHER INFORMATION

On March 31, 2006, Lothian loaned United Heritage $2,500,000 (the “Wardlaw Loan”) pursuant to the terms of a promissory note and Secured Credit Agreement that were signed in conjunction with a Development and Exploration Agreement that was effective on March 31, 2006. We may draw down the Wardlaw Loan as needed for development of the Wardlaw Field. As of March 31, 2006, we had drawn a total of $195,739.

The Development and Exploration Agreement requires us to use all of the proceeds from the Wardlaw Loan to pay for the capital cost of drilling and equipping new wells and establishing and improving production from existing wells on the Wardlaw property, which is located in Texas. The Development and Exploration Agreement also requires us to repay the Wardlaw Loan on a monthly basis from 70% of our share of the oil and gas proceeds from the Wardlaw property.

Pursuant to the terms of the Secured Credit Agreement, the promissory note bears interest at the prime rate announced by Citibank plus 1% (which is defined as the “Contract Rate”). In the event of default, the promissory note will bear interest at the lesser of the highest lawful rate of interest and 4% over the Contract Rate. Default includes, but is not limited to, failure to pay the Wardlaw Loan as required, failure to perform any obligation under the Wardlaw Loan documents and the insolvency of United Heritage under state or federal bankruptcy or other debtor laws. All outstanding principal and accrued interest will be due and payable ten years from the date of the promissory note. Pursuant to the Secured Credit Agreement, we agreed to indemnify Lothian from any injuries, claims, damages, judgments, liabilities, costs and expenses (including attorney’s fees) in connection with, among other things, any defense of Lothian’s rights under the agreement, the failure of United Heritage to comply with the terms of the Secured Credit Agreement or any other Wardlaw Loan document, the breach of any warranty or covenant included in the Wardlaw Loan documents, the breach of or non-compliance with any environmental law applicable to them, the past ownership of any of the properties or past activity on any property that could result in liability to Lothian, and any other environmental, health or safety condition or any actual or prospective claim, litigation, investigation or proceeding relating to any such matters.

The Wardlaw Loan is secured with a Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement covering 70% of the oil, gas or other mineral leases held by us in Texas, 70% of the benefits derived from agreements relating to the leases (such as area of mutual interest agreements, operating agreements or equipment leases), all appurtenances and properties belonging to or affixed to the leases (such as pipelines, oil wells or gas wells) and 70% of the oil, gas and other products extracted or refined from the property. The Wardlaw Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by our Texas properties. The proceeds generated by the mortgaged property will be applied first to any interest accrued on the Wardlaw Loan and then to the outstanding principal amount.

We did not subordinate repayment of the Wardlaw Loan to the payment and performance of the Amended and Restated Credit Agreement with Sterling Bank.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Below is information about our directors, executive officers and significant employees. There are no family relationships among our executive officers and directors.

None of our directors or executive officers has, during the past five years,

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

With the exception of Mr. C. Scott Wilson, all of the individuals currently serving on our Board of Directors also serve on Lothian’s Board of Directors. Furthermore, Mr. Bruce Ransom is Lothian’s Chief Executive Officer, Mr. Kenneth Levy is Lothian’s President and Mr. Wilson is Lothian’s Chief Financial Officer.

C. Scott Wilson
President and Chief Executive Officer
Director since December 2005
Age 54

C. Scott Wilson graduated from Ohio Wesleyan University in 1974 with a Bachelor of Arts degree in History. He earned a Masters of International Management in 1978 from the American Graduate School of International Management (Thunderbird). He began his banking career at First City National Bank of Houston in 1978 and in 1986 joined Western Bank as Senior Vice President and Manager of its Energy Division. From 1989 until 2000, Mr. Wilson served as a Managing Director of Energy Corporate Finance and later as Managing Director of Energy Corporate Finance/Underwriting & Distribution with CIBC World Markets in Houston, Texas and New York. In 2000, Mr. Wilson founded Wolfden Corporation, a financial consulting company providing expertise and assistance in raising debt and equity capital, asset divestment and valuation. He served as Wolfden’s President until 2003 when he joined Sterling Bank, a $3 billion Houston-based financial institution, as Senior Vice President Energy Lending. In 2005 he joined Mizuho Corporate Bank, Ltd. as Senior Vice President, Energy Lending where he continued until January 2006. Mr. Wilson is a member of the Independent Petroleum Association of America.

Kenneth Levy
Chief Financial Officer and Secretary
Director since December 2005
Age 59

Kenneth Levy graduated in 1968 from Hofstra University with a Bachelor of Arts degree in chemistry. After graduation he became a registered representative with Stein Decker-Friedman, a NYSE broker-dealer. From 1972 until 1975, he was employed by Scientific Products, a division of American Hospital Supply, eventually becoming national accounts manager. In 1976, Mr. Levy founded and operated Aragorn Specialties Inc., a chain of 21 retail stores. In 1987 he founded, and was an officer and director of, Global Capital Group., an investment banking and brokerage firm. Mr. Levy organized funding in 1990 to buy MR International Enterprises, which operated various businesses in the former Soviet Union. During the 1990s, Mr. Levy served as a director of Norton Drilling, and as a director and officer of DSI Industries Inc. and American Electromedics Corp., firms engaged in the development of medical devices. He currently serves on the boards of Football Equities, Inc., a publicly traded company, a part owner of the Arena Football League and MVP Group International Inc., a privately held manufacturer of candles. Mr. Levy is a significant stockholder in Lothian Bancorp and Lothian Energy, Inc.

Bruce Ransom
Director since February 2006
Age 41

Bruce Ransom is a graduate of the University of Manitoba, where he completed his Bachelor of Commerce degree (honors) in 1987. Mr. Ransom has over 21 years of investment banking and company development experience. He founded the Lothian Group in 1995 and has been the Managing Director of Lothian Brazil since its inception in 2000 where he developed that company’s commodity trading business. He became the Chief Executive Officer of Lothian Bancorp, Inc. upon its formation in June 2002, leading the company in the development of strategic partnerships in acquisitions and finance. Since August 2004, Mr. Ransom has been the Chief Executive Officer of Lothian Energy, initiating projects in South America (Brazil, Peru and Ecuador), China and Yemen, prior to joining Lothian in September of the same year. Prior to the establishment of the Lothian Group, Mr. Ransom founded Navigator Fund Company, a Canadian mutual fund company. Mr. Ransom is a significant stockholder in Lothian Bancorp and Lothian Energy, Inc.

Thomas Kelly
Director since February 2006
Age 51

Thomas Kelly graduated with a Bachelor of Arts degree in business from Baylor University in 1977 and co-founded Baytech, Inc., an oil and gas exploration and production company with primary operations in West Texas and Oklahoma in 1981. Mr. Kelly managed all aspects of prospect development, exploration, and fundraising for the company. Baytech drilled over 200 exploratory wells, acquired various producing assets and was sold to Energen Corporation, a publicly traded company, for $205 million in cash and stock in 2002. Since January 2005, Mr. Kelly has been a director of Allis-Chalmers Energy, Inc., a publicly traded oil and gas company. He has been Chairman of United Fuel & Energy Corporation, a publicly traded company and the largest provider of fuel and propane in West Texas, since its inception in January 1999.

Raoul J. Baxter
Director since February 2006
Age 56

Raoul J. Baxter graduated from Centre College of Danville, Kentucky in 1970 with a degree in History and Russian Language and a minor in Biology. In 1974, he received a graduate degree from the University of Kentucky in Animal Nutrition with a specialization in Equine Nutrition. Until 1978 he was an Animal Nutritionist and Sales Manager for the Bi-County Farm Bureau, the Indiana Farm Bureau Co-op. He then joined Kahn’s and Company, part of the Sara Lee Meat Group, where he became Senior Vice President in 1982, the year in which he earned a Juris Doctor from the Chase College of Law. While with Kahn’s, Mr. Baxter completed an Executive Business Program in 1983 at the University of Cincinnati and an Executive Business Development Program in 1984 at the Kellogg School of Business, Northwestern University. In 1987, Mr. Baxter joined John Morrell & Company, a division of Chiquita Brands International as Executive Vice President. He became Vice-President/Corporate Development of Smithfield International, Inc., a subsidiary of Smithfield Foods in 1992, and grew its international sales from zero to in excess of $200 million. Since 1997 Mr. Baxter has been Vice President of Business Development and Corporate Planning with Smithfield Foods Corporate, responsible for establishing joint ventures in Mexico, Canada, Japan, Korea, the European Community and Eastern Europe. Mr. Baxter serves as an Executive Director on the Board of Directors of the American Meat Institute as well as serving on the Board of Directors of the Meat Export Federation and Carl Akey Company.

Larry W. Wilton
Director since February 2006
Age 58

Larry W. Wilton graduated from the University of British Columbia’s Commerce Faculty with a degree in Sales/Marketing. Mr. Wilton joined Philips Consumer Products of Canada in 1980 and helped create the second largest consumer electronics company in Canada. While with Philips of Canada, he became Vice President of Consumer Products. He became the Group General Manager of Philips of Australia in 1985 and was later promoted to Managing Director of Philips of the United Kingdom in 1992. Returning to North America in 1994, he became Executive Vice President of Philips Lighting for USA and Canada and, in 1996, Chief Executive Officer of Philips Lighting North America, a Fortune 500 company, a position he held until his retirement in 2002. From 1990 until 2002 he also sat on several of the Philips’ companies Boards of Directors, including Philips’ Small Domestic Appliance Business, Lighting and on the NV Philips world marketing board representing Lighting, Philips Lamp and Lighting and Philips NV Board Brand Equity. Mr. Wilton was on the National Electrical Manufacturing Association Board of Directors in Washington from 1996 until 2002 and has been an independent member of the Board of Directors for Hillman Company since 2004 and for U.P.G. Plastics since 2005.

Michael Raleigh
Director since February 2006
Age 49

Michael Raleigh holds a Bachelor of Science degree in Chemical Engineering from Queen’s University in Kingston, Ontario, Canada, and an MBA degree from the University of Colorado. He has 27 years of oilfield experience ranging across North and South America, the UK North Sea, Russia, the Caspian Sea area and the Middle East. In 1985, Mr. Raleigh co-founded an engineering and software development business ultimately acquired by Schlumberger Oilfield Services in late 1996. From 1997 through 2004 at Schlumberger, Mr. Raleigh oversaw project management and development for various oil and gas projects including secondary oil recovery and unconventional gas production projects focusing on tight gas, shale gas and coal bed methane. He joined Domain Energy Advisors, LLC in early 2005 and currently serves as a managing partner. Domain Energy Advisors provides technical and commercial expertise supporting independently managed funds investing in private and public small cap exploration and production companies.

We have an audit committee composed of Messrs. Larry W. Wilton (Chairman), Thomas Kelly and Raoul J. Baxter. The members of the Audit Committee are independent as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules. We consider Mr. Wilton to be an audit committee financial expert. An audit committee financial expert is defined as a person who has the following attributes:

•	An understanding of generally accepted accounting principles and financial statements;

•	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•
Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and level of complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

•	An understanding of internal control over financial reporting; and

•	An understanding of audit committee functions.

The audit committee financial expert may have acquired such attributes through:

•
Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

•	Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

•	Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

•	Other relevant experience.

Recommendations by Security Holders of Nominees to the Board of Directors

There has been no material change in the procedures by which security holders may recommend nominees to our Board of Directors, as described in the Proxy Statement we filed with the Securities and Exchange Commission on November 16, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.

Based upon a review of Forms 3 and 4 and any amendments thereto furnished to us during the fiscal year ended March 31, 2006, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended March 31, 2006, management has determined that, during such fiscal year, the following directors, officers or ten percent beneficial owners of our common stock failed to file on a timely basis with the Securities and Exchange Commission a required report on Form 3 or 4:

C. Scott Wilson
Bruce Ransom
Thomas Kelly
Larry W. Wilton
Raoul J. Baxter
Michael Raleigh

With the exception of Mr. Thomas Kelly, who owned 1,666 shares of our common stock on February 22, 2006, none of these individuals owned securities in United Heritage Corporation on the date on which he was appointed. Form 3s for Mr. Kelly and Mr. Wilton were filed on May 17, 2006, a Form 3 for Mr. Wilson was filed on May 18, 2006, a Form 3 was filed for Mr. Raleigh on July 10, 2006 and Form 3s were filed for Mr. Baxter and Mr. Ransom on July 12, 2006.

On January 3, 2006 Mr. Wilson, our Chief Executive Officer and President, became the beneficial owner of 25,000 shares of our common stock. These shares were transferred by Lothian to Mr. Wilson for services rendered to Lothian. Also on January 3, 2006, an option to purchase 500,000 shares of our common stock was granted to Mr. Wilson in conjunction with his agreement to become our Chief Executive Officer and President. The option exercise price is $1.05 and the option term is 10 years. A Form 4 reporting these transactions was filed on July 12, 2006.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. C. Scott Wilson, Chief Executive Officer, United Heritage Corporation, 405 Marienfeld, Suite 200, Midland, Texas 79701.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information as to the compensation paid or accrued during the 2005 fiscal year to Mr. C. Scott Wilson, our Chief Executive Officer and President, to Mr. Kenneth Levy, our Chief Financial Officer, and to Mr. Walter G. Mize, our former Chief Executive Officer and President.

SUMMARY COMPENSATION TABLE

				Long Term Compensation Awards
Name and	Annual Compensation			Securities underlying
Principal Position	Year	Salary ($)	Bonus ($)	Options (#)

C. Scott Wilson	2006	$0	$0	500,000
Chief Executive Officer
President

Kenneth Levy	2006	$0	$0	0
Chief Financial Officer

Walter G. Mize	2006	$0	$0	0
Chairman of the Board,	2005	$0	$0	0
President and Chief	2004	$0	$0	0
Executive Officer

The following table sets forth information concerning the granting of stock options during the last completed fiscal year to our executive officers:

Option/SAR Grants for Last Fiscal Year-Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date
C. Scott Wilson	500,000	100%	$1.05/share	January 3, 2016

No options were exercised by any executive officer during the last completed fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

Management

The following table shows beneficial ownership, on July 13, 2006, of shares of our common stock by all five percent shareholders, executive officers and directors.

Name and Address of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Owner	Of Class(1)

Lothian Oil Inc.	6,641,666(2)	71.01%
500 Fifth Avenue, Suite 2600
New York, New York 10110

C. Scott Wilson	525,000(3)	7.56%
405 North Marienfeld, Suite 200
Midland, Texas 79701

Thomas Kelly	1,666	*
5075 Westhiemer, #890
Houston, Texas 77056

*Less than 1%.
(1) Based on 6,446,850 shares of Common Stock issued and outstanding as of July 13, 2006.
(2) Lothian owns 3,735,000 shares of our common stock and warrants that allow it to purchase a total of 2,906,666 shares of common stock. The warrants were issued on October 7, 2005, are immediately exercisable and have five year terms.
(3) In exchange for consulting services rendered to Lothian, Lothian transferred to Mr. Wilson 25,000 shares of Lothian’s United Heritage common stock. As an inducement to him to become our Chief Executive Officer and President, we granted to Mr. Wilson options to purchase 500,000 shares of our common stock. The right to purchase one-third of the common stock vested on January 3, 2006, and the right to purchase the remaining shares of common stock will vest in equal increments on January 3, 2007 and January 3, 2008. The exercise price is $1.05 per share and the terms of the options are 10 years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 7, 2005, Lothian Oil Inc., our largest shareholder, entered into a Securities Purchase Agreement with us. Pursuant to this agreement, Lothian purchased 1,093,333 shares of our common stock and warrants to purchase an additional 2,906,666 shares of common stock for an aggregate purchase price of $3,444,000, or $3.15 per share, in cash. The warrants have a term of five years and were issued as follows: (i) a warrant for the purchase of 953,333 shares with an exercise price of $3.15 per share; (ii) a warrant for the purchase of 1,000,000 shares with an exercise price of $3.36. per share; and (iii) a warrant for the purchase of 953,333 shares with an exercise price of $3.75 per share.

Proceeds from the sale of the securities were used to repay a line of credit made to us by Almac Financial Corporation, a corporation wholly-owned by Walter G. Mize, our former Chief Executive Officer, President and Chairman of our Board of Directors.

As part of the Agreement, Lothian and United Heritage entered into a series of agreements, including Development and Exploration Agreements relative to certain properties belonging to our subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, documents titled Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement, which created an assignment and assumption interest relative to a portion of our working interest in those properties, promissory notes in the amount of $4,000,000 and $2,500,000 and a Credit Agreement and Secured Credit Agreement, setting forth the terms of the loans. A detailed discussion of these agreements is included in Item 1 of this Annual Report.

On October 7, 2005 Lothian also entered into a Securities Purchase Agreement with certain of our shareholders, including Mr. Mize. Mr. Mize, together with six other shareholders, sold a total of 2,666,665 shares of common stock to Lothian. (Together, Mr. Mize and the other selling shareholders are referred to in this discussion as the “Selling Shareholders”.) Lothian paid an aggregate purchase price of $10,651,000 or $3.99 per share for the common stock. On the date of the sale, Mr. Mize owned a total of 1,709,863 shares of common stock, of which 1,693,530 shares were sold. Mr. Mize retained 16,333 issued and outstanding shares of common stock as well as an option to purchase 333,333 shares of common stock at a price of $1.50 per share. If not exercised, this option will expire on March 31, 2009.

Lothian paid the purchase price to the Selling Shareholders with a promissory note dated October 7, 2005 (the “Acquisition Date”). The promissory note accrues interest at the prime rate plus 1%. The promissory note will be paid in installments. The first installment of $3,500,000 was paid on December 20, 2005; the second installment of $2,383,666 will be due and payable on the first anniversary of the Acquisition Date; the third installment of $2,383,666 will be due and payable on the second anniversary of the Acquisition Date; and the promissory note will mature and an installment equal to the remaining unpaid principal amount and all accrued but unpaid interest will be due and payable on the third anniversary of the Acquisition Date.

On February 22, 2006, Lothian executed an Allonge to the promissory note whereby it agreed to pay $1,000,000 of the principal amount on or before June 30, 2006.

To secure payment of the purchase price, on October 7, 2005 Lothian executed a Stock Pledge Agreement in favor of the Selling Shareholders. As the anniversary installments required by the promissory note are paid, 933,333 shares, 577,777 shares and 1,155,555 shares of common stock, respectively, will be released.

We received a line of credit of up to $6.5 million from Almac Financial Corporation, a corporation related to Walter G. Mize, formerly a major shareholder as well as our President and a director. The line of credit was secured by substantially all of our assets and those of the subsidiaries. We believe that this line of credit was on terms at least as favorable to us as terms we could have obtained from an unrelated lender. The line of credit has been paid in full and closed.

During the 2006 fiscal year, we received the use of office space and equipment from Walter G. Mize without charge. Mr. Mize was under no obligation to provide the use of the office space or equipment to us.

On February 22, 2006 we relocated our corporate headquarters to 405 North Marienfeld, Suite 200, Midland, Texas 79701. This facility consists of approximately 2,070 square feet together with secretarial and other services. The rent is $2,500 per month. We sublease from Shamrock Equipment Company, Inc., which is controlled by Thomas Kelly, one of our directors.

ITEM 13. EXHIBITS

2.		Exhibits

	3.1	Articles of Incorporation, as amended on December 5, 1997(1)

	3.2	Articles of Amendment to Articles of Incorporation

	3.3	Bylaws(1)

	4.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of United Heritage Corporation (2)

	4.2	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of United Heritage Corporation (2)

	10.1	1995 Stock Option Plan (3)

	10.2	1998 Stock Option Plan (4)

	10.3	2000 Stock Option Plan (5)

	10.4	2002 Consultant Equity Plan (6)

	10.5	Securities Purchase Agreement dated October 7, 2005 between United Heritage Corporation and Lothian Oil Inc. (7)

	10.6	Warrant to Purchase Shares of Common Stock dated October 7, 2005 and issued by United Heritage Corporation in favor of Lothian Oil Inc. (7)

	10.7	Warrant to Purchase Shares of Common Stock dated October 7, 2005 and issued by United Heritage Corporation in favor of Lothian Oil Inc. (7)

	10.8	Warrant to Purchase Shares of Common Stock dated October 7, 2005 and issued by United Heritage Corporation in favor of Lothian Oil Inc. (7)

10.9
Development and Exploration Agreement dated October 7, 2005 among Lothian Oil Inc., United Heritage Corporation, UHC New Mexico Corporation, UHC Petroleum Corporation and UHC Petroleum Services Corporation (8)

	10.10	Assignment and Bill of Sale dated October 7, 2005 between UHC New Mexico Corporation and Lothian Oil Inc. (8)

10.11	Operating Agreement dated October 7, 2005 among Lothian Oil Inc., United Heritage Corporation and UHC New Mexico Corporation (8)

10.12	Term Note dated October 7, 2005 executed by United Heritage Corporation and UHC New Mexico Corporation in favor of Lothian Oil Inc. (8)

10.13	Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement executed by UHC New Mexico Corporation in favor of Lothian Oil Inc. (8)

10.14	$2,500,000 Secured Credit Agreement dated March 31, 2006 between United Heritage Corporation and Lothian Oil Inc. (11)

10.15	Term Note in the amount of $2,500,000 dated March 31, 2006 in favor of Lothian Oil Inc. (11)

10.16
Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement from United Heritage Corporation to Michael H. Atnipp, Trustee, for the benefit of Lothian Oil Inc. and dated March 31, 2006 (11)

10.17	Development and Exploration Agreement among Lothian Oil Inc., UHC Petroleum Corporation and UHC Petroleum Services Corporation and ratified by United Heritage Corporation effective March 31, 2006 (11)

10.18
Amendment and Revision to Development and Exploration Agreement effective March 31, 2006 between Lothian Oil Inc. and United Heritage Corporation, UHC Petroleum Corporation and UHC Petroleum Services Corporation (11)

10.19	Term Assignment between UHC Petroleum Corporation and Dominion Oklahoma Texas Exploration & Production, Inc. (9)

10.20	Promissory Note dated June 16, 2006 executed in favor of Sterling Bank (10)

10.21
Amended and Restated Credit Agreement dated June 16, 2006 among United Heritage Corporation, UHC New Mexico Corporation, Lothian Oil Inc., Lothian Oil (USA) Inc., Lothian Oil Texas I Inc. and Sterling Bank (10)

10.22	Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement dated June 16, 2006 in favor of Sterling Bank (10)

10.23	Security Agreement, Pledge and Financing Statement dated June 16, 2006 in favor of Sterling Bank (10)

10.24	Guaranty dated June 16, 2006 made by UHC Petroleum Corporation, UHC Petroleum Services Corporation and Lothian Oil Texas II Inc. in favor of Sterling Bank (10)

10.25	Stock Pledge Agreement dated June 16, 2006 between United Heritage Corporation and Sterling Bank (10)

10.26	Subordination Agreement dated June 16, 2006 among Lothian Oil Inc., United Heritage Corporation, UHC New Mexico Corporation and Sterling Bank (10)

10.27	Letter in lieu of Transfer Order dated June 16, 2006 in favor of Sterling Bank (10)

10.28	Amendment to Term Note, Secured Credit Agreement, and Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement dated April 4, 2006 between Lothian Oil Inc., UHC New Mexico Corporation, UHC Petroleum Corporation and UHC Petroleum Services Corporation and ratified by United Heritage Corporation (11)

21	Subsidiaries of the Company (11)

23	Consent of Weaver and Tidwell, L.L.P.(11)

24	Power of Attorney (11)

31.1	Certification of Chief Executive Officer (11)

31.2	Certification of Chief Financial Officer (11)

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act (11)

(1)	Filed with the Registrant’s Registration Statement No. 33-43564 on Form S-1 and incorporated by reference herein.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K which was filed on May 23, 2006.
(3)	Filed with the Registrant’s Annual Report for the year ended March 31, 2004.
(4)	Incorporated by reference to the Registrant’s registration statement on Form SB-2, File No. 333-115-121, filed on May 4, 2004.
(5)	Incorporated by reference to the S-8 registration statement filed by the Registrant on September 30, 1998 as document number 333-64711.
(6)	Incorporated by reference to the S-8 registration statement filed by the Registrant on December 6, 2000 as document number 333-51362.
(7)	Incorporated by reference to the Registrant’s Quarterly Report for the period ended September 30, 2005 which was filed on November 14, 2005.
(8)	Incorporated by reference to the Registrant’s Quarterly Report for the period ended December 31, 2005 which was filed on February 14, 2006.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on June 20, 2005.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K which was filed on June 30, 2006.
(11)	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by Weaver and Tidwell, L.L.P. during the fiscal years ended March 31, 2006 and March 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. The Audit Related Fees were incurred as a result of consultations between our executive officers and Weaver and Tidwell, L.L.P. relating to the implementation of disclosure controls and procedures and the certification of same. Tax Fees were incurred for the preparation of the Company’s consolidated tax return and the preparation of various state income tax returns. Fees in the 2005 fiscal year included $10,540 related to research and consultation requested by the Company regarding SB-2 filing, issues related to stock options and issues related to our oil and gas operations and $1,635 related to consultations regarding the potential sale of oil and gas properties owned by us, including various alternatives and accounting treatments.

		March 31, 2006		March 31, 2005

(i)	Audit Fees	$43,000		$43,500
(ii)	Audit Related Fees	$0		$3,293
(iii)	Tax Fees	$4,875		$0
(iv)	All Other Fees	$1,500	*	$12,175

*Relates to review and assistance in conjunction with the various transactions with Lothian Oil Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2006	UNITED HERITAGE CORPORATION

	By:	/s/ C. Scott Wilson
C. Scott Wilson,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 14th day of July 2006.

SIGNATURE, TITLE

/s/ C. Scott Wilson
C. Scott Wilson President, Chief Executive Officer and Director

/s/ Kenneth Levy
Kenneth Levy
Secretary, Chief Financial Officer
(Principal Accounting Officer) and Director

/s/ Bruce Ransom
Bruce Ransom
Director

/s/ Thomas Kelly
Thomas Kelly
Director

/s/ Larry W. Wilton
Larry W. Wilton
Director

*
Raoul J. Baxter
Director

/s/ Michael Raleigh
Michael Raleigh
Director

*/s/ C. Scott Wilson
Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Heritage Corporation and subsidiaries as of March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the 2005 financial statements have been restated to reflect the effects of negative revisions to the Company's quantities of estimated proved reserves.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
July 10, 2006

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005

	2006	2005
ASSETS		(Restated)
CURRENT ASSETS
Cash	$76,366	$7,151
Notes receivable	-	87,500
Trade accounts receivable	60,269	90,267
Accounts receivable - affiliate	-	12,908
Inventory	48,626	26,207
Prepaid expenses	47,530	125,195
Total current assets	232,791	349,228
OIL AND GAS PROPERTIES, accounted for using the full cost method, net of accumulated depletion and depreciation of $2,048,818 for 2006 and $1,026,934 for 2005
Proved	9,435,979	2,301,263
Unproved	5,781,645	35,215,630
	15,217,624	37,516,893
PROPERTY AND EQUIPMENT, at cost
Equipment, furniture and fixtures	74,244	74,244
Vehicles	57,603	57,603
	131,847	131,847
Less accumulated depreciation	120,657	115,384
	11,190	16,463
TOTAL ASSETS	$15,461,605	$37,882,584

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND 2005

	2006	2005
		(Restated)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	1,653,763	678,933
Accrued expenses	344,684	5,948
Accrued interest, related party	-	490,585
Total current liabilities	1,998,447	1,175,466
LONG-TERM LIABILITIES
Asset retirement obligation	266,512	249,980
Note payable, related parties	1,413,003	3,123,094
Deferred tax liability	-	8,049,925
Total liabilities	3,677,962	12,598,465
SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 125,000,000 shares authorized, issued and outstanding
2006 - 6,446,758
2005 - 5,182,781	6,447	5,183
Additional paid-in capital	43,341,208	39,476,803
Accumulated deficit	(31,564,012)	(14,192,617)
	11,783,643	25,289,369
Deferred compensation and consulting	-	(5,250)
Total shareholders' equity	11,783,643	25,284,119
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,461,605	$37,882,584

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
		(Restated)
OPERATING REVENUES
Processed meat products	$8,694	$55,085
Oil and gas sales	592,991	483,151
Total operating revenues	601,685	538,236
OPERATING COSTS AND EXPENSES
Processed meat products	15,996	57,871
Production and operating	259,290	276,644
Selling	-	1,257
Depreciation and depletion	1,043,687	280,273
General and administrative	1,339,920	1,154,815
Ceiling test impairment of oil & gas properties	23,199,110	-
Total operating costs and expenses	25,858,003	1,770,860
Loss from operations	(25,256,318)	(1,232,624)
OTHER INCOME (EXPENSE)
Interest income	-	222
Gain on forgiveness of debt	116,457	1,597,400
Loss on notes receivable	(87,500)	-
Loss on sale of assets	-	(10,873)
Interest expense	(221,445)	(1,371,034)
Miscellaneous income	27,486	14,182
Income (loss) before income tax	(25,421,320)	(1,002,727)
INCOME TAX (EXPENSE) BENEFIT	8,049,925	-
Net income (loss)	($17,371,395)	($ 1,002,727)
Income (loss) per share:
Basic and diluted	($ 2.98)	($ 0.21)
Weighted average number of shares outstanding Basic and diluted	5,830,188	4,888,023

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2006 AND 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Other
Balance, March 31, 2004 (Restated)	4,037,741	$4,038	$36,603,539	$(13,189,890)	$(21,242)
Stock issued for services	261,707	262	463,963	-	-
Stock issued from private placement (PIPE)	883,333	883	1,324,117	-	-
Conversion of promissory notes payable	-	-	1,060,000	-	-
Stock options for services non-employees	-	-	25,184	-	-
Realization of deferred consulting fees	-	-	-	-	15,992
Net loss	-	-	-	(1,002,727)	-

Balance, March 31, 2005 (Restated)	5,182,781	5,183	39,476,803	(14,192,617)	(5,250)
Stock issued for services	33,333	33	105,324	-	-
Issuance of stock to Lothian Oil Inc.	1,093,333	1,093	3,442,907	-	-
Issuance of stock upon exercise of warrants	138,233	138	311,712	-	-
Stock options for services of non-employees	-	-	4,462	-	-
Realization of deferred	-	-
consulting fees			-	-	5,250
Reverse stock split-fractional shares	(922)
Net loss	-	-	-	(17,371,395)	-
Balance, March 31, 2006	6,446,758	$6,447	$43,341,208	$(31,564,012)	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($17,371,395)	($ 1,002,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,043,687	280,273
Loss from sale of equipment	-	10,873
Ceiling test impairment of oil and gas properties	23,199,110
Realization of stock options issued to non-employees	4,462	25,184
Recognition of services performed for stock	105,357	464,225
Deferred compensation and consulting recognized in current year	5,250	15,992
Forgiveness of debt	(116,457)	(1,597,400)
Beneficial conversion of promissory notes payable	-	1,060,000
Write off of note receivable	87,500	-
Changes in assets and liabilities:
Accounts receivable	29,998	(46,363)
Note receivable	-	(12,500)
Inventory	(22,419)	3,868
Prepaid expenses	77,665	21,985
Deferred tax	(8,049,925)	-
Accounts payable and accrued expenses	939,438	191,439
Net cash used in operating activities	(67,729)	(585,151)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	44,491
Proceeds from sale of oil and gas interests	625,000	-
Additions to oil and gas properties	(2,533,815)	(426,053)
Additions to equipment	-	(7,870)
Net cash used in investing activities	(1,908,815)	(389,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	1,536,100
Proceeds from promissory notes	-	740,087
Proceeds from exercise of stock warrants	311,850	-
Proceeds from issuance of common stock to Lothian	3,444,000	-
Proceeds from borrowings, related parties	1,493,903	-
Payments on note payable, related party	(3,203,994)	(1,021,875)
Payments on line of credit	-	(700,000)
Net cash provided by financing activities	2,045,759	554,312
Net increase (decrease) in cash	69,215	(420,271)
Cash, beginning of year	7,151	427,422
Cash, end of year	$76,366	$7,151

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2006 AND 2005
(continued)

	2006	2005
		(Restated)
SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$712,030	$68,000
Taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Common stock issued in exchange for services	$105,357	$464,225
Common stock issued from private placement(PIPE)	$-	$2,650
Forgiveness of debt	$116,457	$1,300,000
Sale of assets in exchange for note receivable	$-	$75,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

In April 2006, the Company retained independent petroleum engineers to evaluate its properties. Based on this review and internal assessments, the Company concluded that a downward revision of its stated proved reserves, from 36,492,693 Boe to 1,056,317 Boe, should have been reflected in the March 31, 2005 fiscal year and prior periods. The Company concluded that a revision of the historical proved reserve estimates included in the historical supplemental oil and gas producing disclosures was required. Quantities of estimated proved reserves are used in determining depletion and impairment based on the ceiling limitation. The revisions of historical reserve estimates required the restatement of the Company's financial statements for the fiscal years ending March 31, 2000 to March 31, 2005 and the first three quarters of March 31, 2006.

The revision to the reserve estimates and the recalculation of the ceiling limitations for the restated financial statements required the Company to record impairment to its proved properties of approximately $948,898 in the fiscal year ended March 31, 2002.

In addition to the restatements required as a result of the reserve revisions, the Company determined that approximately $76,822 of merger costs and $34,131 of vehicle costs net of accumulated depreciation were inappropriately included in the Company's proven properties in the March 31, 2005 financial statements and prior years. The Company determined that a revision of the historical financial statements for these reclassifications was required to determine the appropriate depletion and impairment based on the ceiling limitation.

Reserve Restatement

The reserve restatement resulted in the following revisions to our estimated proved reserves as of:

	March 31,
	2005		2004
	As Reported	As Restated	As Reported	As Restated
Estimated Proved Reserves (Unaudited):
Oil (Bbls)	35,225,600	567,189	27,592,015	575,783
Gas (Mcf)	7,602,559	2,934,765	1,507,510	3,097,811
Oil and Gas (Boe)	36,492,693	1,056,317	27,843,267	1,092,085

Estimated Proved Developed Reserves (Unaudited):
Oil (Bbls)	5,629,000	567,189	6,702,230	575,783
Gas (Mcf)	2,538,000	2,934,765	1,507,510	3,097,811
Oil and Gas (Boe)	6,052,000	1,056,317	6,953,482	1,092,085

NOTE 1. RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS - continued

Financial Restatement

The cumulative impact of the restatement on the Company's shareholders' equity as of March 31, 2005 was a reduction of approximately $1,800,873.

The Company's historical consolidated statements of operations for the year ended March 31, 2005 and for each of the quarters in that year and the first three quarters of the fiscal year ended March 31, 2006 reflect the effects of the restatement on the calculation of historical depletion. The Company did not amend the Annual Report filed on Form10-KSB for the year ended March 31, 2005 or the Quarterly Reports filed on Form 10-QSB for any periods prior to March 31, 2006. The financial statements and related information contained in those reports should no longer be relied upon. A summary of the effects of the restatement on reported amounts for the year ended March 31, 2005 and the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 is presented below. The information presented represents only those statement of operations, balance sheet and cash flow statement line items affected by the restatement.

	Year ended March 31, 2005
	As Reported	As Restated
Statement of Operations:
Depreciation and depletion	$90,741	$280,273
Total operating costs and expenses	1,581,328	1,770,860
Loss from operations	(1,043,092)	(1,232,624)
Income before income tax	(813,195)	(1,002,727)
Income tax	-	-
Net loss	(813,195)	(1,002,727)
Basic and diluted loss per share	(0.17)	(0.21)

	Year ended March 31, 2005
	As Reported	As Restated
Statement of Cash Flows:
Net loss	$(813,195)	$(1,002,727)
Depreciation, depletion and amortization	90,741	280,273

	March 31, 2005
	As Reported	As Restated
Balance Sheet:
Prepaid expenses	$48,374	$125,195
Proved oil and gas properties	38,565,819	2,301,263
Accumulated depletion	204,706	1,026,934
Unproved oil and gas properties	834,579	35,215,630
Vehicles	22,045	57,603
Accumulated depreciation	85,637	115,384
Total assets	39,683,457	37,882,584
Accumulated deficit	(12,391,744)	(14,192,617)
Total liabilities and shareholders' equity	39,683,457	37,882,584

NOTE 1. RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS - continued
	Quarters Ended (Unaudited)
	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Operations:
Depreciation and depletion	$11,734	$64,005	$14,187	$389,435	$21,269	$234,880
Ceiling test impairment	-	-	-	23,199,110	-	-
Total operating costs and expenses	271,475	323,746	418,970	23,993,328	354,531	568,142
Loss from operations	(144,392)	(196,663)	(234,528)	(23,808,886)	(173,095)	(386,706)
Income tax	-	-	-	8,049,925	-	-
Net loss	(219,013)	(271,284)	(304,821)	(15,865,481)	(209,792)	(423,403)
Basic and diluted loss per share	(0.04)	(0.05)	(0.06)	(2.98)	(0.03)	(0.07)

	Quarters Ended (Unaudited)
	June 30, 2005		September As Restated 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Cash Flows:
Net loss	$(219,013)	$(271,284)	$(304,821)	$(15,865,481)	$(209,792)	$(386,706)
Depreciation, depletion and amortization	11,734	64,005	14,187	389,435	21,269	234,880
Ceiling test impairment	-	-	-	23,199,110	-	-
Deferred tax	-	-	-	(8,049,925)	-	-

	Quarters Ended (Unaudited)
	June 30, 2004		September 30, 2004		December 31, 2004		March 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Operations:
Depreciation and depletion	$20,966	$60,942	$20,982	$60,363	$21,792	$57,671	$27,001	$101,297
Total operating costs and expenses	645,549	685,525	352,333	391,714	288,068	323,947	295,378	369,674
Loss from operations	(483,839)	(523,815)	(236,438)	(275,819)	(153,614)	(189,493)	(169,201)	(243,497)
Income tax	-	-	-	-	-	-	-	-
Net income (loss)	(559,743)	(599,719)	(316,444)	(355,825)	(232,508)	(268,387)	295,500	221,204
Basic and diluted earnings (loss) per share	(0.13)	(0.14)	(0.06)	(0.07)	(0.05)	(0.05)	0.06	0.05

	Quarters Ended (Unaudited)
	June 30, 2004		September 30, 2004		December 31, 2004		March 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Cash Flows:
Net income (loss)	$(559,743)	$(599,719)	$(316,444)	$(355,825)	$(232,508)	$(268,387)	$295,500	$221,204
Depreciation, depletion and amortization	20,966	60,942	20,982	60,363	21,792	57,671	27,001	101,297

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company's new management plans to use proceeds from the note agreements discussed in Note 9 to continue the development of the Company's oil and gas assets. The Company expects that this development will allow it to continue and eventually achieve its business plan.

Nature of Operations

United Heritage Corporation owns various oil and gas properties located in Texas and New Mexico. The Company began production of the Texas properties during the year ended March 31, 2000 and began production of its New Mexico properties during the year ended March 31, 2003. The Company continues to explore and develop its oil and gas properties. The Company also distributed meat products in the United States.

Revenue

Oil and gas production revenues are recognized at the point of sale. Production not sold at the end of the fiscal year is included as inventory in the accompanying financial statements. Revenue from the sale of meat products is recognized when products are delivered to customers.

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

The Company is currently participating in oil and gas exploitation and development activities. As of March 31, the following associated property costs have been excluded in computing amortization of the full cost pool, by the year in which such costs were incurred:

	Total	2006	2005	Prior

Acquisition costs	$31,752,741	$26,566	$-	$31,726,175
Exploration costs	-	-	-	-
Development costs	3,835,257	345,802	424,089	3,065,366
Sale of deep rights	(625,000)	(625,000)	-	-
Unproved impairment	(29,181,353)	(29,181,353)	-	-
	$5,781,645	$(29,433,985)	$424,089	$34,791,541

The Company will begin to amortize the remaining acquisition costs when the project evaluation is complete.

Potential impairment of producing properties and significant unproved properties and other plant and equipment are assessed periodically. If the assessment indicates that the properties are impaired, the amount of the impairment will be added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value using a 10% discount rate (based on prices and costs at the balance sheet date) of future net revenues from proved reserves based on current economic and operating conditions, plus the lower of cost (net of impairments) or fair market value of unproved properties.

As discussed in Note 1, the Company retained outside independent petroleum engineers to evaluate the properties of the Company. Based on this review and internal assessments, the Company concluded that a downward revision for its unproved properties was required. As of March 31, 2006, the Company impaired $29,181,353 of unproved properties and included these costs in the full cost pool subjecting these costs to the ceiling limitation and depletion for the fiscal year ended March 31, 2006. The ceiling test resulted in a write-down during 2006 of $23,199,110. Depreciation and depletion increased approximately $763,414 primarily due to the addition of these unproved properties to the full cost pool.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

Equipment, furniture and fixtures	3-7 years
Vehicles	3-5 years

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share are computed assuming all dilutive potential common shares were issued. Dilutive potential common shares consist of stock options and warrants. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

Cash Flows Presentation

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

Advertising

The Company expenses all advertising costs as incurred. No advertising cost was incurred for the years ended March 31, 2006 or 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including reserves and asset retirement obligation, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of oil and gas reserves and the asset retirement obligation are inherently imprecise and may change materially in the near term.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable. Recorded values of cash, receivables and payables approximate fair values due to short maturities of the instruments. Notes payable are to Lothian Oil Inc., the Company's majority shareholder, and the difference between fair value and recorded amount is not material, based on the stated interest rates available to the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The fair value of the options granted in the year ended March 31, 2006 was estimated on the date of grant using a Black-Scholes option pricing model and the following assumptions: a risk-free rate of return of 3.00% to 4.37%; an expected life of three to ten years; expected volatility of 88% to 96%; and no expected dividends.

Using the above assumptions, the fair value of the options granted to employees and directors on a pro forma basis would result in additional compensation expense of $359,571 and $60,678 for the years ended March 31, 2006 and 2005, respectively. As such, pro forma net loss per share would be as follows for the years ended March 31:

	2006		2005
			(Restated)
Net loss as reported	$	(17,371,395)	($1,002,727)
Expense recognized		343,750	-
Additional compensation		(703,321)	(60,678)
Pro forma net loss		($17,730,966)	($1,063,405)
Loss per share as reported		($2.98)	($0.21)
Pro forma net loss per share		($3.04)	($0.22)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

       Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Recently Issued Accounting Standards Not Yet Adopted

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", ("SFAS No.123(R)") which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 regarding stock-based employee compensation plans. APB Opinion No. 25 requires recognition of compensation expense only if the current market price of the underlying stock exceeded the stock option exercise price on the date of grant. Additionally, SFAS No. 123 established fair value-based accounting for stock-based employee compensation plans but allowed pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Also, pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. The Company will adopt the provisions of SFAS No123(R) in the first quarter of fiscal year 2007 using the modified prospective method. The Company will recognize compensation expense for all stock awards granted or modified on or after April 1, 2006, as well as any previously granted awards that are not fully vested as of April 1, 2006. Compensation expense will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Based on outstanding grants at March 31, 2006 and the various assumptions used to estimate the fair value of these stock option grants, the Company expects stock option expense, net of related capitalization in accordance with the full cost method of accounting for oil and gas properties, will be approximately $753,000. No retroactive or cumulative effect adjustments will be recorded upon adoption.

NOTE 3. REVERSE STOCK SPLIT

On December 19, 2005, the Company's shareholders approved a one-for-three reverse stock split. The reverse stock split was effective December 22, 2005. The Company retained the current par value of $.001 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option and warrant data have been restated to reflect the reverse stock split for all periods presented.

NOTE 4. ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of the changes in the estimated asset retirement obligation follows:

	2006	2005

Beginning asset retirement obligation	$249,980	$292,058
Additional liability incurred	-	-
Change in estimates	-	(56,228)
Accretion expense	16,532	14,150
Asset retirement cost incurred	-	-

Ending asset retirement obligation	$266,512	$249,980

During the years ended March 31, 2006 and 2005, accretion expense was recognized and included in the $1,043,687 and $280,273 of depreciation and depletion reported in the consolidated statement of operations for the years ended March 31, 2006 and 2005, respectively. Asset retirement obligations at March 31, 2006 are $266,512, of which none has been classified as current as there are no wells anticipated to be plugged and abandoned within the next twelve months.

NOTE 5. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and trade receivables. During the years ended March 31, 2006 and 2005, the Company maintained money market accounts with a bank, which at times exceeded federally insured limits.

Concentrations of credit risk with respect to trade receivables consist principally of oil and gas customers operating within the United States.

Receivables from an oil and gas customer comprised 55% of the trade receivable balance at March 31, 2006. Receivables from an oil and gas customer and a food industry customer at March 31, 2005 comprised 57% and 25%, respectively, of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible based upon management's review of customer accounts, historical experience and other pertinent factors.

NOTE 6. INVENTORY

        Inventory consists of the following:

	2006	2005

Meat held for resale	$-	$10,368
Oil in tanks	48,626	15,839

	$48,626	$26,207

NOTE 7. OIL AND GAS PROPERTIES AND OPERATIONS

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31 are as follows:

	2006	2005
		(Restated)
Capitalized costs of oil and gas properties:
Proved	$11,484,797	$3,328,197
Unproved	5,781,645	35,215,630

	17,266,442	38,543,827
Less accumulated depletion,depreciation, and amortization	2,048,818	1,026,934

	$15,217,624	$37,516,893

Costs incurred in oil and gas producing activities were as follows:

	2006	2005
		(Restated)
Property acquisitions
Proved	$-	$-
Unproved	26,566	-
Exploration	-	-
Development	2,507,249	426,053

	$2,533,815	$426,053

NOTE 7. OIL AND GAS PROPERTIES AND OPERATIONS - continued

Results of operations of oil and gas producing activities for the years ended March 31 are as follows:

	2006	2005
		(Restated)
Revenues from oil and gas producing activities:
Sales to unaffiliated parties	$592,991	$483,151
Expenses
Production and operating	259,290	276,644
General and administrative	191,150	233,568
Depreciation and depletion	1,040,250	247,361
Ceiling test impairment of oil
& gas properties	23,199,110	-

Total expenses	24,689,800	757,573

Pretax income (loss) from producing activities	(24,096,809)	(274,422)
Income tax expense	-	-

Results of oil and gas producing activities
(excluding corporate overhead and
interest costs)	$(24,096,809)	$(274,422)

NOTE 8. CANCELLATION OF CURRENT LIABILITY AND SETTLEMENT OF LITIGATION

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

NOTE 9. NOTES PAYABLE, RELATED PARTIES

The Company had a $6,500,000 revolving line of credit, secured by substantially all of the assets of the Company, bearing interest at 10%, due August 17, 2006 from ALMAC Financial Corporation, a corporation owned by Walter G. Mize, formerly the largest shareholder of the Company. During December 2005, with the proceeds of the sale of common stock, the Company paid ALMAC the principal balance in full, resulting in full payment of the line of credit. Interest of $712,030 was paid in 2006 and interest expense of $217,321 and $232,895 was recognized for the years ended March 31, 2006 and 2005, respectively.

The Company has a $4,000,000 loan agreement with Lothian, its majority shareholder. Advances to the Company under this agreement were $1,217,264 as of March 31, 2006. The agreement, dated October 7, 2005, provides for draws as needed for the development of the Cato San Andres Unit in New Mexico. The note bears interest at 1% over the Citibank prime rate (8.75% at March 31, 2006) and is secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Cato San Andres Unit. The note is due and payable on October 7, 2015 and is subordinated to the Sterling Bank agreement discussed below. There were no payments made during fiscal year 2006.

The Company has an additional $2,500,000 loan agreement with Lothian, its majority shareholder. Advances to the Company under this agreement were $195,739 as of March 31, 2006. The agreement, dated as of March 31, 2006, provides for draws as needed for the development of the Wardlaw Field in Texas. The note bears interest at 1% over the Citibank prime rate (8.75% at March 31, 2006) and is secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Wardlaw Field. The note is due and payable on March 31, 2016. There were no payments made during fiscal year 2006.

Reducing Revolving Line of Credit Agreement

The Company, as a co-Borrower with its largest shareholder, entered into an Amended and Restated reducing revolving line of credit agreement of up to $20 million ("Credit Agreement") with Sterling Bank as of March 31, 2006. The line is due and payable on April 30, 2008.

No outstanding loan amounts have been allocated to the Company under the Credit Agreement as of March 31, 2006. As a condition of the Credit Agreement, the Company's largest shareholder has subordinated its Cato San Andres Unit loan to the Company to Sterling Bank. The Credit Agreement is secured by oil and gas properties owned by the borrowers, including the Company. The Credit Agreement contains various negative covenants relating to the Company's largest shareholder which, at March 31, 2006, was in compliance with its covenants.

NOTE 10. PROMISSORY NOTES PAYABLE AND CONVERSION

During the years ended March 31, 2005 and March 31, 2004, the Company raised $740,087 and $584,913, respectively, from the issuance of promissory notes payable to accredited investors.

During April 2004, the Company's shareholders approved conversion features related to the notes. The note holders have the right to convert the outstanding principal amount into two shares of common stock for each dollar of principal. Additionally, upon conversion, debt holders will receive a warrant to purchase two shares of common stock for every share of common stock converted, such warrant providing for exercise prices of $2.25 share for half of the shares underlying the warrant and $3.00 per share for the remaining shares.

During June 2004, the promissory notes were converted into an aggregate of 883,333 shares of common stock and the related warrants were issued.

NOTE 11. BUSINESS SEGMENTS AND MAJOR CUSTOMERS

During March 31, 2006 and 2005, the Company operated in two business segments, oil and gas producing activities and the sale of processed meat products. Factors used by management in determining reportable segments are by business area. Revenue recognition and other accounting policies by segment are consistent with those for the consolidated entity disclosed in Note 1.

SEGMENT INFORMATION:

	2006			2005
	Oil and Gas	Meat	Total	Oil and Gas	Meat	Total
				(Restated)		(Restated)
Revenues from
external customers	$592,991	$8,694	$601,685	$483,151	$55,085	$538,236
Interest revenue	-	-	-	-	-	-
Depletion, depreciation
and amortization	1,040,250	-	1,040,250	247,361	27,931	275,292
Segment profit (loss)	(24,096,809)	(181,066)	(24,277,875)	(274,422)	(211,968)	(486,390)
Segment assets	15,326,519	-	15,217,624	37,516,893	137,973	37,654,866
Expenditures for
segment assets	2,533,815	-	2,533,815	426,053	-	426,053

RECONCILIATIONS:
REVENUES			2006			2005
Total revenues for
reportable segments			$601,685			$538,236
Other revenues			-			-

Total consolidated revenues			$601,685			$538,236

PROFIT OR LOSS
Total profit (loss) for
reportable segments			($24,277,875)			($486,390)
Other profit or loss			(1,143,445)			(516,337)
Income (loss) before income
Taxes			($ 25,421,320)			($1,002,727)

ASSETS
Total assets for
reportable segments			$15,326,519			$37,654,866
Other assets			135,086			227,718
Consolidated total			$15,461,605			$37,882,584

NOTE 11. BUSINESS SEGMENTS AND MAJOR CUSTOMERS - continued

OTHER SIGNIFICANT ITEMS:

	2006			2005
	Segment Totals	Consolidated Adjustments	Totals	Segment Totals	Consolidated Adjustments	Totals
				(Restated)		(Restated)
Interest revenue	$-	$-	$-	$-	$222	$222
Interest expense	-	221,445	221,445	-	1,371,034	1,371,034
Expenditures for assets	2,533,815	-	2,533,815	426,053	7,870	433,923
Depletion, depreciation
and amortization	1,040,250	3,437	1,043,687	275,292	4,981	280,273

Adjustments to reconcile total segment interest revenue and expense, and depreciation and amortization to consolidated totals are attributed to corporate headquarters, which is not included in segment information.

The Company recorded meat sales to the following major customers for the years ended March 31:

	2006		2005
	Amount	Percent	Amount	Percent
Customer A	$-	-%	$19,657	35.7%
Customer B	-	-%	31,117	56.5%

	$-	-%	$50,774	92.2%

The Company recorded oil and gas sales to the following major customers for the years ended March 31:

	2006		2005
	Amount	Percent	Amount	Percent
Customer A	$230,144	38.8%	$235,525	49.0%
Customer B	362,847	61.2%	247,626	51.0%

	$592,991	100.0%	$483,151	100.0%

NOTE 12. UNREGISTERED SALE OF EQUITY SECURITIES TO LOTHIAN OIL INC.

On December 19, 2005, the Company's shareholders approved the sale of 1,093,333 shares of the Company's common stock, $0.001 par value, and warrants to purchase an additional 2,906,666 shares of common stock to Lothian Oil Inc. Proceeds from the sale of these securities were used to repay a line of credit made to the Company by ALMAC Financial Corporation, a corporation wholly-owned by Walter G. Mize, formerly the largest shareholder of the Company. Any funds remaining after payment of the line of credit were used by the Company for working capital purposes.

As part of the agreement, Lothian and the Company entered into a development and operating agreement relative to certain properties belonging to the Company's wholly-owned subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation.

In addition, Lothian purchased 2,666,667 restricted shares of Company common stock from Walter G. Mize, Chairman of the Board of Directors and formerly the Company's largest shareholder, President and Chief Executive Officer, and six other shareholders for an aggregate purchase price of $10,651,000 or $3.99 per share. Lothian paid the purchase price with a promissory note.

NOTE 13. STOCK OPTION PLANS

Directors of the Company adopted the 1995 Stock Option Plan effective September 11, 1995. This Plan set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries.

Options granted under the Plan must be exercised within five years after the date of grant, but may be affected by the termination of employment. No options have been granted since 1998 and none are outstanding.

Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. As a result of a grant in January 2006 to the Company's chief executive officer, discussed in more detail below, options to purchase 66,667 shares are outstanding under this plan.

Directors of the Company adopted the 2000 Stock Option Plan effective June 5, 2000. This Plan set aside 1,666,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, advisors, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan must be exercised within the number of years determined by the Stock Option Committee and allowed in the Stock Option Agreement. The Stock Option Agreement may provide that a period of time must elapse after the date of grant before the options are exercisable. The options may not be exercised as to less than 100 shares at any one time.

On May 30, 2003 the Company granted 1,051,667 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $1.50 per share.

During fiscal year 2006, the Company granted an option for 40,000 shares to a member of the Board of Directors for and in consideration of services provided to the Company. The option was issued at $2.91 per share for a term of five years with vesting over a three-year period.

On May 24, 2005, the Company granted options to certain members of the Board of Directors for and in consideration of services provided to the Company, as shown in the table below. The options were issued at $1.50 for a term of three years.

On January 3, 2006, the Company granted options to purchase 500,000 shares to the Company's chief executive officer for and in consideration of services provided to the Company. The options were issued at $1.05 per share for a term of three years with one-third of the options being exercisable immediately and one-third exercisable in each of the following two years. The fair value of each option was determined to be $2.50.

NOTE 13. STOCK OPTION PLANS - continued

The following schedule summarizes pertinent information with regard to the Plans for the years ended March 31:

	2006		2005
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price

Beginning of year	1,051,667	$1.50	1,051,667	$1.50
Granted	673,333	1.25	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

End of year	1,725,000	$1.40	1,051,667	$1.50

Exercisable	1,365,001	$1.46	800,000	$1.50

Weighted average fair value of options granted		$2.15		$0.48

Options granted to non-employees under the above three plans resulted in compensation expense of $4,462 and $25,184 for the years ended March 31, 2006 and 2005, respectively. The intrinsic value of options issued in 2006 resulted in expense of $343,750 being accrued in the accompanying financial statements.

The following table summarizes information for options outstanding as of March 31, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted Average Remaining Life-Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$1.50	1,185,000	2.38	$1.50	1,185,000	$1.50
2.91	40,000	4.15	2.91	13,334	2.91
1.05	500,000	9.76	1.05	166,667	1.05

$1.05-$2.91	1,725,000	5.41	$1.40	1,365,001	$1.46

NOTE 14. STOCK WARRANTS

The Company entered into a stock warrant agreement effective January 12, 2004. Pursuant to the agreement, the Company issued 500,000 warrants to purchase common stock in connection with a private placement. Warrants issued under the agreement must be exercised by March 15, 2007.

The Company entered into a stock warrant agreement effective April 2004 in connection with the convertible promissory notes more fully described in Note 9. Pursuant to the agreement, the Company issued 1,766,667 warrants to purchase common stock. Warrants issued under the agreement must be exercised by March 15, 2007.

NOTE 14. STOCK WARRANTS - continued

On December 19, 2005, the Company's shareholders approved the issuance of warrants to purchase an additional 2,906,666 shares of Common Stock to Lothian Oil Inc. The warrants are exercisable upon issuance and have a term of five years and were issued as follows:

1)	Warrant for the purchase of 953,333 shares with an exercise price of $3.15 per share;
2)	Warrant for the purchase of 1,000,000 shares with an exercise price of $3.36 per share;
3)	Warrant for the purchase of 953,333 shares with an exercise price of $3.75 per share.

The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31:

	2006		2005
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
Beginning of year	2,266,667	$2.64	550,000	$2.82
Granted	2,956,900	3.39	1,766,667	2.64
Exercised	(138,233)	2.25	-	-
Forfeited	-	-	-	-
Expired			50,000	4.50

End of year	5,085,334	$3.08	2,266,667	$2.64

Exercisable	5,085,334	$3.08	2,266,667	$2.64

Weighted average fair value of warrants issued		$-		$-

Half of the 1,766,667 warrants issued during fiscal year 2005 are exercisable at $2.25 and $3.00, respectively, and have a remaining contractual life of 2 years. The warrants issued in fiscal 2006 include those issued to Lothian Oil Inc. and 50,234 warrants issued for legal services exercisable at $1.50 per share to satisfy liabilities.

The following table summarizes information for warrants outstanding as of March 31, 2006:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number	Weighted Average Remaining Life-Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$2.25-$3.00	2,178,668.96		$2.62	2,178,668	$2.62
3.15-3.75	2,906,666	4.72	3.42	2,906,666	3.42

$2.25-$3.75	5,085,334	3.10	$3.08	5,085,334	$3.08

NOTE 14. STOCK WARRANTS - continued

During the years ended March 31, 2006 and 2005, the Company did not record any expenses for services rendered related to warrants issued under the agreements.

NOTE 15. INCOME TAXES

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

The Company's federal tax provision consists of the following:

	2006	2005

Current	$-	$83,913
Benefits of operating loss carryforwards	-	(83,913)
Adjustments of beginning of year valuation allowance	(3,099,000)	-
Deferred
Federal	(4,950,925)	-
	($8,049,925)	$-

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2006	2005

U.S. statutory rate	34%	34%
Valuation allowance	-	(34%)
Other	(2%)	-
Effective tax rate	32%	0%

NOTE 15. INCOME TAXES - continued

At March 31, the deferred tax asset and liability balances are as follows:

	2006	2005
Deferred tax asset
Net operating loss	$3,089,263	$3,099,000
Accrued expenses	207,489	-
	3,296,752	3,099,000
Deferred tax liability - oil and gas properties	(1,426,696)	(8,049,925)

Net deferred tax asset	1,870,056	(4,950,925)
Valuation allowance	(1,870,056)	(3,099,000)

Deferred tax asset (liability)	$-	($8,049,925)

The net change in the valuation allowance for 2006 was a decrease of $1,228,944 and 2005 had a decrease of $84,657. The deferred tax asset is due to the net operating loss carryover. The deferred tax liability results from difference in the basis of oil and gas properties for tax and financial reporting purposes.

The Company has a net operating loss carryover of approximately $9,086,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2026, if not previously utilized. Due to the change in control in 2006, the use of the net operating loss each year will be limited.

NOTE 16. STOCK BONUS PLAN

The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The administration of the plan is done by the Company's stock option committee. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2006, 27,800 shares had been issued in accordance with the plan.

NOTE 17. NOTE RECEIVABLE

On January 27, 2005, Heritage Food Group, a wholly-owned subsidiary of the Company, was merged with BMW Holdings, Inc. (BMW), an unrelated third party. This transaction was completed under the terms of a Reorganization Agreement and an Agreement and Plan of Merger pursuant to which the Company transferred certain assets of National Heritage Sales Corporation, another of its wholly-owned subsidiaries, to Heritage Food Group. The assets included "Heritage Lifestyle" trademarks, point of sale material and goodwill. As consideration for the sale, BMW issued to United Heritage Corporation a promissory note for $75,000, payable in 12 equal monthly installments. Payment was to begin 30 days after consummation of the merger. Furthermore, as a result of the merger, the Company obtained a 7.5% interest in BMW consisting of 8,823,530 shares of BMW's Class A common stock. The Company intended to distribute to its shareholders all of its shares of BMW Class A common stock. BMW was unable to begin making payment of the promissory note as scheduled, and the Company agreed to extend the date on which the first monthly installment was due, first to September 2005 and then to December 2005. No payments were received as of December 31, 2005 and, as a result, the Company has

NOTE 17. NOTE RECEIVABLE - continued

written off the receivable and reported a loss of $87,500 in the accompanying financial statements. Further, it is the understanding of the
Company that BMW has filed a bankruptcy petition and it is not anticipated that BMW will recover. Accordingly, the distribution of Class A common stock to the Company's shareholders will not occur.

NOTE 18. CONTINGENCIES

The Company is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the Company is a party will have a material adverse effect on our financial condition or results of operations.

NOTE 19. 2002 CONSULTANT EQUITY PLAN

In August 2002, the Company adopted "The 2002 Consultant Equity Plan," whereby 333,333 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. All shares reserved under the plan have been issued as of March 31, 2006.

NOTE 20. SUBSEQUENT EVENT, PREFERRED STOCK

The Company's Articles of Incorporation authorize the issurance of 5,000,000 shares of preferred stock, $0.0001 par value per share and allow the Board of Directors, without shareholder approval and by resolution, to designate the preferences and rights of the preferred stock. On February 22, 2006, the Company's Board of Directors unanimously adopted and approved a "Certificate of Designation, Preferences and Rights of Series A Preferred Stock of United Heritage Corporation" and a "Certificate of Designation, Preferences and Rights of Series B Preferred Stock of United Heritage Corporation".

The Certificates of Designation created 133,334 shares of Series A Preferred Stock, 30,303 shares of Series B-1 Preferred Stock and 45,455 shares of Series B-2 Preferred Stock. The Certificates of Designation were filed with the Secretary of State of Utah on May 17, 2006.

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

	Oil (Bbls)	Gas (Mcf)

March 31, 2004 (Restated)	575,783	3,097,811
Extensions, additions and discoveries	-	-
Revisions of previous estimates	(1,144)	(44,295)
Production	(7,450)	(118,751)

March 31, 2005 (Restated)	567,189	2,934,765
Extensions, additions and discoveries	-	-
Revisions of previous estimates	(67)	(222,358)
Production	(7,380)	(110,336)

March 31, 2006	559,742	2,602,071

Proved Developed Reserves

March 31, 2005 (Restated)	567,189	2,934,765

March 31, 2006	559,742	2,602,071

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

NOTE 21.	SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) - continued

Standardized Measure of Discounted Future
Net Cash Flows Relating to Proved Reserves
	March 31, 2006	March 31, 2005
		(Restated)

Future cash inflows	$40,126,480	$40,425,910
Future costs:
Production	(15,824,512)	(16,643,703)
Development	(6,922,896)	(5,192,169)

Future net cash flows before income tax	17,379,072	18,590,038
Future income tax	(-)	(-)

Future net cash flows	17,379,072	18,590,038
10% annual discount	(9,271,088)	(9,671,866)

Standardized measure of discounted future net cash flows	$8,107,984	$8,918,172

Changes in Standardized Measure of
Discounted Future Net Cash Flows

	March 31, 2006	March 31, 2005
		(Restated)
Sales of oil and gas net of production costs	($333,701)	($206,507)
Net changes in prices and production and development costs	32,496	2,010,241
Extensions, additions and discoveries	-	-
Revision of quantity estimates and timing	(435,706)	(89,622)
Accretion of discount	891,817	683,043

Net change in income taxes	-	-
Other	(965,094)	(309,416)

Net increase (decrease)	($810,188)	$2,087,739