Form 10QSB
period 2006-06-30
UNITED HERITAGE CORP
filed 2006-08-10
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006; or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 0-9997

United Heritage Corporation

(Exact name of registrant as specified in charter)

Utah	87-0372826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

405 North Marienfeld, Suite 200, Midland, Texas 79701

(Address of principal executive offices)

(432) 686-2618

(Registrant's telephone number, including area code)

2 North Caddo Street, Cleburne, Texas 76031, (817) 641-3681
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of common stock, $0.001 par value, outstanding at August 7, 2006, was 6,446,850 shares.

Transitional Small Business Format
(Check one) Yes ☐ No ☒

UNITED HERITAGE CORPORATION—FORM 10-QSB
CONTENTS
Part I - Financial Information	Page Number

Item 1 - Financial Statements

Consolidated Condensed Balance Sheets
at June 30, 2006 (unaudited) and March 31, 2006 (audited)	1-2

Consolidated Condensed Statements of Income (unaudited)
for the three months ended June 30, 2006
and June 30, 2005	3

Consolidated Condensed Statements of Cash Flows (unaudited)
for the three months ended June 30, 2006 and
June 30, 2005	4

Notes to Consolidated Condensed Financial Statements	5-18

Forward-Looking Statements	19

Item 2 - Management’s Discussion and Analysis
Or Plan of Operation	20-29

Item 3 - Controls and Procedures	29

Part II - Other Information

Item 1 - Legal Proceedings	30

Item 2 - Changes in Securities	30

Item 3 - Defaults upon Senior Securities	30

Item 4 - Submission of Matters to a Vote of Security Holders	30

Item 5 - Other Information	30

Item 6- Exhibits	30

Signatures	31

Certifications

Part I, Item 1. Financial Statements

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$152,735	$76,366
Trade accounts receivable	105,989	60,269
Inventory	72,419	48,626
Prepaid expenses	51,734	47,530
Total Current Assets	382,877	232,791

OIL AND GAS PROPERTIES, accounted for
Using the full cost method, net of accumulated
depletion and depreciation of $2,201,170
at June 30, 2006 and $2,048,818 at
March 31, 2006
Proved	12,182,916	9,435,979
Unproved	5,781,645	5,781,645
	17,964,561	15,217,624

PROPERTY AND EQUIPMENT, at cost
Equipment, furniture and fixtures	117,816	74,244
Vehicles	196,876	57,603
	314,692	131,847
Less accumulated depreciation	(135,958)	(120,657)
	178,734	11,190

TOTAL ASSETS	$18,526,172	$15,461,605

See notes to consolidated condensed financial statements

Part I, Item 1. Financial Statements--Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,875,369	$1,248,763
Accounts payable, related party	615,000	405,000
Accrued expenses	395,773	344,684
Total Current Liabilities	3,886,142	1,998,447

LONG-TERM LIABILITIES
Asset retirement obligation	270,646	266,512
Note payable, related party	3,172,571	1,413,003
Total Liabilities	7,329,359	3,677,962

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value,
5,000,000 shares authorized, none issued
Common stock, $.001 par value,
125,000,000 shares authorized; 6,446,850 shares
issued and outstanding:	6,447	6,447
Additional paid-in capital	43,455,075	43,341,208
Accumulated deficit	(32,264,709)	(31,564,012)
Total Shareholders’ Equity	11,196,813	11,783,643

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,526,172	$15,461,605

See notes to consolidated condensed financial statements

Part I, Item 1. Financial Statements--Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED June 30,

	2006		2005
			(Restated)
OPERATING REVENUES
Oil and gas sales		$308,465	$125,193
Processed meat products		-	1,890
TOTAL OPERATING REVENUES		308,465	127,083

OPERATING COSTS AND EXPENSES
Production and operating		165,706	84 736
Processed meat products		-	2,375
Depreciation and depletion		171,374	64,005
General and administrative		620,995	172,630
TOTAL OPERATING COSTS AND EXPENSES		958,075	323,746

LOSS from Operations		(649,610)	(196,663)

OTHER INCOME (EXPENSE)
Miscellaneous income		-	4,295
Interest expense		(51,089)	(78,916)

NET LOSS		$(700,699)	$(271,284)

Loss per share (basic)	$	( .11)	$(.05)

Weighted average number of shares (basic)		6,446,850	5,186,496

See notes to consolidated condensed financial statements

Part I, Item 1. Financial Statements—Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED June 30,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(700,699)	$(271,284)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and depletion	171,374	64,005
Deferred compensation and consulting	-	5,250
Stock options issued for services	113,867	4,462
Changes in assets and liabilities:
Accounts receivable	(45,720)	33,293
Inventory	(23,793)	7,369
Other current assets	(4,204)	13,779
Accounts payable and accrued expenses	1,887,672	(44,162)
Net cash provided by (used in) operating activities	1,398,497	(187,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of lease rights	-	625,000
Additions to oil and gas properties	(2,898,851)	(17,891)
Additions to equipment	(182,845)	-
Net cash provided by (used in) investing activities	(3,081,696)	607,109

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, related party	1,759,568	80,905
Payments on note payable, related party	-	(257,802)
Proceeds from issuance of common stock upon	-
exercise of warrants	-	236,500
Net cash provided by financing activities	1,759,568	59,603

Increase in cash and cash equivalents	76,369	479,424

Cash at beginning of period	76,366	7,151

CASH AT END OF PERIOD	$152,735	$486,575

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006.

NOTE 2 - RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

In April 2006, the Company retained independent petroleum engineers to evaluate its properties. Based on this review and internal assessments, the Company concluded that a downward revision of its stated proved reserves, from 36,492,693 Boe to 1,056,317 Boe, should have been reflected in the March 31, 2005 fiscal year and prior periods. The Company concluded that a revision of the historical proved reserve estimates included in the historical supplemental oil and gas producing disclosures was required. Quantities of estimated proved reserves are used in determining depletion and impairment based on the ceiling limitation. The revisions of historical reserve estimates required the restatement of the Company’s financial statements for the fiscal years ending March 31, 2000 to March 31, 2005 and the first three quarters of the fiscal year ended March 31, 2006.

The revision to the reserve estimates and the recalculation of the ceiling limitations for the restated financial statements required the Company to record impairment to its proved properties of approximately $948,898 in the fiscal year ended March 31, 2002.

In addition to the restatements required as a result of the reserve revisions, the Company determined that approximately $76,822 of merger costs and $34,131 of vehicle costs net of accumulated depreciation were inappropriately included in the Company’s proven properties in the March 31, 2005 financial statements and prior years. The Company determined that a revision of the historical financial statements for these reclassifications was required to determine the appropriate depletion and impairment based on the ceiling limitation.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS - continued

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

Financial Restatement

The cumulative impact of the restatement on the Company’s shareholders’ equity as of March 31, 2005 was a reduction of approximately $1,800,873.

The Company’s historical consolidated statements of operations for the year ended March 31, 2005 and for each of the quarters in that year and the first three quarters of the fiscal year ended March 31, 2006 reflect the effects of the restatement on the calculation of historical depletion. The Company did not amend its Annual Report on Form 10-KSB filed for the year ended March 31, 2005 or the Quarterly Reports on Form 10-QSB filed for any periods prior to March 31, 2006. The financial statements and related information contained in those reports should no longer be relied upon. A summary of the effects of the restatement on reported amounts for the year ended March 31, 2005 and the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 is presented below. The information presented represents only those statement of operations, balance sheet and cash flow statement line items affected by the restatement.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS - continued

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

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS - continued

	Quarters Ended (Unaudited)
	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Operations:
Depreciation and depletion	$11,734	$64,005	$14,187	$389,435	$21,269	$234,880
Ceiling test impairment	-	-	-	23,199,110	-	-
Total operating costs and expenses	271,475	323,746	418,970	23,993,328	354,531	568,142
Loss from operations	(144,392)	(196,663)	(234,528)	(23,808,886)	(173,095)	(386,706)
Income tax	-	-	-	8,049,925	-	-
Net loss	(219,013)	(271,284)	(304,821)	(15,865,481)	(209,792)	(423,403)
Basic and diluted loss per share	(0.04)	(0.05)	(0.06)	(2.98)	(0.03)	(0.07)

	Quarters Ended (Unaudited)
	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Cash Flows:
Net loss	$(219,013)	$(271,284)	$(304,821)	$(15,865,481)	$(209,792)	$(386,706)
Depreciation, depletion and amortization	11,734	64,005	14,187	389,435	21,269	234,880
Ceiling test impairment	-	-	-	23,199,110	-	-
Deferred tax	-	-	-	(8,049,925)	-	-

	Quarters Ended (Unaudited)
	June 30, 2004		September 30, 2004		December 31, 2004		March 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As	As Restated
Statement of Operations:
Depreciation and depletion	$20,966	$60,942	$20,982	$60,363	$21,792	$57,671	$27,001	$101,297
Total operating costs and expenses	645,549	685,525	352,333	391,714	288,068	323,947	295,378	369,674
Loss from operations	(483,839)	(523,815)	(236,438)	(275,819)	(153,614)	(189,493)	(169,201)	(243,497)
Income tax	-	-	-	-	-	-	-	-
Net income (loss)	(559,743)	(599,719)	(316,444)	(355,825)	(232,508)	(268,387)	295,500	221,204
Basic and diluted earnings (loss) per share	(0.13)	(0.14)	(0.06)	(0.07)	(0.05)	(0.05)	0.06	0.05

	Quarters Ended (Unaudited)
	June 30, 2004		September 30, 2004		December 31, 2004		March 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As	As Restated
Statement of Cash Flows:
Net income (loss)	$(559,743)	$(599,719)	$(316,444)	$(355,825)	$(232,508)	$(268,387)	$295,500	$221,204
Depreciation, depletion and amortization	20,966	60,942	20,982	60,363	21,792	57,671	27,001	101,297

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after April 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of April 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon the Company’s adoption of SFAS No. 123(R).

Prior to adopting SFAS No. 123(R), the Company accounted for its employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Had the Company elected the fair value provisions of SFAS No. 123(R), fiscal year 2005 net earnings and net earnings per share would have differed from the amounts actually reported as shown in the following table.

Three Months Ended
June 30, 2005

Net loss, as reported (restated)	$(271,284)
Add share-based employee compensation expense included
In reported net earnings, net of related tax expense	-
Deduct total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax expense	10,599
Net loss, pro forma	$(281,793)

Net loss per share available to common stockholders:
As reported:
Basic	$(0.05)
Pro forma:
Basic	$(0.05)

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE - continued

As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s net earnings for the three-month period ended June 30, 2006 were $113,867 lower than if the Company had continued to account for share-based compensation under APB No. 25. Also, basic earnings per share were approximately $0.02 per share lower as a result of the adoption.

NOTE 4 - REVERSE STOCK SPLIT

On December 19, 2005, the Company’s shareholders approved a one-for-three reverse stock split. The reverse stock split was effective December 22, 2005. The Company retained the current par value of $0.001 per share for all common shares. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option and warrant data have been restated to reflect the reverse stock split for all periods presented.

NOTE 5 - INVENTORY

Inventory consists of oil in tanks of $72,419 and $48,626 at June 30, 2006 and March 31, 2006, respectively.

NOTE 6 - OIL AND GAS PROPERTIES

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:
	June 30, 2006	March 31, 2006
Capitalized costs of oil and gas properties:
Proved	$14,384,086	$11,484,797
Unproved	5,781,645	5,781,645
	20,165,731	17,266,442
Less accumulated depletion, depreciation,
and amortization	(2,201,170)	(2,048,818)
	$17,964,561	$15,217,624

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - OIL AND GAS PROPERTIES-continued

Proved Reserves are as follows:
	Oil (Bbls)	Gas (Mcf)
March 31, 2006	559,742	2,602,071
Extensions, additions and discoveries	-0-	-0-
Less production for period (three months)	(3,559)	(25,801)
June 30, 2006	556,183	2,576,270

During June 2005, the Company entered into an agreement with a subsidiary of Dominion Resources, Inc. (Dominion) whereby the Company assigned the rights below 2000 feet to Dominion on 7,840 acres out of its 10,360 acre leasehold in Edward County, Texas. The Company received, as consideration for the agreement, cash of $625,000, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner on a “well by well” basis. This right to participate also included an “area of mutual interest” which included approximately 12,800 additional acres.

Under the full cost method of accounting for oil and gas properties, the proceeds of the sale reduced the Company’s investment in oil and gas properties and no gain or loss was recognized from the sale.

NOTE 7 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers. Receivables from one oil and gas customer at June 30, 2006 comprised approximately 77%, of the trade receivable balance. No allowance for doubtful accounts has been provided because the recorded amounts were determined to be fully collectible.

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

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - NOTE PAYABLE TO RELATED PARTY - continued

The Company has a $4,000,000 loan agreement with Lothian, its majority shareholder. Advances to the Company under this agreement were $2,705,503 as of June 30, 2006. The agreement, dated October 7, 2005, provides for draws as needed for the development of the Cato San Andres Unit in New Mexico. The note bears interest at 1% over the Citibank prime rate and is secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Cato San Andres Unit. The note is due and payable on October 7, 2015 and is subordinated to the Sterling Bank agreement discussed below. No payments have been made by the Company. Accrued interest of $42,410 has been included in accrued expenses in the accompanying balance sheet at June 30, 2006.

The Company has an additional $2,500,000 loan agreement with Lothian, its majority shareholder. Advances to the Company under this agreement were $467,068 as of June 30, 2006. The agreement, dated as of March 31, 2006, provides for draws as needed for the development of the Wardlaw Field in Texas. The note bears interest at 1% over the Citibank prime rate and is secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Wardlaw Field. The note is due and payable on March 31, 2016. No payments have been made by the Company. Accrued interest of $8,679 has been included in accrued expenses in the accompanying balance sheet at June 30, 2006.

Reducing Revolving Line of Credit Agreement

The Company, as a co-Borrower with its largest shareholder, entered into an Amended and Restated reducing revolving line of credit agreement of up to $20 million (“Credit Agreement”) with Sterling Bank as of March 31, 2006. The line is due and payable on April 30, 2008.

No outstanding loan amounts have been allocated to the Company under the Credit Agreement as of June 30, 2006. As a condition of the Credit Agreement, the Company’s largest shareholder has subordinated its Cato San Andres Unit loan to the Company to Sterling Bank. The Credit Agreement is secured by oil and gas properties owned by the borrowers, including the Company. The Credit Agreement contains various negative covenants relating to the Company’s largest shareholder which, at June 30, 2006, was in compliance with these covenants.

Other Advances

Included in the accompanying balance sheet are advances made to the Company from Lothian of $615,000 and $405,000, at June 30, 2006 and March 31, 2006, respectively. No interest has been accrued on these advances.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - NET LOSS PER COMMON SHARE

Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 2006 and June 30, 2005. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

NOTE 10 - INCOME TAXES

As of March 31, 2005, the Company had net operating loss carryovers of approximately $9,086,000 available to offset future income for income tax reporting purposes, which will ultimately expire between 2012 and 2023, if not previously utilized.

NOTE 11 - ESTIMATES

The preparation of interim consolidated financial statements as of June 30, 2006 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 12 - BUSINESS SEGMENTS

The Company operates in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - BUSINESS SEGMENTS-continued

SEGMENT INFORMATION:

	THREE MONTHS ENDED JUNE 30,
	2006			2005 (restated)
	Oil & Gas	Meat	Total	Oil & Gas	Meat	Total

Revenues from external customers	$308,465	$-	$308,465	$125,193	$1,890	$127,083
Segment profit (loss)	(313,548)	-	(313,548)	(49,347)	(43,650)	(92,997)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments			$308,465			$127,083
Other revenues			-			-
Total consolidated revenues			$308,465			$127,083
PROFIT OR L0SS
Total profit (loss) for reportable
Segments			$(313,548)			$(92,997)
Other profit or (loss)			(387,151)			(178,287)
Income (loss) before income taxes			$(700,699)			$(271,284)

NOTE 13 - STOCK OPTIONS

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

Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. As a result of a grant in January 2006 to the Company’s chief executive officer, discussed in more detail below, options to purchase 66,667 shares are outstanding under this plan.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 - STOCK OPTIONS-continued

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

On January 3, 2006, the Company granted options to purchase 500,000 shares to the Company’s chief executive officer for and in consideration of services provided to the Company. The options were issued at $1.05 per share for a term of three years with one-third of the options vesting immediately and one-third vesting in each of the following two years. The options have a term of five years. The fair value of each option was determined to be $2.50.

There were no options granted during the three months ended June 30, 2006.

The following table summarizes pertinent information with regard to the Plans for the three months ended June 30, 2006:
		Weighted
	Options and	Average
	Rights	Exercise
		Price
Outstanding at beginning of year, April 1, 2006	1,725,000	$1.40
Granted	- -	-
Exercised	- -	-
Forfeited	- -	-
Expired	- -	-

Outstanding at June 30, 2006	1,725,000	$1.40

Exercisable at June 30, 2006	1,378,333	$1.47

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 - STOCK OPTIONS-continued

The weighted average contractual life of options outstanding at June 30, 2006 was 5.2 years.

The following is a summary of the Company’s non vested options for 2007:

Non vested, at April 1, 2006	359,999
Granted	-
Vested	13,333
Forfeited	-

Non vested, at June 30, 2006	346,666

As of June 30, 2006, there is approximately $639,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements to be recognized over the vesting period. The weighted average grant date fair value of non-vested options outstanding at June 30, 2006 is $2.47, and vested during the three months ended June 30, 2006 is $1.68. The weighted average grant date fair value of options outstanding at April 1, 2006 was $2.44.

NOTE 14 - STOCK WARRANTS

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

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 - STOCK WARRANTS-continued

On December 19, 2005, the Company’s shareholders approved the issuance of warrants to purchase an additional 2,906,666 shares of Common Stock of Lothian Oil Inc. The warrants are exercisable upon issuance and have a term of five years and were issued as follows:

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

The following schedule summarizes pertinent information with regard to the stock warrants for the three months ended June 30, 2006:

		Weighted
	Shares	Average
	Outstanding	Exercise Price

Outstanding at beginning of year, April 1, 2006	5,085,334	$3.08
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at June 30, 2006	5,085,334	$3.08

Exercisable	5,085,334	$3.08

NOTE 15 - PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock, $0.0001 par value per share and allow the Board of Directors, without shareholder approval and by resolution, to designate the preferences and rights of the preferred stock. On February 22, 2006, the Company’s Board of Directors unanimously adopted and approved a “Certificate of Designation, Preferences and Rights of Series A Preferred Stock of United Heritage Corporation” and a “Certificate of Designation, Preferences and Rights of Series B Preferred Stock of United Heritage Corporation”.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 - PREFERRED STOCK-continued

The Certificates of Designation created 133,334 shares of Series A Preferred Stock, 30,303 shares of Series B-1 Preferred Stock and 45,455 shares of Series B-2 Preferred Stock. The Certificates of Designation were filed with the Secretary of State of Utah on May 17, 2006.

NOTE 16 - UNREGISTERED SALE OF EQUITY SECURITIES TO LOTHIAN OIL INC.

On December 19, 2005, the Company’s shareholders approved the sale of 1,093,333 shares of the Company’s common stock, $0.001 par value, and warrants to purchase an additional 2,906,666 shares of common stock to Lothian Oil Inc. Proceeds from the sale of these securities were used to repay a line of credit made to the Company by Almac Financial Corporation, a corporation wholly-owned by Walter G. Mize, formerly the largest shareholder of the Company. Any funds remaining after payment of the line of credit were used by the Company for working capital purposes.

As part of the agreement, Lothian and the Company entered into a development and operating agreement relative to certain properties belonging to the Company’s wholly-owned subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation.

In addition, Lothian purchased 2,666,667 restricted shares of Company common stock from Walter G. Mize, Chairman of the Board of Directors and formerly the Company’s largest shareholder, President and Chief Executive Officer, and six other shareholders for an aggregate purchase price of $10,651,000 or $3.99 per share. Lothian paid the purchase price with a promissory note.

NOTE 17 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	THREE MONTHS ENDED June 30,
	2006	2005

Cash paid during the year for:
Interest	$-	$26,698
Taxes	$-	$-

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB filed by United Heritage Corporation (referred to as “we”, “us” or “our”) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

We are an independent producer of natural gas and crude oil based in Midland, Texas. We produce from properties we lease in Texas and New Mexico. We acquired our Texas property, which includes 130 wellbores (of which approximately 44 wells are capable of producing), in February 1997 and our New Mexico properties, which include 292 productive wells, in June 1999. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells. However, the revenues we earn do not provide us with enough money to implement our development plan.

On October 7, 2005, we and our subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, entered into a Development and Exploration Agreement with Lothian Oil Inc., our largest shareholder, (referred to in this discussion as “Lothian”) relating to certain properties and an assignment and assumption of interest relative to a portion of our working interest in those properties. In conjunction with this agreement, we signed an Operating Agreement naming Lothian as the operator of our properties in Edwards County, Texas and Chavez and Roosevelt Counties, New Mexico. Pursuant to the terms of a promissory note and Secured Credit Agreement, Lothian provided to us a line of credit the amount of $4,000,000. We may draw down the credit line as needed for development of the Cato San Andres Unit. As of June 30, 2006, we had drawn a total of $2,705,503.

On February 22, 2006, we entered into a Merger Agreement and Plan of Reorganization with Lothian. We believe the merger will be consummated during the 2007 fiscal year.

On March 31, 2006, Lothian loaned us an additional $2,500,000 (the “Wardlaw Loan”) pursuant to the terms of a promissory note and Secured Credit Agreement. We may draw down the Wardlaw Loan as needed for development of the Wardlaw Field. As of June 30, 2006, we had drawn a total of $467,068.

On June 30, 2006, we and UHC New Mexico Corporation, along with Lothian and its subsidiaries, Lothian Oil (USA) Inc. and Lothian Oil Texas I Inc., entered into a series of agreements, including a promissory note and an Amended and Restated Credit Agreement, with Sterling Bank (referred to in this discussion as the “Bank”) relating to an amendment to a credit facility advanced by the Bank to Lothian effective March 31, 2006. The credit facility is a line of credit in the amount of $20,000,000 with availability established under an oil and gas borrowing base determined by the Bank in its sole discretion. On June 30, 2006, there was $3,917,600 of principal and $28,955 of accrued and unpaid interest, plus a Letter of Credit in the amount of $500,000, outstanding under the credit agreement between the Bank and Lothian. Proceeds of the credit facility may be used solely for capital expenditures in relation to the development of the properties used to secure the credit facility, payment of fees and expenses under the Amended and Restated Credit Agreement and/or for general corporate purposes. The Letters of Credit may be used solely for general corporate purposes, however, no Letter of Credit may be used in lieu or in support of stay or appeal bonds. The credit line is all due and payable on April 30, 2008.

On April 20, 2005, our wholly-owned subsidiary, UHC Petroleum Corporation, assigned 7,840 specific net acres of its 10,360 acre oil and gas leasehold situated in the Val Verde Basin to Dominion Oklahoma Texas Exploration & Production, Inc., which is a petroleum exploration and production company owned by Dominion Resources, Inc. (referred to in this discussion as “Dominion”). UHC Petroleum Corporation and Dominion also agreed to an area of mutual interest (“AMI”) that surrounds the 7,840 specific net acres. This AMI encompasses approximately 12,800 acres. The assignment to Dominion is for development of wells in depths below 2000 feet. Petroleum reserved all right to develop wells above 2000 feet. The term of the assignment is two years, but will continue so long as oil, gas or associated hydrocarbons are produced in paying quantities. The assignment provides that the first well is to be commenced within two years from the date of the assignment, and that subsequent wells must be drilled every 180 days. Dominion and Petroleum are currently negotiating the terms of a Joint Operating Agreement to implement the assignment. Petroleum received as consideration for the assignment cash, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner, on a “well by well” basis, in the development of the entire acreage. On June 21, 2006 Dominion notified us of its intention to drill a well.

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

Except as otherwise discussed in this Quarterly Report, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations. We do not currently have any commitments for capital expenditures for the 2007 fiscal year.

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

In view of the overstatement of proved reserves, management determined to restate our financial statements for the fiscal years ended March 31, 2000 through March 31, 2005 and the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005. The revision to the reserve estimates and the recalculation of the ceiling limitations for the restated financial statements required us to record an impairment to our proved properties of approximately $948,898 in the fiscal year ended March 31, 2002. The cumulative impact of the restatement on our shareholders’ equity as of March 31, 2005 was a reduction of approximately $1,800,873, from $27,084,992 to $25,284,119.

The financial statements and related information contained in our Annual and Quarterly Reports on Forms 10-KSB and 10-QSB, respectively, for the periods prior to March 31, 2006 should no longer be relied upon. A summary of the effects of the restatement on reported amounts for the year ended March 31, 2005 and the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 are presented in Note 2 to our financial statements.

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises doubt about our ability to continue as a going concern. We sustained a net loss of $700,699 for the period ended June 30, 2006 and a net loss of $17,371,395 for the fiscal year ended March 31, 2006 and, as of the same periods, we had an accumulated deficit of $32,264,709 and $31,564,012, respectively. We believe that, if the merger with Lothian is consummated, we will be able to obtain the financing we need to develop our properties and alleviate doubt about our ability to continue as a going concern. However, we cannot assure you that the merger will be consummated or that we will achieve operating profits in the future.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.

Oil and Gas Properties

Proved Reserves - Proved reserves are defined by the Securities and Exchange Commission as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the Securities and Exchange Commission, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserves estimates are updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by us. We cannot predict what reserve revisions may be required in future periods.

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities disclosure in Note 21 to our consolidated financial statements for the fiscal year ended March 31, 2006. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, special purpose entities or financing partnerships. On June 16, 2006 two of our subsidiaries, UHC Petroleum Corporation and UHC Services Corporation, guaranteed the $20,000,000 line of credit made by Sterling Bank to United Heritage, UHC New Mexico Corporation, Lothian and two of Lothian’s subsidiaries.

RESULTS OF OPERATIONS

The following selected financial data for the three months ended June 30, 2006 as compared to June 30, 2005 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein. We have presented the data from the three months ended June 30, 2005 as reported and as restated.

	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2005
		As Reported	As Restated

Income Data:
Revenues	$308,465	$127,083	$127,083
Depreciation and depletion	171,374	11,734	64,005
Ceiling test impairment	--	--	--
Total operating costs and expenses	958,075	271,475	323,746
Loss from operations	(649,610)	(144,392)	(196,663)
Income Tax	--	--	--
Net loss	(700,699)	(219,013)	(271,284)
Basic and diluted loss
Per share	$(0.11)	$(0.04)	$(0.05)
Weighted Average
Number of Shares	6,446,850	5,186,496	5,186,496

Combined Results

Our revenues for the three months ended June 30, 2006 were $308,465, an increase of $181,382 or approximately 143%, as compared to revenues of $127,083 for the three months ended June 30, 2005. The increase in sales revenue for the three months ended June 30, 2006 was due primarily to increased sales volume and improved prices of oil sold.

Total operating costs and expenses of $958,075 reflect an increase of $634,329, or approximately 196%, for the three months ended June 30, 2006 as compared to operating expenses of $323,746 for the three months ended June 30, 2005. The significant increase in operating expenses resulted from an increase in our production and operating activities, an increase in depreciation and depletion expense and a significant increase in our general and administrative expenses. General and administrative expenses increased by $448,365, or approximately 260%, from $172,630 in the three months ended June 30, 2005 to $620,995 in the three months ended June 30, 2006, primarily due to professional fees incurred related to public company filings and compensation costs related to stock options issued. Interest expense decreased by $27,827 or approximately 35%, to $51,089 for the three months ended June 30, 2006 as compared to $78,916 for the three months ended June 30, 2005. This decrease was due to the retirement, in December 2005, of the debt owed to Almac Financial Corporation.

Our net loss for the three months ended June 30, 2006 was $700,699, an increase of $429,415 or approximately 158%, as compared to a net loss of $271,284 for the three months ended June 30, 2005.

Food Products Segment

National Heritage Sales Corporation had minimal product sales of $1,890 during the three months ended June 30, 2005, as compared to no sales for the three months ended June 30, 2006. National is no longer selling meat and poultry products and has sold its assets related to this activity. We do not intend to re-enter this market.

Oil and Gas Segment

Oil and gas sales during the three months ended June 30, 2006 were $308,465, an increase of $183,272 or approximately 146%, as compared to sales of $125,193 during the three months ended June 30, 2005. The volume of production sold during the three months ended June 30, 2006 was higher than the volume of production sold during the three months ended June 30, 2005 and market prices were improved, both of which resulted in increased revenues. The volume increase over the three month period ended June 30, 2005 was primarily the result of our development and exploration and financing agreements with Lothian. Receivables from a single oil and gas customer comprised 77% of our trade receivable balance at June 30, 2006 and 43% of our trade receivable balance at June 30, 2005. No allowance for doubtful accounts has been included in our financial statements since recorded amounts are determined to be fully collectible, based on management’s review of customer accounts, historical experience and other pertinent factors. If we were to lose this customer, we believe that it could be quickly replaced, since buyers of crude oil are plentiful.

Production and operating expenses were $165,706 during the three months ended June 30, 2006 as compared to $84,736 in production and operating expenses during the three months ended June 30, 2005, an increase of $80,970 or approximately 96%. Depreciation and depletion expense for the three months ended June 30, 2006 was $171,374 as compared to depletion expense of $64,005 for the three months ended June 30, 2005, an increase of $107,369 or approximately 168%. The increased depreciation and depletion expense resulted primarily from the additional depletion recorded when we reclassified the cost of certain properties from unproved to proved based upon an engineering report from an independent consultant and our internal evaluations.

The oil and gas segment reported a loss of $313,548 for the three months ended June 30, 2006 as compared to a restated loss of $49,347 for the three months ended June 30, 2005. The loss resulted primarily from the impairment of our oil and gas properties and the significant increase in depreciation and depletion expense, both of which were caused by the reevaluation of our reserves and impairment of our unproved properties.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations.

We, along with Lothian, have a $20,000,000 line of credit from Sterling Bank. So long as the line of credit is not in default, interest will accrue on the line of credit at the prime rate plus 0.75% at any time the loan balance is less than the commitment, as that term is defined in the Amended and Restated Credit Agreement, and at the prime rate plus 1.50% at any time the loan balance is equal to or greater than the commitment. The commitment is defined as the obligation of Sterling Bank, subject to applicable provisions of the Amended and Restated Credit Agreement, to make loans to or for the benefit of the borrowing parties (including United Heritage and New Mexico) and to issue Letters of Credit in an aggregate amount not to exceed the lesser of (i) $20,000,000 and (ii) the borrowing base then in effect. The line of credit is due and payable on April 30, 2008. On June 30, 2006, there was outstanding under the credit agreement between the Bank and Lothian $3,917,600 of principal and $28,955 of accrued and unpaid interest, plus a Letter of Credit in the amount of $500,000.00. Lothian pays interest on this loan on a monthly basis.

We also have loans of $4,000,000 and $2,500,000 from Lothian, our majority shareholder. These loans bear interest at the prime rate announced by Citibank plus 1% per annum. These lines of credit will mature no later than October 7, 2015 and March 31, 2016, respectively. All of these loans are secured by substantially all of our assets and those of our subsidiaries. As of June 30, 2006 we had drawn $2,705,503 and $467,068, respectively, under our loan agreements with Lothian, which we used for development and production costs and expenses. We have made no payments toward our lines of credit with Lothian.

Our current assets increased by $150,086 or approximately 64%, from $232,791 at March 31, 2006 to $382,877 at June 30, 2006. The increase in our current assets was due primarily to increased cash, trade accounts receivable and inventory. Current liabilities also increased, from $1,998,447 at March 31, 2006 to $3,886,142 at June 30, 2006, an increase of $1,887,695 or approximately 94%. The increase in current liabilities was due to an increase in payables related to oil and gas development. Working capital was a deficit of $1,765,656 at March 31, 2006 as compared to a working capital deficit of $3,503,265 at June 30, 2006, an increase of $1,737,609 or approximately 98%. The increased deficit was due primarily to the increase in payables.

Shareholders’ equity was $11,783,643 at March 31, 2006, as compared to $11,196,813 at June 30, 2006, a decrease of $568,830.

Total assets were $18,526,172 at June 30, 2006 as compared to $15,461,605 at March 31, 2006, an increase of $3,064,567. The increase in total assets resulted primarily from an increase of $2,746,937 in the carrying amount of our oil and gas properties. This change is due to the additional investments we have made in the properties during the current quarter.

Cash Flow

Our operations provided $1,398,497 of cash in the three months ended June 30, 2006 as compared to $187,288 of cash used in the three months ended June 30, 2005. Cash was provided by an increase in accounts payable and accrued expenses in the amount of $1,887,672, stock option expense of $113,867, and depreciation and depletion in the amount of $171,374, offset by accounts receivable increases in the amount of $45,720, an increase in inventory in the amount of $23,793 and other current assets in the amount of $4,204.

Total cash of $3,081,696 was used in investing activities during the three months ended June 30, 2006 to redevelop New Mexico’s fields and purchase production equipment. In comparison, during the quarter ended June 30, 2005 we received $625,000 from Dominion in exchange for executing an assignment to Dominion for the development of wells, offset by $17,891 used to make additions to our oil and gas properties, providing $607,109 in cash from investing activities.

During the three months ended June 30, 2006, we obtained loan proceeds from Lothian totaling $1,759,568. During the period ended June 30, 2005, we received loan proceeds of $80,905 from Almac Financial Corporation and proceeds totaling $236,500 from the exercise of warrants. These were offset by the payment of $257,802 toward a loan provided to us by Almac Financial Corporation.

At June 30, 2006 we had cash in the amount of $152,735 as compared to cash in the amount of $486,575 at June 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the period covered by this report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
4.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of United Heritage Corporation (2)
4.2	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of United Heritage Corporation (2)
10.1	Promissory Note dated June 16, 2006 executed in favor of Sterling Bank (3)
10.2
Amended and Restated Credit Agreement dated June 16, 2006 among United Heritage Corporation, UHC New Mexico Corporation, Lothian Oil Inc., Lothian Oil (USA) Inc., Lothian Oil Texas I Inc. and Sterling Bank (3)

10.3	Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement dated June 16, 2006 in favor of Sterling Bank (3)
10.4	Security Agreement, Pledge and Financing Statement dated June 16, 2006 in favor of Sterling Bank (3)
10.5	Guaranty dated June 16, 2006 made by UHC Petroleum Corporation, UHC Petroleum Services Corporation and Lothian Oil Texas II Inc. in favor of Sterling Bank (3)
10.6	Stock Pledge Agreement dated June 16, 2006 between United Heritage Corporation and Sterling Bank (3)
10.7	Subordination Agreement dated June 16, 2006 among Lothian Oil Inc., United Heritage Corporation, UHC New Mexico Corporation and Sterling Bank (3)
10.8	Letter in lieu of Transfer Order dated June 16, 2006 in favor of Sterling Bank (3)
10.9
Amendment to Term Note, Secured Credit Agreement, and Deed of Trust, Mortgage, Assignment of Production, Securitiy Agreement and Financing Statement dated April 4, 2006 between Lothian Oil Inc., UHC New Mexico Corporation, UHC Petroleum Corporation and UHC Petroleum Services Corporation and ratified by United Heritage Corporation (4)

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

_____________________________________
(1) Incorporated by reference from Form S-18 File No. 2-73370, filed with the Securities and Exchange Commission on July 24, 1981.
(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.
(3) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.
(4) Incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on July 14, 2006.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HERITAGE CORPORATION

Date: August 10, 2006	By:	/s/ C. Scott Wilson
C. Scott Wilson, President and
Chief Executive Officer

UNITED HERITAGE CORPORATION

Date: August 10, 2006	By:	/s/ Kenneth Levy
Kenneth Levy, Chief Financial
Officer and Secretary