Form 10QSB
period 2006-09-30
UNITED HERITAGE CORP
filed 2006-11-13
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 0-9997

United Heritage Corporation
(Exact name of registrant as specified in charter)

Utah	87-0372826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 North Loraine, Suite 400, Midland, Texas 79701
(Address of principal executive offices)

(432) 686-2618
(Registrant's telephone number, including area code)

405 North Marienfeld, Suite 200, Midland, Texas 76031
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
☐ Yes   ☒ No

The number of shares of common stock, $0.001 par value, outstanding at November 13, 2006, was 6,446,850 shares.

Transitional Small Business Format

(Check one) Yes ☐  No ☒

UNITED HERITAGE CORPORATION—FORM 10-QSB
CONTENTS

Page Number
Part I - Financial Information

Item 1 - Financial Statements

Consolidated Condensed Balance Sheets at September 30, 2006 (unaudited) and March 31, 2006 (audited)	1-2

Consolidated Condensed Statements of Income (unaudited) for the three and six months ended September 30, 2006 and September 30, 2005	3

Consolidated Condensed Statements of Cash Flows (unaudited) for the six months ended September 30, 2006 and September 30, 2005	4

Notes to Consolidated Condensed Financial Statements	5-19

Forward-Looking Statements	20

Item 2 - Management’s Discussion and Analysis Or Plan of Operation	21-31

Item 3 - Controls and Procedures	31

Part II - Other Information

Item 1 - Legal Proceedings	32

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3 - Defaults upon Senior Securities	32

Item 4 - Submission of Matters to a Vote of Security Holders	32

Item 5 - Other Information	32

Item 6- Exhibits	32

Signatures	33

Certifications

Part I, Item 1. Financial Statements

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$21,364	$76,366
Trade accounts receivable	114,803	60,269
Inventory	53,159	48,626
Prepaid expenses	18,355	47,530
Total current assets	207,681	232,791

OIL AND GAS PROPERTIES, accounted for
using the full cost method, net of accumulated
depletion and depreciation of $2,362,854
at September 30, 2006 and $2,048,818 at
March 31, 2006
Proved	13,278,141	9,435,979
Unproved	5,781,645	5,781,645
	19,059,786	15,217,624

PROPERTY AND EQUIPMENT, at cost
Equipment, furniture and fixtures	117,816	74,244
Vehicles	196,876	57,603
	314,692	131,847
Less accumulated depreciation	(145,440)	(120,657)
	169,252	11,190

TOTAL ASSETS	$19,436,719	$15,461,605

See notes to consolidated condensed financial statements

Part I, Item 1. Financial Statements--Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,577,515	$1,248,763
Accounts payable, related party	1,428,493	405,000
Accrued expenses	694,962	344,684
Total current liabilities	3,700,970	1,998,447

LONG-TERM LIABILITIES
Asset retirement obligation	274,780	266,512
Note payable, related party	4,784,116	1,413,003
Total liabilities	8,759,866	3,677,962

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value,
5,000,000 shares authorized, none issued
Common stock, $.001 par value,
125,000,000 shares authorized; 6,446,850 shares
issued and outstanding:	6,447	6,447
Additional paid-in capital	43,617,682	43,341,208
Accumulated deficit	(32,947,276)	(31,564,012)
Total Shareholders’ Equity	10,676,853	11,783,643

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,436,719	$15,461,605

See notes to consolidated condensed financial statements

Part I, Item 1. Financial Statements--Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30,		SIX MONTHS ENDED September 30,
	2006	2005	2006	2005
OPERATING REVENUES
Oil and gas sales	$347,626	$177,638	$656,091	$302,831
Processed meat products	-	6,804	-	8,694
TOTAL OPERATING REVENUES	347,626	184,442	656,091	311,525

OPERATING COSTS AND EXPENSES
Production and operating	468,478	83,621	634,184	168,357
Processed meat products	-	13,624	-	15,996
Selling	-	-	-	-
Depreciation and depletion	175,298	389,435	346,672	453,440
General and administrative	286,897	307,538	907,892	480,171
Impairment of oil & gas properties	-	23,199,110	-	23,199,110
TOTAL OPERATING COSTS AND EXPENSES	930,673	23,993,328	1,888,748	24,317,074

LOSS FROM OPERATIONS	(583,047)	(23,808,886)	(1,232,657)	(24,005,549)

OTHER INCOME (EXPENSE)
Miscellaneous income	-	3,509	-	7,804
Interest income	-	-	-	-
Interest expense	(99,518)	(73,802)	(150,607)	(152,718)
Loss before income tax	(682,565)	(23,879,179)	(1,383,264)	(24,150,463)

INCOME TAX BENEFIT	-	8,049,925	-	8,049,925

NET LOSS	$(682,565)	$(15,829,254)	$(1,383,264)	$(16,100,538)

Loss per share (basic)	$(0.11)	$(2.98)	$(0.22)	$(3.07)

Weighted average number of shares (basic)	6,446,850	5,316,628	6,446,850	5,251,917

See notes to consolidated condensed financial statements

Part I, Item 1. Financial Statements—Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,383,264)	$(16,100,538)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and depletion	346,672	453,440
Ceiling test impairment of oil and gas properties	-	23,199,110
Deferred compensation and consulting	-	5,250
Recognition of services performed for stock	-	105,358
Stock options issued for services	276,474	4,462
Changes in assets and liabilities:
Accounts receivable	(54,534)	(9,594)
Inventory	(4,533)	12,167
Other current assets	29,175	29,320
Deferred tax	-	(8,049,925)
Accounts payable and accrued expenses	1,702,523	116,638
Net cash provided by (used in) operating activities	912,513	(234,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of lease rights	-	625,000
Additions to oil and gas properties	(4,155,783)	(321,340)
Additions to equipment	(182,845)	-
Net cash provided by (used in) investing activities	(4,338,628)	303,660

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, related party	3,371,113	80,905
Payments on note payable, related party	-	(257,802)
Proceeds from issuance of common stock upon	-
exercise of warrants	-	311,850
Net cash provided by financing activities	3,371,113	134,953

Increase (decrease) in cash and cash equivalents	(55,002)	204,301

Cash at beginning of period	76,366	7,151

Cash at end of period	$21,364	$211,452

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006.

NOTE 2 - RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

In April 2006, the Company retained independent petroleum engineers to evaluate its properties. Based on this review and internal assessments, the Company concluded that a downward revision of its stated proved reserves, from 36,492,693 barrels of oil equivalent (Boe) to 1,056,317 Boe, should have been reflected in the March 31, 2005 fiscal year and prior periods. The Company concluded that a revision of the historical proved reserve estimates included in the historical supplemental oil and gas producing disclosures was required. Quantities of estimated proved reserves are used in determining depletion and impairment based on the ceiling limitation. The revisions of historical reserve estimates required the restatement of the Company’s financial statements for the fiscal years ending March 31, 2000 to March 31, 2005 and the first three quarters of the fiscal year ended March 31, 2006.

The revision to the reserve estimates and the recalculation of the ceiling limitations for the restated financial statements required the Company to record impairment to its proved properties of $948,898 in the fiscal year ended March 31, 2002.

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

Financial Restatement

The cumulative impact of the restatement on the Company’s shareholders’ equity as of March 31, 2005 was a reduction of $1,800,873.

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

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS - continued

	Quarters Ended (Unaudited)
	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Operations:
Depreciation and depletion	$11,734	$64,005	$14,187	$389,435	$21,269	234,880
Ceiling test impairment	-	-	-	23,199,110	-	-
Total operating costs and expenses	271,475	323,746	418,970	23,993,328	354,531	568,142
Loss from operations	(144,392)	(196,663)	(234,528)	(23,808,886)	(173,095)	(386,706)
Income tax	-	-	-	8,049,925	-	-
Net loss	(219,013)	(271,284)	(304,821)	(15,829,254)	(209,792)	(423,403)
Basic and diluted loss per share	(0.04)	(0.05)	(0.06)	(2.98)	(0.03)	(0.07)

	Quarters Ended (Unaudited)
	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Cash Flows:
Net loss	$(219,013)	$(271,284)	$(304,821)	$(15,865,481)	$(209,792)	$(386,706)
Depreciation, depletion and amortization	11,734	64,005	14,187	389,435	21,269	234,880
Ceiling test impairment	-	-	-	23,199,110	-	-
Deferred tax	-	-	-	(8,049,925)	-	-

	Quarters Ended (Unaudited)
	June 30, 2004		September 30, 2004		December 31, 2004		March 31, 2005
	As Reported	As Reported	As Reported	As Reported	As Reported	As Reported	As	As Reported
Statement of Operations:
Depreciation and depletion	$20,966	$60,942	$20,982	$60,363	$21,792	$57,671	$27,001	101,297
Total operating costs and expenses	645,549	685,525	352,333	391,714	288,068	323,947	295,378	369,674
Loss from operations	(483,839)	(523,815)	(236,438)	(275,819)	(153,614)	(189,493)	(169,201)	(243,497)
Income tax	-	-	-	-	-	-	-	-
Net income (loss)	(559,743)	(599,719)	(316,444)	(355,825)	(232,508)	(268,387)	295,500	221,204
Basic and diluted earnings (loss) per share	(0.13)	(0.14)	(0.06)	(0.07)	(0.05)	(0.05)	0.06	0.05

	Quarters Ended (Unaudited)
	June 30, 2004		September 30, 2004		December 31, 2004		March 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As	As Restated
Statement of Cash Flows:
Net income (loss)	$(559,743)	$(599,719)	$(316,444)	$(355,825)	$(232,508)	$(268,387)	$295,500	$221,204
Depreciation, depletion and amortization	20,966	60,942	20,982	60,363	21,792	57,671	27,001	101,297

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after April 1, 2006 are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of April 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon the Company’s adoption of SFAS No. 123(R).

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

	Six Months Ended	Three Months Ended
	September 30, 2005	September 30, 2005

Net loss, as reported (restated)	$(16,100,538)	$(15,829,254)
Add share-based employee compensation expense included
In reported net earnings, net of related tax expense	—	—
Deduct total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax expense	139,951	129,442
Net loss, pro forma	$(16,240,489)	$(15,958,696)

Net loss per share available to common stockholders:
As reported:
Basic	$(3.07)	$(2.98)
Pro forma:
Basic	$(3.09)	$(3.00)

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE - continued

As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s net loss for the three and six month period ended September 30, 2006 were $162,607 and $276,474, respectively, higher than if the Company had continued to account for share-based compensation under APB No. 25. Also, basic loss per share for the three and six month period ended September 30, 2006 were approximately $0.02 and $0.04, respectively, per share higher as a result of the adoption.

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

NOTE 5 - INVENTORY

Inventory consists of oil in tanks of $53,159 and $48,626 at September 30, 2006 and March 31, 2006, respectively.

NOTE 6 - OIL AND GAS PROPERTIES

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

	September 30, 2006	March 31, 2006
Capitalized costs of oil and gas properties:
Proved	$15,640,995	$11,484,797
Unproved	5,781,645	5,781,645
	21,422,640	17,266,442
Less accumulated depletion, depreciation,
and amortization	(2,362,854)	(2,048,818)
	$19,059,786	$15,217,624

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - OIL AND GAS PROPERTIES-continued

Proved Reserves are as follows:
	Oil (Bbls)	Gas (Mcf)
March 31, 2006	559,742	2,602,071
Extensions, additions and discoveries	-0-	-0-
Less production for period (six months)	(8,556)	(28,263)
September 30, 2006	551,186	2,573,808

During June 2005, the Company entered into an agreement with a subsidiary of Dominion Resources, Inc. (Dominion) whereby the Company assigned the rights below 2000 feet to Dominion on 7,840 acres from its 10,360 acre leasehold in Edwards County, Texas. The Company received, as consideration for the agreement, cash of $625,000, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner on a “well by well” basis. This right to participate also included an “area of mutual interest” which included approximately 12,800 additional acres.

Under the full cost method of accounting for oil and gas properties, the proceeds of the sale reduced the Company’s investment in oil and gas properties and no gain or loss was recognized from the sale.

NOTE 7 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers. Receivables from one oil and gas customer at September 30, 2006 comprised approximately 70%, of the trade receivable balance. No allowance for doubtful accounts has been provided because management has determined the recorded amounts were determined to be fully collectible.

NOTE 8 - NOTE PAYABLE TO RELATED PARTY

The Company had a $6,500,000 revolving line of credit secured by substantially all of the assets of the Company, bearing interest at 10%, due August 17, 2006 from Almac Financial Corporation, a corporation owned by Walter G. Mize, formerly the largest shareholder of the Company. During December 2005, with the proceeds of the sale of common stock, the Company paid Almac the principal balance plus all accrued interest, resulting in full payment of the line of credit.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - NOTE PAYABLE TO RELATED PARTY - continued

The Company has a $4,000,000 loan agreement with Lothian Oil Inc., its majority shareholder (“Lothian”). The note issued pursuant to the loan agreement was fully-drawn as of September 30, 2006. The agreement, dated October 7, 2005, provides for draws as needed for the development of the Cato San Andres Unit in New Mexico. The note bears interest at 1% over the Citibank prime rate and is secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Cato San Andres Unit. The note is due and payable on October 7, 2015 and is subordinated to the Sterling Bank agreement discussed below. No payments have been made by the Company. Accrued interest of approximately $127,000 has been included in accrued expenses in the accompanying balance sheet at September 30, 2006.

The Company has an additional $2,500,000 loan agreement with Lothian Oil Inc., its majority shareholder. Advances to the Company under this agreement were approximately $784,000 as of September 30, 2006. The agreement, dated as of March 31, 2006, provides for draws as needed for the development of the Wardlaw Field in Texas. The note bears interest at 1% over the Citibank prime rate and is secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Wardlaw Field. The note is due and payable on March 31, 2016. No payments have been made by the Company. Accrued interest of $23,000 has been included in accrued expenses in the accompanying balance sheet at September 30, 2006.

Reducing Revolving Line of Credit Agreement

The Company, as a co-Borrower with its largest shareholder, entered into an Amended and Restated reducing revolving line of credit agreement of up to $20 million (“Credit Agreement”) with Sterling Bank as of March 31, 2006. The line is due and payable on April 30, 2008.

No outstanding loan amounts have been allocated to the Company under the Credit Agreement as of September 30, 2006. As a condition of the Credit Agreement, the Company’s largest shareholder was required to subordinate its loan to the Company for the development of the Cato San Andres Unit to the loan from Sterling Bank. The Credit Agreement is secured by oil and gas properties owned by the borrowers, including the Company. The Credit Agreement contains various negative covenants relating to the Company’s largest shareholder which, at June 30, 2006, was in default of its current ratio and two reporting covenants. Sterling Bank subsequently agreed to forbear from exercising any of its rights or remedies under the Credit Agreement as to the current ratio covenant (but only until the fiscal quarter ending September 30, 2006, by which time the Company’s largest shareholder must be in compliance with the current ratio covenant). Sterling Bank has waived the events of default with respect to the reporting covenants and has agreed to accept late delivery from the Company’s largest shareholder of its September 30, 2006 financial statements.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - NOTE PAYABLE TO RELATED PARTY - continued

Other Advances

Included in the accompanying balance sheet are advances made to the Company from Lothian of $1,428,493 and $405,000 at September 30, 2006 and March 31, 2006, respectively. No interest has been accrued on these advances.

NOTE 9 - NET LOSS PER COMMON SHARE

Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended September 30, 2006 and September 30, 2005. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

NOTE 10 - INCOME TAXES

As of March 31, 2006, the Company had net operating loss carryovers of approximately $9,086,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2026, if not previously utilized.

NOTE 11 - ESTIMATES

The preparation of interim consolidated financial statements as of September 30, 2006 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 12 - BUSINESS SEGMENTS

The Company was operated in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - BUSINESS SEGMENTS-continued

SEGMENT INFORMATION:
	THREE MONTHS ENDED SEPTEMBER 30,
	2006			2005
	Oil & Gas	Meat	Total	Oil & Gas	Meat	Total

Revenues from external customers	$347,626	$-	$347,626	$177,638	$6,804	$184,442
Segment profit (loss)	(583,047)	-	(583,047)	(23,802,066)	(6,820)	(23,808,886)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments			$347,626			$184,442
Other revenues			-			-
Total consolidated revenues			$347,626			$184,442

PROFIT OR L0SS
Total profit (loss) for reportable
segments			$(583,047)			$(23,808,886)
Other profit or (loss)			(99,518)			(70,293)
Income (loss) before income taxes			$(682,565)			$(23,879,179)

	SIX MONTHS ENDED SEPTEMBER 30,
	2006			2005
	Oil & Gas	Meat	Total	Oil & Gas	Meat	Total

Revenues from external customers	$656,091	$-	$656,091	$302,831	$8,694	$311,525
Segment profit (loss)	(1,232,657)	-	(1,232,657)	(23,998,247)	(7,302)	(24,005,549)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments			$656,091			$311,525
Other revenues			-			-
Total consolidated revenues			$656,091			$311,525

PROFIT OR L0SS
Total profit (loss) for reportable
segments			$(1,232,657)			$(24,005,549)
Other profit or (loss)			(150,607)			(144,914)
Income (loss) before income taxes			$(1,383,264)			$(24,150,463)

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

There were no options granted during the six months ended September 30, 2006.

The following table summarizes pertinent information with regard to the Plans for the six months ended September 30, 2006:
		Weighted
		Average
	Options and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2006	1,725,000	$1.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at September 30, 2006	1,725,000	$1.40

Exercisable at September 30, 2006	1,378,333	$1.47

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 - STOCK OPTIONS-continued

The weighted average contractual life of options outstanding at September 30, 2006 was 4.1 years.

The following is a summary of the Company’s nonvested options for 2007:

Nonvested, at April 1, 2006	359,999
Granted	-
Vested	13,332
Forfeited	-

Nonvested, at September 30, 2006	346,667

As of September 30, 2006, there is approximately $476,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements to be recognized over the vesting period. The weighted average grant date fair value of non-vested options outstanding at September 30, 2006 is $2.47, and vested during the six months ended September 30, 2006 is $1.68. The weighted average grant date fair value of unvested options outstanding at April 1, 2006 was $2.44.

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

The following schedule summarizes pertinent information with regard to the stock warrants for the six months ended September 30, 2006:
		Weighted
	Shares	Average
	Outstanding	Exercise Price

Outstanding at beginning of year, April 1, 2006	5,085,334	$3.08
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2006	5,085,334	$3.08
Exercisable	5,085,334	$3.08

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

NOTE 16 - UNREGISTERED SALE OF EQUITY SECURITIES TO LOTHIAN OIL INC.

On December 19, 2005, the Company’s shareholders approved the sale of 1,093,333 shares of the Company’s common stock, $0.001 par value, and warrants to purchase an additional 2,906,666 shares of common stock to Lothian Oil Inc. Proceeds from the sale of these securities were used to repay a line of credit made to the Company by Almac Financial Corporation, a corporation wholly-owned by Walter G. Mize, formerly the largest shareholder of the Company. Any funds remaining after payment of the line of credit were used by the Company for working capital purposes. No shares have been issued as of September 30, 2006.

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

NOTE 17 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	SIX MONTHS ENDED September 30,
	2006	2005
Cash paid during the year for:
Interest	$-	$201,698
Taxes	$-	$-

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB filed by United Heritage Corporation (referred to as “we”, “us” or “our”) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	we may be unable to consummate the planned merger with Lothian Oil Inc., or to find another acceptable alternative which will allow us to develop or dispose of portions of our business;

•	costs or difficulties related to the integration of our business with that of Lothian Oil Inc. may be greater than expected and may result in the integration taking longer than anticipated;

•	we may be unable to realize, within the expected time frame, estimated operating results from our merger with Lothian Oil Inc.;

•	we may be unable to obtain the financing we need to implement our plan of bringing more oil and gas wells into production or to cover cash flow shortages;

•	there may be changes in regulatory requirements that adversely affect our business;

•	there may be adverse changes in the prices for oil and gas that adversely affect our business;

•	the recovery methods that we use in our oil and gas operations may not be successful;

•	our largest customers may not continue to do business with us; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

OVERVIEW

We are an independent producer of natural gas and crude oil based in Midland, Texas. We produce from properties we lease in Texas and New Mexico. We acquired our Texas property, which includes 130 potentially productive wellbores (of which approximately 44 wells are capable of producing), in February 1997 and our New Mexico properties, which include 292 potentially productive wellbores, in June 1999. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells. However, the revenues we earn do not provide us with enough money to implement our development plan.

On October 7, 2005, we and our subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, entered into a Development and Exploration Agreement with Lothian Oil Inc., our largest shareholder, (referred to in this discussion as “Lothian”) relating to certain properties and an assignment and assumption of interest relative to a portion of our working interest in those properties. In conjunction with this agreement, we signed an Operating Agreement naming Lothian as the operator of our properties in Edwards County, Texas and Chavez and Roosevelt Counties, New Mexico. Pursuant to the terms of a promissory note and Secured Credit Agreement, Lothian provided to us a line of credit in the amount of $4.0 million. We may draw down the credit line as needed for development of the Cato San Andres Unit. As of September 30, 2006 the loan agreement had been fully-drawn.

On February 22, 2006, we entered into a Merger Agreement and Plan of Reorganization with Lothian. We believe the merger will be consummated during the 2007 fiscal year.

On March 31, 2006, Lothian loaned us an additional $2.5 million (the “Wardlaw Loan”) pursuant to the terms of a promissory note and Secured Credit Agreement. We may draw down the Wardlaw Loan as needed for development of the Wardlaw Field. As of September 30, 2006, we had drawn a total of $676,000.

On June 16, 2006, we and UHC New Mexico Corporation, along with Lothian and its subsidiaries, Lothian Oil (USA) Inc. and Lothian Oil Texas I Inc., entered into a series of agreements, including a promissory note and an Amended and Restated Credit Agreement, with Sterling Bank (referred to in this discussion as the “Bank”) relating to an amendment to a credit facility advanced by the Bank to Lothian effective March 31, 2006. The credit facility is a line of credit in the amount of $20,000,000 with availability established under an oil and gas borrowing base determined by the Bank in its sole discretion. On September 30, 2006, there was $4,750,000 of principal and $38,594 of accrued and unpaid interest, plus a Letter of Credit in the amount of $500,000, outstanding under the credit agreement between the Bank and Lothian. Proceeds of the credit facility may be used solely for capital expenditures in relation to the development of the properties used to secure the credit facility, payment of fees and expenses under the Amended and Restated Credit Agreement and/or for general corporate purposes. The Letters of Credit may be used solely for general corporate purposes, however, no Letter of Credit may be used in lieu or in support of stay or appeal bonds. The credit line is due and payable on April 30, 2008.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises doubt about our ability to continue as a going concern. We sustained a net loss of $1,383,264 for the six month period ended September 30, 2006 and a net loss of $17,371,395 for the fiscal year ended March 31, 2006 and, as of the same periods, we had an accumulated deficit of $32,947,276 and $31,564,012, respectively. We believe that, if the merger with Lothian is consummated, we will be able to obtain the financing we need to develop our properties and alleviate doubt about our ability to continue as a going concern. However, we cannot assure you that the merger will be consummated or that we will achieve operating profits in the future.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.

Oil and Gas Properties

Proved Reserves - Proved reserves are defined by the Securities and Exchange Commission as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the Securities and Exchange Commission, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserves estimates are updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by us. We cannot predict what reserve revisions may be required in future periods.

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

RESULTS OF OPERATIONS

The following selected financial data for the three and six months ended September 30, 2006 as compared to September 30, 2005 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein. We have presented the data from the three and six months ended September 30, 2005 as reported and as restated.

	Three Months Ended	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2005
		As Reported	As Restated

Income Data:
Revenues	$347,626	$184,442	$184,442
Depreciation and depletion	175,298	14,187	389,435
Ceiling test impairment	--	--	23,199,110
Total operating costs and expenses	930,673	418,970	23,993,328
Loss from operations	(583,047)	(234,528)	(23,808,886)
Income Tax	--	--	8,049,925
Net loss	(682,565)	(304,821)	(15,829,254)
Basic and diluted loss
Per share	$(0.11)	$(0.06)	$(2.98)
Weighted Average
Number of Shares	6,446,850	5,316,628	5,316,628

	Six Months Ended	Six Months Ended	Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2005
		As Reported	As Restated

Income Data:
Revenues	$656,091	$311,525	$311,525
Depreciation and depletion	346,672	25,921	453,440
Ceiling test impairment	--	--	23,199,110
Total operating costs and expenses	1,888,748	690,445	24,317,074
Loss from operations	(1,232,657)	(378,920)	(24,005,549)
Income Tax	--	--	8,049,925
Net loss	(1,383,264)	(523,834)	(16,100,538)
Basic and diluted loss
Per share	$(0.22)	$(0.10)	$(3.07)
Weighted Average
Number of Shares	6,446,850	5,251,917	5,251,917

Combined Results

Our revenues for the three months ended September 30, 2006 were $347,626, an increase of $163,184 or approximately 88%, as compared to revenues of $184,442 for the three months ended September 30, 2005. Revenues for the six months ended September 30, 2006 were $656,091, an increase of $344,566 or approximately 99%, as compared to revenues of $311,525 for the six months ended September 30, 2005. The increase in sales revenue for the three and six months ended September 30, 2006 was due primarily to increased sales production volume and improved prices of oil sold.

Total operating costs and expenses of $930,673 reflect a decrease of $23,062,655, or approximately 96%, for the three months ended September 30, 2006 as compared to operating expenses of $23,993,328 for the three months ended September 30, 2005. Total operating costs and expenses of $1,888,748 reflect a decrease of $22,428,326, or approximately 92%, for the six months ended September 30, 2006 as compared to operating expenses of $24,317,074 for the six months ended September 30, 2005. The significant decrease in operating expenses for the three and six months ended September 30, 2006 as compared to the three and six months ended September 30, 2005 resulted from an impairment of oil and gas properties of $23,199,110 that occurred in 2005. Depreciation and depletion decreased by $214,137, or approximately 54% from $389,435 in the three months ended September 30, 2005 as compared to $175,298 for the three months ended September 30, 2006. Depreciation and depletion decreased by $106,768, or approximately 23% from $453,440 in the six months ended September 30, 2005 as compared to $346,672 for the six months ended September 30, 2006. General and administrative expenses decreased by $21,641, or approximately 7%, from $307,538 in the three months ended September 30, 2005 to $286,897 in the three months ended September 30, 2006. General and administrative expenses increased by $427,721, or approximately 89%, from $480,171 in the six months ended September 30, 2005 to $907,892 in the six months ended September 30, 2006 due primarily to the stock compensation expense. Interest expense increased by $25,716 or approximately 34%, to $99,518 for the three months ended September 30, 2006 as compared to $73,802 for the three months ended September 30, 2005 primarily due to the increase in debt in the second quarter of 2006. Interest expense decreased by $2,111 or approximately 1%, to $150,607 for the six months ended September 30, 2006 as compared to $152,718 for the six months ended September 30, 2005 due to a combination of increased debt from related parties primarily occurring in the second quarter of 2006 offset by a decrease in the stated interest rates from 2005 to 2006.

Our net loss for the three months ended September 30, 2006 was $682,565, a decrease of $15,146,689 or approximately 96%, as compared to a net loss of $15,829,254 for the three months ended September 30, 2005. Our net loss for the six months ended September 30, 2006 was $1,383,264, a decrease of $14,717,274 or approximately 91%, as compared to a net loss of $16,100,538 for the six months ended September 30, 2005. This decrease for the three and six months ended September 30, 2006 as compared to the three and six months ended September 30, 2005 was primarily due to an impairment of oil and gas properties of $23,199,110 that occurred in 2005 offset by the tax benefit of $8,049,925.

Food Products Segment

National Heritage Sales Corporation had minimal product sales of $8,694 during the six months ended September 30, 2005, as compared to no sales for the six months ended September 30, 2006. National is no longer selling meat and poultry products and has sold its assets related to this activity. We do not intend to re-enter this market.

Oil and Gas Segment

Oil and gas sales were $656,091 for the six months ended September 30, 2006 as compared to $302,831 for the six months ended September 30, 2005, an increase of $344,566 or approximately 111%. The volume of production sold during the six months ended September 30, 2006 was higher than the volume of production sold during the six months ended September 30, 2005 and market prices were improved, both of which resulted in increased revenues. The volume increase over the six month period ended September 30, 2005 was primarily the result of our development and exploration and financing agreements with Lothian. Receivables from a single oil and gas customer comprised approximately 70% of our trade receivable balance at September 30, 2006 and 50% of our trade receivable balance at September 30, 2005. No allowance for doubtful accounts has been included in our financial statements since recorded amounts are determined to be fully collectible, based on management’s review of customer accounts, historical experience and other pertinent factors. If we were to lose this customer, we believe that it could be quickly replaced, since buyers of crude oil are plentiful.

Production and operating expenses were $634,184 during the six months ended September 30, 2006 as compared to $168,357 in production and operating expenses during the six months ended September 30, 2005, an increase of $465,827 or approximately 277%. Depreciation and depletion expense for the six months ended September 30, 2006 was $346,672 as compared to depletion expense of $453,440 for the restatement period ended September 30, 2005, a decrease of $106,768 or 24%. Operating expenses increased during the second quarter of 2006 primarily due to the expense of hauling production water to an offsite salt water disposal well along with additional electricity costs attributable to the increased development activity in the Cato San Andres Unit. The increased depreciation and depletion expense in 2005 resulted primarily from the additional depletion recorded when we reclassified the cost of certain properties from unproved to proved based upon an engineering report from an independent consultant and our internal evaluations.

The oil and gas segment reported a loss of $1,232,657 for the six months ended September 30, 2006 as compared to a restated loss of $23,998,247 for the six months ended September 30, 2005. The loss resulted primarily from the impairment of our oil and gas properties and the significant increase in depreciation and depletion expense, both of which were caused by the reevaluation of our reserves and impairment of our unproved properties.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations.

We, along with Lothian, have a $20,000,000 line of credit from Sterling Bank. So long as the line of credit is not in default, interest will accrue on the line of credit at the prime rate plus 0.75% at any time the loan balance is less than the commitment, as that term is defined in the Amended and Restated Credit Agreement, and at the prime rate plus 1.50% at any time the loan balance is equal to or greater than the commitment. The commitment is defined as the obligation of Sterling Bank, subject to applicable provisions of the Amended and Restated Credit Agreement, to make loans to or for the benefit of the borrowing parties (including United Heritage and New Mexico) and to issue Letters of Credit in an aggregate amount not to exceed the lesser of (i) $20,000,000 and (ii) the borrowing base then in effect. The line of credit is due and payable on April 30, 2008. On September 30, 2006, there was outstanding under the credit agreement between the Bank and Lothian $4,750,000 of principal and $38,594 of accrued and unpaid interest, plus a Letter of Credit in the amount of $500,000.00. Lothian pays interest on this loan on a monthly basis. Lothian breached the Amended and Restated Credit Agreement because it failed to meet the current ratio covenant at June 30, 2006 and failed to provide on a timely basis its financial statements for the periods ending March 31, 2006 and June 30, 2006. On November 10, 2006, the Bank agreed to waive the default relating to the failure to provide the financial statements and to forbear from exercising any remedies under the Amended and Restated Credit Agreement as to Lothian’s failure to meet the current ratio covenant. The Bank also agreed that Lothian could have until December 1, 2006 to provide to the Bank its financial statements for the quarter ended September 30, 2006.

We also have loans of $4,000,000 and $2,500,000 from Lothian. These loans bear interest at the prime rate announced by Citibank plus 1% per annum. These lines of credit will mature no later than October 7, 2015 and March 31, 2016, respectively. All of these loans are secured by substantially all of our assets and those of our subsidiaries. As of September 30, 2006 we had drawn $4,000,000 and $676,000, respectively, under our loan agreements with Lothian, which we used for development and production costs and expenses. We have made no payments toward our lines of credit with Lothian.

Our current assets decreased by $25,110 or approximately (11)%, from $232,791 at March 31, 2006 to $207,681 at September 30, 2006. The decrease in our current assets was due primarily to a decrease in cash offset by an increase in trade accounts receivable and inventory. Current liabilities also increased, from $1,998,447 at March 31, 2006 to $3,700,970 at September 30, 2006, an increase of $1,702,523 or approximately 85%. The increase in current liabilities was due to an increase in payables related to oil and gas development. Working capital was a deficit of $1,765,656 at March 31, 2006 as compared to a working capital deficit of $3,493,289 at September 30, 2006, an increase of $1,727,633 or approximately 98%. The increased deficit was due primarily to the increase in payables.

Shareholders’ equity was $11,783,643 at March 31, 2006, as compared to $10,676,853 at September 30, 2006, a decrease of $1,106,790.

Total assets were $19,436,719 at September 30, 2006 as compared to $15,461,605 at March 31, 2006, an increase of $3,975,114. The increase in total assets resulted primarily from an increase of $4,155,783 in the carrying amount of our oil and gas properties. This change is due to the additional investments we have made in the properties during the current quarter.

Cash Flow

Our operations provided $912,513 of cash in the six months ended September 30, 2006 as compared to $234,312 of cash used in the six months ended September 30, 2005. Cash was provided primarily by an increase in accounts payable and accrued expenses in the amount of $1,702,523.

Total cash of $4,155,783 was used in investing activities during the six months ended September 30, 2006 to redevelop New Mexico’s fields and purchase production equipment. In comparison, during the six months ended September 30, 2005 we received $625,000 from Dominion in exchange for executing an assignment to Dominion for the development of wells, offset by $321,340 used to make additions to our oil and gas properties, providing $303,660 in cash from investing activities.

During the six months ended September 30, 2006, we obtained loan proceeds from Lothian totaling $3,371,113. During the period ended September 30, 2005, we received loan proceeds of $80,905 from Almac Financial Corporation and proceeds totaling $311,850 from the exercise of warrants. These were offset by the payment of $257,802 toward a loan provided to us by Almac Financial Corporation.

At September 30, 2006 we had cash in the amount of $21,364 as compared to cash in the amount of $211,452 at September 30, 2005.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the period covered by this report.

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

UNITED HERITAGE CORPORATION

Date: November 13, 2006	By:	/s/ C. Scott Wilson
C. Scott Wilson, President and
Chief Executive Officer

Date: November 13, 2006	By:	/s/ Kenneth Levy
Kenneth Levy, Chief Financial
Officer and Secretary