Form 10KSB/A
period 2006-03-31
UNITED HERITAGE CORP
filed 2007-01-03
CIK 354567

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-KSB is being filed by United Heritage Corporation in response to a letter received from the Securities and Exchange Commission dated September 11, 2006. With the exception of Item 8A and the certifications made pursuant to rules13a-14 and 15d-14 of the Securities Exchange Act of 1934 which are attached as exhibits 31.1 and 31.2, no changes have been made to our Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission on July 14, 2006 (the “Original Report”). We have made no attempt in this Form 10-KSB/A to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in this Form 10-KSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-KSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The disclosure controls and procedures we reviewed and evaluated included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer determined that, due to limited cash resources and limited staff, our disclosure controls and procedures during the period covered by this Annual Report on Form 10-KSB were not effective.

Since March 31, 2006 management has taken steps to strengthen our disclosure controls and procedures by retaining the services of independent financial consultants experienced in the requirements of reporting to the Securities and Exchange Commission to assist management with preparing our reports. We intend to continue to consult with an independent engineering firm on an interim basis when significant acquisitions, extensions, discoveries and other additions are made by us. We have also reviewed with our employees responsible for assisting with the determination of reserves the Securities and Exchange Commission’s guidelines for reporting estimated proved reserves and we are receiving the services of an operations controller to assist with training and monitoring our employees and a financial controller, both of whom are provided by Lothian. Management is also installing new integrated accounting and engineering software which will help improve the quality of our financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED HERITAGE CORPORATION

Date: January 3, 2007	By:	/s/ C. Scott Wilson
C. Scott Wilson, President and Chief Executive Officer