Form 10QSB/A
period 2006-06-30
UNITED HERITAGE CORP
filed 2007-01-03
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
Amendment No. 1
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

405 North Marienfeld, Suite 200, Midland, Texas 79701
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

Transitional Small Business Format
(Check one) Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-QSB is being filed by United Heritage Corporation in response to a letter received from the Securities and Exchange Commission dated October 27, 2006. With the exception of Item 3 and the certifications made pursuant to rules13a-14 and 15d-14 of the Securities Exchange Act of 1934 which are attached as exhibits 31.1 and 31.2, no changes have been made to our Quarterly Report on Form 10-QSB which was filed with the Securities and Exchange Commission on August 10, 2006 (the “Original Report”). We have made no attempt in this Form 10-QSB/A to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in this Form 10-QSB/A continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-QSB/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal controls or in other factors that have affected or are reasonably likely to affect our internal controls subsequent to the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HERITAGE CORPORATION

Date: January 3, 2007	By:	/s/ C. Scott Wilson
C. Scott Wilson, President and Chief Executive Officer

Date: January 3, 2007	By:	/s/ Kenneth Levy
Kenneth Levy, Chief Financial Officer and Secretary