Form 10QSB
period 2006-12-31
UNITED HERITAGE CORP
filed 2007-02-20
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 0-9997

United Heritage Corporation
(Exact name of registrant as specified in charter)

Utah	87-0372826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
☐ Yes ☒ No

The number of shares of common stock, $0.001 par value, outstanding at February 13, 2007, was 6,446,850 shares.

Transitional Small Business Format

(Check one) Yes☐ No☒

UNITED HERITAGE CORPORATION—FORM 10-QSB
CONTENTS

Page Number
Part I - Financial Information

Item 1 - Financial Statements

Consolidated Condensed Balance Sheets
at December 31, 2006 (unaudited) and March 31, 2006 (audited)	1-2

Consolidated Condensed Statements of Income (unaudited)
for the three and nine months ended December 31, 2006
and December 31, 2005	3

Consolidated Condensed Statements of Cash Flows (unaudited)
for the nine months ended December 31, 2006 and
December 31, 2005	4

Notes to Consolidated Condensed Financial Statements	5-19

Forward-Looking Statements	20

Item 2 - Management’s Discussion and Analysis
Or Plan of Operation	21-34

Item 3 - Controls and Procedures	34

Part II - Other Information

Item 1 - Legal Proceedings	35

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 - Defaults upon Senior Securities	35

Item 4 - Submission of Matters to a Vote of Security Holders	35

Item 5 - Other Information	35

Item 6- Exhibits	35

Signatures	36

Certifications

Part I, Item 1. Financial Statements

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$171,388	$76,366
Trade accounts receivable	109,928	60,269
Inventory	62,921	48,626
Prepaid expenses	8,063	47,530
Total current assets	352,300	232,791

OIL AND GAS PROPERTIES, accounted for
using the full cost method, net of accumulated
depletion and depreciation of $2,507,951
at December 31, 2006 and $2,048,818 at
March 31, 2006
Proved	14,709,444	9,435,979
Unproved	5,781,645	5,781,645
	20,491,089	15,217,624

PROPERTY AND EQUIPMENT, at cost
Equipment, furniture and fixtures	76,030	74,244
Vehicles	196,876	57,603
	272,906	131,847
Less accumulated depreciation	(152,830)	(120,657)
	120,076	11,190

TOTAL ASSETS	$20,963,465	$15,461,605

See notes to consolidated condensed financial statements

Part I, Item 1. Financial Statements—Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,062,386	$1,248,763
Accounts payable, related party	762,088	405,000
Accrued expenses	942,742	344,684
Total current liabilities	3,767,216	1,998,447

LONG-TERM LIABILITIES
Asset retirement obligation	278,914	266,512
Note payable, related party	6,802,505	1,413,003
Total long-term liabilities	7,081,419	3,677,962

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value,
5,000,000 shares authorized, none issued
Common stock, $.001 par value,
125,000,000 shares authorized; 6,446,850 shares
issued and outstanding:	6,447	6,447
Additional paid-in capital	43,682,809	43,341,208
Accumulated deficit	(33,574,426)	(31,564,012)
Total Shareholders’ Equity	10,114,830	11,783,643

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,963,465	$15,461,605

See notes to consolidated condensed financial statements

Part I, Item 1. Financial Statements—Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED December 31,		NINE MONTHS ENDED December 31,
	2006	2005	2006	2005
OPERATING REVENUES
Oil and gas sales	$253,904	$181,436	$909,995	$484,267
Processed meat products	-	-	-	8,694
TOTAL OPERATING REVENUES	253,904	181,436	909,995	492,961

OPERATING COSTS AND EXPENSES
Production and operating	406,736	85,799	1,040,920	254,156
Processed meat products	-	-	-	15,996
Selling	-	-	-	-
Depreciation and depletion	156,621	234,881	503,293	688,321
General and administrative	172,557	247,463	1,080,449	727,634
Impairment of oil & gas properties	-	-	-	23,199,110
TOTAL OPERATING COSTS AND EXPENSES	735,914	568,143	2,624,662	24,885,217

LOSS FROM OPERATIONS	(482,010)	(386,707)	(1,714,667)	(24,392,256)

OTHER INCOME (EXPENSE)
Miscellaneous income	-	-	-	7,804
Gain on forgiveness of debt	-	116,457	-	116,457
Loss on notes receivable	-	(87,500)	-	(87,500)
Interest income	-	-	-	-
Interest expense	(145,140)	(65,654)	(295,747)	(218,372)
Loss before income tax	(627,150)	(423,404)	(2,010,414)	(24,573,867)

INCOME TAX BENEFIT	-	-	-	8,049,925

NET LOSS	$(627,150)	$(423,404)	$(2,010,414)	$(16,523,942)

Loss per share (basic)	$(0.10)	$(0.07)	$(0.32)	$(2.94)

Weighted average number of shares (basic)	6,446,850	6,375,454	6,446,850	5,628,099

See notes to consolidated condensed financial statements

Part I, Item 1. Financial Statements—Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,010,414)	$(16,523,942)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and depletion	503,293	688,321
Ceiling test impairment of oil and gas properties	-	23,199,110
Deferred compensation and consulting	-	5,250
Recognition of services performed for stock	-	105,358
Stock options issued for services	341,601	4,462
Write off of notes receivable	-	87,500
Changes in assets and liabilities:
Accounts receivable	(49,659)	42,639
Inventory	(14,295)	5,887
Other current assets	39,467	16,889
Deferred tax	-	(8,049,925)
Accounts payable and accrued expenses	1,768,769	(282,378)
Net cash provided by (used in) operating activities	578,762	(700,829)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of lease rights	-	625,000
Additions to oil and gas properties	(5,732,183)	(490,620)
Additions to equipment	(141,059)	-
Net cash provided by (used in) investing activities	(5,873,242)	134,380

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, related party	5,389,502	80,900
Payments on note payable, related party	-	(3,203,994)
Proceed from issuance of common
stock to Lothian Oil Inc.	-	3,444,000
Proceeds from issuance of common stock upon
exercise of warrants	-	311,850
Net cash provided by financing activities	5,389,502	632,756

Increase in cash and cash equivalents	95,022	66,307

Cash at beginning of period	76,366	7,151

Cash at end of period	$171,388	$73,458

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2006.

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises substantial doubt about our ability to continue as a going concern. We sustained a net loss of $2,010,414 for the nine month period ended December 31, 2006 and a net loss of $17,371,395 for the fiscal year ended March 31, 2006 and, as of the same periods, we had an accumulated deficit of $33,574,426 and $31,564,012, respectively. Even if the merger with Lothian is consummated, we are not certain that we will be able to obtain the financing we need to develop our properties and alleviate doubt about our ability to continue as a going concern.

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

	Nine months Ended	Three Months Ended
	December 31, 2005	December 31, 2005
Net loss, as reported (restated)	$(16,523,942)	$(423,404)
Add share-based employee compensation expense included
In reported net earnings, net of related tax expense	-0-	-0-
Deduct total stock-based employee compensation
Expense determined under fair value based method for
all awards, net of related tax expense	139,951	-0-
Net loss, pro forma	$(16,240,489)	$(423,404)
Net loss per share available to common stockholders:
As reported:
Basic	$(3.07)	$(0.07)
Pro forma:
Basic	$(3.09)	$(0.07)

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE - continued

As a result of adopting SFAS No. 123(R) on April 1, 2006, the Company’s net loss for the three and nine month period ended December 31, 2006 were $65,127 and $341,601, respectively, higher than if the Company had continued to account for share-based compensation under APB No. 25. Also, basic loss per share for the three and nine month period ended December 31, 2006 were approximately $0.01 and $0.05, respectively, per share higher as a result of the adoption.

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

NOTE 5 - INVENTORY

Inventory consists of oil in tanks of $62,921 and $48,626 at December 31, 2006 and March 31, 2006, respectively.

NOTE 6 - OIL AND GAS PROPERTIES

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

	December 31, 2006	March 31, 2006
Capitalized costs of oil and gas properties:
Proved	$17,217,395	$11,484,797
Unproved	5,781,645	5,781,645
	22,999,040	17,266,442
Less accumulated depletion, depreciation,
and amortization	(2,507,951)	(2,048,818)
	$20,491,089	$15,217,624

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - OIL AND GAS PROPERTIES-continued

Proved Reserves are as follows:

	Oil (Bbls)	Gas (Mcf)
March 31, 2006	559,742	2,602,071
Extensions, additions and discoveries	-0-	-0-
Less production for period (nine months)	(22,109)	(80,188)
December 31, 2006	537,633	2,521,883

During June 2005, the Company entered into an agreement with a subsidiary of Dominion Resources, Inc. (Dominion) whereby the Company assigned the rights below 2000 feet to Dominion on 7,840 acres from its 10,360 acre leasehold in Edwards County, Texas. The Company received, as consideration for the agreement, cash of $625,000, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner on a “well by well” basis. This right to participate also included an “area of mutual interest” which included approximately 12,800 acres.

Under the full cost method of accounting for oil and gas properties, the proceeds of the sale reduced the Company’s investment in oil and gas properties and no gain or loss was recognized from the sale.

NOTE 7 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables consist principally of oil and gas purchasers. Receivables from one oil and gas customer at December 31, 2006 comprised approximately 70%, of the trade receivable balance. No allowance for doubtful accounts has been provided because management has determined the recorded amounts were determined to be fully collectible.

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

In November 2006, Lothian increased the note amount of the loan for the development of the Cato Unit from $4,000,000 to $8,000,000 and agreed to increase its capital spending commitment, pursuant to the Development and Exploration Agreement and Operating Agreement, to $7,500,000 from $6,500,000. In exchange, the Company granted Lothian an option, valid for 18 months from the date of issuance, to acquire a 70% interest in the UHC New Mexico and Texas properties for $2,500,000. Advances to the Company under this agreement were approximately $6,067,000 as of December 31, 2006. No payments have been made by the Company. Accrued interest of approximately $256,000 has been included in accrued expenses in the accompanying balance sheet at December 31, 2006.

The Company has an additional $2,500,000 loan agreement with Lothian Oil Inc., its majority shareholder. Advances to the Company under this agreement were approximately $735,000 as of December 31, 2006. The agreement, dated as of March 31, 2006, provides for draws as needed for the development of the Wardlaw Field in Texas. The note bears interest at 1% over the Citibank prime rate and is secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Wardlaw Field. The note is due and payable on March 31, 2016. No payments have been made by the Company. Accrued interest of $40,000 has been included in accrued expenses in the accompanying balance sheet at December 31, 2006.

Reducing Revolving Line of Credit Agreement

The Company, as a co-borrower with its largest shareholder, Lothian Oil Inc., its subsidiary, UHC New Mexico Corporation, and two subsidiaries of Lothian Oil Inc. (collectively, the “Co-Borrowers”), entered into a reducing revolving line of credit agreement of up to $20 million (“Credit Agreement”) with Sterling Bank dated as of June 16, 2006 but effective as of March 31, 2006. The line is due and payable on April 30, 2008.

No outstanding loan amounts have been allocated to the Company under the Credit Agreement as of December 31, 2006. As a condition to entering into the Credit Agreement, Sterling Bank required Lothian Oil Inc. to subordinate its loan to the Company for the development of the Cato San Andres Unit to the loan from Sterling Bank. The Credit

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - NOTE PAYABLE TO RELATED PARTY - continued

Agreement is secured by oil and gas properties owned by the Co-Borrowers. The Credit Agreement contains various negative covenants relating to Lothian Oil Inc. which, at September 30, 2006, was in default of its current ratio and two reporting covenants.

On November 10, 2006 Sterling Bank provided a Waiver, Consent and Forbearance Agreement (the “Waiver Agreement”) to the Co-Borrowers. Pursuant to the Waiver Agreement, Sterling Bank waived the defaults and agreed to forbear from exercising its remedies under the Credit Agreement. Sterling Bank also agreed that Lothian Oil Inc. would have until December 31, 2006 to comply with the Credit Agreement.

Lothian was not in compliance with the terms of the Waiver Agreement on the date that it expired.

On January 12, 2007 the Co-Borrowers came to an agreement with Sterling Bank that was memorialized as the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment amended the Credit Agreement and, if entered into, was to be effective as of December 31, 2006.

The Co-Borrowers informed the Bank that they would sign the Second Amendment on the condition that it be placed in escrow until their respective boards of directors approved it. None of the boards of directors has approved the Second Amendment, but Sterling Bank has informed the Co-Borrowers that it believes that the Second Amendment is enforceable. The Co-Borrowers are working to resolve this matter with Sterling Bank.

On February 5, 2007 Lothian Oil Inc., Lothian Oil Texas II, Inc., UHC Petroleum Services Corporation and UHC Petroleum Corporation received a letter from Sterling Bank’s legal representative stating that the Co-Borrowers failed to make a payment of $1,500,000 due on January 31, 2007 pursuant to the Second Amendment and declaring the payment failure to be an “Event of Default” under the Credit Agreement. The letter stated that if the Co-Borrowers failed to make the payment immediately, Sterling Bank reserved the right to exercise its rights and all remedies available to it under the Credit Agreement, including accelerating all or a portion of the indebtedness due, foreclosing, liquidating or realizing upon all or any portion of the collateral securing the loan and initiating legal proceedings against the Co-Borrowers. If the indebtedness is accelerated, the Co-Borrowers would owe a total of approximately $4,600,000, which includes principal and interest, but does not include the amount of $500,000 due under the outstanding letter of credit, late fees, default interest and other fees and costs incurred by Sterling Bank that may be owed as a result of the default and that may be substantial. The letter also gave notice to the guarantors of the loan, which include Lothian Oil Texas II, Inc., UHC Petroleum Services Corporation and UHC Petroleum Corporation, of the Event of Default. The Co-Borrowers are currently working with Sterling Bank on the terms of a limited waiver and

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - NOTE PAYABLE TO RELATED PARTY - continued

forbearance agreement although no final agreement has yet been reached.

Other Advances

Included in the accompanying balance sheet are advances made to the Company from Lothian of $762,088 and $405,000 at December 31, 2006 and March 31, 2006, respectively. No interest has been accrued on these advances.

NOTE 9 - NET LOSS PER COMMON SHARE

Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 2006 and December 31, 2005. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

NOTE 10 - INCOME TAXES

As of March 31, 2006, the Company had net operating loss carryovers of approximately $9,086,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2026, if not previously utilized.

NOTE 11 - ESTIMATES

The preparation of interim consolidated financial statements as of December 31, 2006 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 - BUSINESS SEGMENTS

The Company was operated in two business segments, the sale of processed meat products and oil and gas producing activities. Factors used by management in determining reportable segments are by business area.

SEGMENT INFORMATION:

	THREE MONTHS ENDED DECEMBER 31,
	2006			2005
	Oil & Gas	Meat	Total	Oil & Gas	Meat	Total
Revenues from external customers	$	$-	$253,904	$181,436	$-	$181,436
Segment profit (loss)	(482,010)	-	(482,010)	(386,707)	-	(386,707)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments			$253,904			$181,436
Other revenues			-			-
Total consolidated revenues			$253,904			$181,436
PROFIT OR LOSS
Total profit (loss) for reportable segments			$(482,010)			$(386,707)
Other profit or (loss)			(145,140)			(36,697)
Income (loss) before income taxes			$(627,150)			$(423,404)

	NINE MONTHS ENDED DECEMBER 31,
	2006				2005
	Oil & Gas	Meat		Total	Oil & Gas	Meat	Total
Revenues from external customers	$909,995	$	- 1,8901111	$909,995	$484,267	$8,694	$492,961
Segment profit (loss)	(1,714,667)		-	(1,714,667)	(24,384,954)	(7,302)	(24,392,256)

RECONCILIATIONS:
REVENUES
Total revenues for reportable segments				$909,995			$492,961
Other revenues				-			-
Total consolidated revenues				$909,995			$492,961
PROFIT OR LOSS
Total profit (loss) for reportable segments				$(1,714,667)			$(24,392,256)
Other profit or (loss)				(295,747)			(181,611)
Income (loss) before income taxes				$(2,010,414)			$(24,573,867)

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

There were no options granted during the nine months ended December 31, 2006.

The following table summarizes pertinent information with regard to the Plans for the nine months ended December 31, 2006:

	Options and Rights	Weighted Average Exercise Price
Outstanding at beginning of year, April 1, 2006	1,725,000	$1.40
Granted	—	-
Exercised	—	-
Forfeited	—	-
Expired	—	-
Outstanding at December 31, 2006	1,725,000	$1.40
Exercisable at December 31, 2006	1,378,333	$1.47

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 - STOCK OPTIONS-continued

The weighted average contractual life of options outstanding at December 31, 2006 was 3.8 years.

The following is a summary of the Company’s nonvested options for 2007:

Nonvested, at April 1, 2006	359,999
Granted	-
Vested	13,332
Forfeited	-
Nonvested, at December 31, 2006	346,667

As of December 31, 2006, there is approximately $424,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements to be recognized over the vesting period. The weighted average grant date fair value of non-vested options outstanding at December 31, 2006 is $2.47, and of vested options outstanding at December 31, 2006 is $1.68. The weighted average grant date fair value of unvested options outstanding at April 1, 2006 was $2.44.

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

The following schedule summarizes pertinent information with regard to the stock warrants for the nine months ended December 31, 2006:

	Shares Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year, April 1, 2006	5,085,334	$3.08 0.88
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2006	5,085,334	$3.08
Exercisable	5,085,334	$3.08 0.88

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

NOTE 16 - UNREGISTERED SALE OF EQUITY SECURITIES TO LOTHIAN OIL INC.

On December 19, 2005, the Company’s shareholders approved the sale of 1,093,333 shares of the Company’s common stock, $0.001 par value, and warrants to purchase an additional 2,906,666 shares of common stock to Lothian Oil Inc. Proceeds from the sale of these securities were used to repay a line of credit made to the Company by Almac Financial Corporation, a corporation wholly-owned by Walter G. Mize, formerly the largest shareholder of the Company. Any funds remaining after payment of the line of credit were used by the Company for working capital purposes. None of these warrants were exercised as of December 31, 2006.

As part of the agreement, Lothian and the Company entered into a development and operating agreement relative to certain properties belonging to the Company’s wholly-owned subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation.

In addition, Lothian purchased 2,666,667 restricted shares of the Company’s common stock from Walter G. Mize, Chairman of the Board of Directors and formerly the Company’s largest shareholder, President and Chief Executive Officer, and six other shareholders for an aggregate purchase price of $10,651,000 or $3.99 per share. Lothian paid the purchase price with a promissory note.

NOTE 17 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	NINE MONTHS ENDED December 31,
	2006	2005
Cash paid during the year for:
Interest	$-	$217,943
Taxes	$-	$-

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB filed by United Heritage Corporation (referred to as “we”, “us” or “our”) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	we may be unable to find financing to continue our operations;

•	we may be unable to consummate the planned merger with Lothian Oil Inc., or to find another acceptable alternative which will allow us to develop or dispose of portions of our business;

•	costs or difficulties related to the integration of our business with that of Lothian Oil Inc. may be greater than expected and may result in the integration taking longer than anticipated;

•	we may be unable to realize, within the expected time frame, estimated operating results from our merger with Lothian Oil Inc.;

•	we may be unable to obtain the financing we need to implement our plan of bringing more oil and gas wells into production or to cover cash flow shortages;

•	there may be changes in regulatory requirements that adversely affect our business;

•	there may be adverse changes in the prices for oil and gas that adversely affect our business;

•	the recovery methods that we use in our oil and gas operations may not be successful;

•	our largest customers may not continue to do business with us; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

On October 7, 2005, we and our subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, entered into a Development and Exploration Agreement with Lothian Oil Inc., our largest shareholder, (referred to in this discussion as “Lothian”) relating to certain properties and an assignment and assumption of interest relative to a portion of our working interest in those properties. In conjunction with this agreement, we signed an Operating Agreement naming Lothian as the operator of our properties in Edwards County, Texas and Chavez and Roosevelt Counties, New Mexico. Pursuant to the terms of a promissory note and Secured Credit Agreement, Lothian provided to us a line of credit in the amount of $4.0 million. We may draw down the credit line as needed for development of the Cato San Andres Unit. In November 2006, Lothian increased the note amount of the loan for the development of the Cato Unit from $4,000,000 to $8,000,000 and agreed to increase its capital spending commitment, pursuant to the Development and Exploration Agreement and Operating Agreement, to $7,500,000 from $6,500,000. In exchange, we granted Lothian an option, valid for 18 months from the date of issuance, to acquire a 70% interest in the UHC New Mexico and Texas properties for $2,500,000. Advances to us under this agreement were approximately $6,067,000 as of December 31, 2006. No payments have been made by us. Accrued interest of approximately $256,000 has been included in accrued expenses in the accompanying balance sheet at December 31, 2006.

On February 22, 2006, we entered into a Merger Agreement and Plan of Reorganization with Lothian. We believe, although we cannot guarantee, that the merger may be consummated during the 2007 fiscal year.

On March 31, 2006, Lothian loaned us an additional $2.5 million (the “Wardlaw Loan”) pursuant to the terms of a promissory note and Secured Credit Agreement. We may draw down the Wardlaw Loan as needed for development of the Wardlaw Field. As of December 31, 2006, we had drawn a total of $735,000.

On June 16, 2006, we and UHC New Mexico Corporation, along with Lothian and its subsidiaries, Lothian Oil (USA) Inc. and Lothian Oil Texas I Inc., entered into a series of agreements, including a promissory note and an Amended and Restated Credit Agreement, with Sterling Bank (referred to in this discussion as the “Bank”) relating to an amendment to a credit facility advanced by the Bank to Lothian effective March 31, 2006. The credit facility is a line of credit in the amount of $20,000,000 with availability established under an oil and gas borrowing base determined by the Bank in its sole discretion. On December 31, 2006, there was $4,750,000 of principal and $39,880 of accrued and unpaid interest, plus a Letter of Credit in the amount of $500,000, outstanding under the credit agreement between the Bank and Lothian. Proceeds of the credit facility may be used solely for capital expenditures in relation to the development of the properties used to secure the credit facility, payment of fees and expenses under the Amended and Restated Credit Agreement and/or for general corporate purposes. The Letters of Credit may be used solely for general corporate purposes, however, no Letter of Credit may be used in lieu or in support of stay or appeal bonds. The credit line is due and payable on April 30, 2008.

Lothian breached the Amended and Restated Credit Agreement by failing to meet the current ratio covenant as of September 30, 2006 and by failing to timely provide to the Bank its financial statements for the periods ended March 31, 2006 and June 30, 2006. As a result of the breach, the Bank was entitled to declare the reducing revolving line of credit all due and payable after providing notice to the borrowers. The Bank did not give the borrowers notice that it was exercising its rights under the Amended and Restated Credit Agreement. Instead, pursuant to a Waiver, Consent and Forbearance Agreement signed on November 10, 2006, the Bank waived the defaults with regard to Lothian’s failure to timely provide the financial statements and agreed to forbear from exercising its remedies under the Amended and Restated Credit Agreement with regard to the breach of the current ratio covenant. The Bank also agreed that Lothian would have until December 31, 2006 to provide its financial statements for the quarter ended September 30, 2006.

Lothian was not able to comply with the terms of the Bank’s waiver and forbearance agreement by December 31, 2006. On January 12, 2007 the borrowing parties came to an agreement with the Bank that was memorialized as the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment amended the Amended and Restated Credit Agreement and, if entered into, was to be effective as of December 31, 2006. We and the other borrowing parties informed the Bank that we would sign the Second Amendment on the condition that it be placed in escrow until the boards of directors of the various borrowing parties approved it. The boards of directors have not approved the Second Amendment, but the Bank has informed us that it believes that the Second Amendment is enforceable. We and the remaining borrowing parties are working to resolve this matter with the Bank.

On February 5, 2007 Lothian, Lothian Oil Texas II, Inc., UHC Petroleum Services Corporation and UHC Petroleum Corporation received a letter from the Bank’s legal representative stating that the borrowing parties failed to make a payment of $1,500,000 due on January 31, 2007 pursuant to the Second Amendment and declaring the payment failure to be an “Event of Default” under the Amended and Restated Credit Agreement. The letter stated that if the borrowing parties failed to make the payment immediately, the Bank reserved the right to exercise its rights and all remedies available to it under the Amended and Restated Credit Agreement, including accelerating all or a portion of the indebtedness due, foreclosing, liquidating or realizing upon all or any portion of the collateral securing the loan and initiating legal proceedings against the borrowing parties. If the indebtedness is accelerated, then we and the remaining borrowing parties would owe a total of approximately $4,600,000, which includes principal and interest, but does not include the amount of $500,000 due under the outstanding letter of credit, late fees, default interest and other fees and costs incurred by the Bank that may be owed as a result of the default and that may be substantial. The letter also gave notice to the guarantors of the loan, which include Lothian Oil Texas II, Inc., UHC Petroleum Services Corporation and UHC Petroleum Corporation, of the Event of Default. We are currently working with the Bank on the terms of a limited waiver and forbearance agreement that would give us an extended period of time to comply with the terms of the Amended and Restated Credit Agreement, although no final agreement has yet been reached.

On April 20, 2005, our wholly-owned subsidiary, UHC Petroleum Corporation, assigned 7,840 specific net acres of its 10,360 acre oil and gas leasehold situated in the Val Verde Basin to Dominion Oklahoma Texas Exploration & Production, Inc., which is a petroleum exploration and production company owned by Dominion Resources, Inc. (referred to in this discussion as “Dominion”). UHC Petroleum Corporation and Dominion also agreed to an area of mutual interest (“AMI”) that surrounds the 7,840 specific net acres. This AMI encompasses approximately 12,800 acres. The assignment to Dominion is for development of wells in depths below 2000 feet. Petroleum reserved all right to develop wells above 2000 feet. The term of the assignment is two years, but will continue so long as oil, gas or associated hydrocarbons are produced in paying quantities. The assignment provides that the first well is to be commenced within two years from the date of the assignment, and that subsequent wells must be drilled every 180 days. Petroleum received as consideration for the assignment cash, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner, on a “well by well” basis, in the development of the entire acreage. We chose to take our carried interest in the first well drilled. Dominion has drilled, completed and tested the first well and is studying the results. We have not received formal notification from Dominion concerning the results of the well or whether it will drill any additional wells.

On August 2, 2005 we elected to participate with Dominion in an additional 1,555 acre oil and gas lease acquisition. We paid $14,556 for our proportionate share of the cost of the lease.

In December 2005 we again elected to participate with Dominion in an additional 640 acre oil and gas lease acquisition in Edwards County, Texas. We paid $12,000 for our proportionate share of the cost.

On November 16, 2006, UHC New Mexico Corporation executed an Agreed Compliance Order (referred to in this discussion as the “Order”) with the State of New Mexico Oil Conservation Division (referred to in this discussion as the “OCD”). The Order was signed by the OCD on December 4, 2006 and received by us on December 11, 2006. The Order is effective as of September 1, 2006 and replaces in its entirety the order that was entered by the OCD on December 7, 2005. Pursuant to the Order, we have agreed that we will bring at least 220 wells into compliance with OCD Rule 201 by doing any one of the following:

•	restoring the wells to production or other OCD approved beneficial use;

•	plugging the wellbore; or

•	placing the well in approved temporary abandonment status.

The Order is scheduled to expire on March 15, 2007, unless extended in accordance with the terms described below.

We have agreed to bring at least 40 wells into compliance on or before March 15, 2007 and to file a written compliance report with the OCD’s attorney not later than March 25, 2007. Once the OCD verifies the accuracy of the report and we have paid any penalties that have accrued and become due under the terms of the Order (if any), then the OCD will extend the Order for a period of six months. So long as we continue to return wells to compliance at the rate of at least 36 wells during each six month extension period, the OCD will continue to issue amendments to the Order extending the term for additional six month periods. We are not certain that we will be able to comply with the Order.

If we fail to bring the required number of wells into compliance during any six month period, the Order will terminate unless the OCD issues a discretionary extension. In that event, we agree to pay a penalty of $1,000 times the number of wells we failed to bring into compliance under the schedule during the applicable six-month period. If we encounter unanticipated circumstances that prevent us from complying with the terms of the Order, we may file an administrative application with the OCD requesting a waiver or reduction of the penalty.

We must remediate the sites of the plugged wells and request inspection of them in compliance with OCD Rule 202. If we fail to comply with this requirement, we will be required to pay a penalty of $1,000 for each full month that a well remains out of compliance with the remediation requirements.

If we comply with the terms of the Order and any extension of it, the OCD will not seek penalties against us, other than those applicable to the terms of the Order, as it is extended.

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

Our largest shareholder, Lothian Oil Inc., has provided us with the funds to operate since November 2005. Lothian may no longer have the ability to fund our operations, and we do not have other sources of capital available, although we and Lothian are continuing to look for funding sources. However, we may be unable to continue our operations.

Except as otherwise discussed in this Quarterly Report, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations. We do not currently have any commitments for capital expenditures for the 2007 fiscal year.

Due to the uncertainty of Lothian’s ability to continue to fund our operations, we will not move forward with our plan to continue redevelopment of our properties or to retain an engineering firm to develop a current waterflood study of the Cato San Andres Unit.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises substantial doubt about our ability to continue as a going concern. We sustained a net loss of $2,010,414 for the nine month period ended December 31, 2006 and a net loss of $17,371,395 for the fiscal year ended March 31, 2006 and, as of the same periods, we had an accumulated deficit of $33,574,426 and $31,564,012, respectively. Even if the merger with Lothian is consummated, we are not certain that will be able to obtain the financing we need to develop our properties and alleviate doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

The following selected financial data for the three and nine months ended December 31, 2006 as compared to December 31, 2005 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein. We have presented the data from the three and nine months ended December 31, 2005 as reported and as restated.

	Three Months Ended	Three Months Ended	Three Months Ended
	December 31, 2006	December 31, 2005	December 31, 2005
		As Reported	As Restated
Income Data:
Revenues	$253,904	$181,436	$181,436
Depreciation and depletion	156,621	21,269	234,881
Ceiling test impairment	-	-	-
Total operating costs and expenses	735,914	354,531	568,143
Loss from operations	(482,010)	(173,095)	(386,707)
Income Tax	-	-	-
Net loss	(627,150)	(209,792)	(423,404)
Basic and diluted loss
Per share	$(0.10)	$(0.03)	$(0.07)
Weighted Average
Number of Shares	6,446,850	6,375,454	6,375,454

	Nine months Ended	Nine months Ended	Nine months Ended
	December 31, 2006	December 31, 2005	December 31, 2005
		As Reported	As Restated
Income Data:
Revenues	$909,995	$492,961	$492,961
Depreciation and depletion	503,293	47,190	688,321
Ceiling test impairment	-	-	23,199,110
Total operating costs and expenses	2,624,662	1,044,976	24,885,217
Loss from operations	(1,714,667)	(552,015)	(24,392,256)
Income Tax	-	-	8,049,925
Net loss	(2,010,414)	(733,626)	(16,523,942)
Basic and diluted loss
Per share	$(0.32)	$(0.13)	$(2.94)
Weighted Average
Number of Shares	6,446,850	5,628,099	5,628,099

Combined Results

Our revenues for the three months ended December 31, 2006 were $253,904, an increase of $72,468 or approximately 40%, as compared to revenues of $181,436 for the three months ended December 31, 2005. Revenues for the nine months ended December 31, 2006 were $909,995, an increase of $417,034 or approximately 85%, as compared to revenues of $492,961 for the nine months ended December 31, 2005. The increase in sales revenue for the three and nine months ended December 31, 2006 was due primarily to increased sales production volume and improved prices of oil sold.

Total operating costs and expenses of $735,914 reflect an increase of $167,771, or approximately 30%, for the three months ended December 31, 2006 as compared to operating expenses of $568,143 for the three months ended December 31, 2005. Total operating costs and expenses of $2,624,662 reflect a decrease of $22,260,555, or approximately 89%, for the nine months ended December 31, 2006 as compared to operating expenses of $24,885,217 for the nine months ended December 31, 2005. The significant decrease in operating expenses for the nine months ended December 31, 2006 resulted from an impairment of oil and gas properties of $23,199,110. Depreciation and depletion decreased by $78,260, or approximately 33% from $234,881 in the three months ended December 31, 2005 as compared to $156,621 for the three months ended December 31, 2006. Depreciation and depletion decreased by $185,028, or approximately 27% from $688,321 in the nine months ended December 31, 2005 as compared to $503,293 for the nine months ended December 31, 2006. General and administrative expenses decreased by $74,906, or approximately 30%, from $247,463 in the three months ended December 31, 2005 to $172,557 in the three months ended December 31, 2006. General and administrative expenses increased by $352,825, or approximately 48%, from $727,634 in the nine months ended December 31, 2005 to $1,080,449 in the nine months ended December 31, 2006 due primarily to stock compensation expense. Interest expense increased by $79,486 or approximately 121%, to $145,140 for the three months ended December 31, 2006 as compared to $65,654 for the three months ended December 31, 2005 primarily due to the increase in debt from related parties. Interest expense increased by $77,375 or approximately 35%, to $295,747 for the nine months ended December 31, 2006 as compared to $218,372 for the nine months ended December 31, 2005 due to increased debt from related parties, most of which was incurred during the second quarter of 2006.

Our net loss for the three months ended December 31, 2006 was $627,150, an increase of $203,746 or approximately 48%, as compared to a net loss of $423,404 for the three months ended December 31, 2005. Our net loss for the nine months ended December 31, 2006 was $2,010,414, a decrease of $14,513,528 or approximately 88%, as compared to a net loss of $16,523,942 for the nine months ended December 31, 2005. The decrease for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 was primarily due to an impairment of oil and gas properties of $23,199,110 that occurred in 2005 offset by the tax benefit of $8,049,925.

Food Products Segment

National Heritage Sales Corporation had minimal product sales of $8,694 during the nine months ended December 31, 2005, as compared to no sales for the nine months ended December 31, 2006. National is no longer selling meat and poultry products and has sold its assets related to this activity. We do not intend to re-enter this market.

Oil and Gas Segment

Oil and gas sales were $909,995 for the nine months ended December 31, 2006 as compared to $484,267 for the nine months ended December 31, 2005, an increase of $425,728 or approximately 141%. The volume of production sold during the nine months ended December 31, 2006 was higher than the volume of production sold during the nine months ended December 31, 2005 and market prices were improved, both of which resulted in increased revenues. The volume increase over the nine month period ended December 31, 2005 was primarily the result of our development and exploration and financing agreements with Lothian. Receivables from a single oil and gas customer comprised approximately 70% of our trade receivable balance at December 31, 2006 and 50% of our trade receivable balance at December 31, 2005. No allowance for doubtful accounts has been included in our financial statements since recorded amounts are determined to be fully collectible, based on management’s review of customer accounts, historical experience and other pertinent factors. If we were to lose this customer, we believe that it could be quickly replaced, since buyers of crude oil are plentiful.

Production and operating expenses were $1,040,920 during the nine months ended December 31, 2006 as compared to $254,156 in production and operating expenses during the nine months ended December 31, 2005, an increase of $786,764 or approximately 467%. Depreciation and depletion expense for the nine months ended December 31, 2006 was $503,293 as compared to depletion expense of $688,321 for the restatement period ended December 31, 2005, a decrease of $185,028 or 41%. Operating expenses increased during the three and nine months ended December 31, 2006 primarily due to the expense of hauling production water to an offsite salt water disposal well along with additional electricity costs attributable to the increased development activity in the Cato San Andres Unit. The increased depreciation and depletion expense in 2005 resulted primarily from the additional depletion recorded when we reclassified the cost of certain properties from unproved to proved based upon an engineering report from an independent consultant and our internal evaluations.

The oil and gas segment reported a loss of $1,714,667 for the nine months ended December 31, 2006 as compared to a restated loss of $24,384,954 for the nine months ended December 31, 2005. The loss resulted primarily from the impairment of our oil and gas properties and the significant increase in depreciation and depletion expense, both of which were caused by the reevaluation of our reserves and impairment of our unproved properties.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans to finance our operations.

We, along with Lothian, have a $20,000,000 line of credit from Sterling Bank. So long as the line of credit is not in default, interest will accrue on the line of credit at the prime rate plus 0.75% at any time the loan balance is less than the commitment, as that term is defined in the Amended and Restated Credit Agreement, and at the prime rate plus 1.50% at any time the loan balance is equal to or greater than the commitment. The commitment is defined as the obligation of Sterling Bank, subject to applicable provisions of the Amended and Restated Credit Agreement, to make loans to or for the benefit of the borrowing parties (including United Heritage and New Mexico) and to issue Letters of Credit in an aggregate amount not to exceed the lesser of (i) $20,000,000 and (ii) the borrowing base then in effect. The line of credit is due and payable on April 30, 2008. On December 31, 2006, there was outstanding under the credit agreement between the Bank and Lothian $4,750,000 of principal and $39,880 of accrued and unpaid interest, plus a Letter of Credit in the amount of $500,000.00. Lothian pays interest on this loan on a monthly basis. Lothian breached the Amended and Restated Credit Agreement because it failed to meet the current ratio covenant at September 30, 2006 and failed to provide on a timely basis its financial statements for the periods ending March 31, 2006, June 30, 2006 and September 30, 2006. On November 10, 2006, the Bank agreed to waive the default relating to the failure to provide the financial statements and to forbear from exercising any remedies under the Amended and Restated Credit Agreement as to Lothian’s failure to meet the current ratio covenant so long as Lothian was able to comply with these covenants by December 31, 2006. Lothian was not able to comply with the terms of the Bank’s waiver and forbearance agreement by December 31, 2006. On January 12, 2007 the borrowing parties came to an agreement with the Bank that was memorialized as the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). The Second Amendment amended the Amended and Restated Credit Agreement and, if entered into, was to be effective as of December 31, 2006. We and the other borrowing parties informed the Bank that we would sign the Second Amendment on the condition that it be placed in escrow until the boards of directors of the various borrowing parties approved it. The boards of directors have not approved the Second Amendment, but the Bank has informed us that it believes that the Second Amendment is enforceable. We and the remaining borrowing parties are working to resolve this matter with the Bank.

On February 5, 2007 Lothian, Lothian Oil Texas II, Inc., UHC Petroleum Services Corporation and UHC Petroleum Corporation received a letter from the Bank’s legal representative stating that the borrowing parties failed to make a payment of $1,500,000 due on January 31, 2007 pursuant to the Second Amendment and declaring the payment failure to be an “Event of Default” under the Amended and Restated Credit Agreement. The letter stated that if the borrowing parties failed to make the payment immediately, the Bank reserved the right to exercise its rights and all remedies available to it under the Amended and Restated Credit Agreement, including accelerating all or a portion of the indebtedness due, foreclosing, liquidating or realizing upon all or any portion of the collateral securing the loan and initiating legal proceedings against the borrowing parties. If the indebtedness is accelerated, then we and the remaining borrowing parties would owe a total of approximately $4,600,000, which includes principal and interest, but does not include the amount of $500,000 due under the outstanding letter of credit, late fees, default interest and other fees and costs incurred by the Bank that may be owed as a result of the default and that may be substantial. The letter also gave notice to the guarantors of the loan, which include Lothian Oil Texas II, Inc., UHC Petroleum Services Corporation and UHC Petroleum Corporation, of the Event of Default. We are currently working with the Bank on the terms of a limited waiver and forbearance agreement although no final agreement has yet been reached.

We also have loans of $8,000,000 and $2,500,000 from Lothian. These loans bear interest at the prime rate announced by Citibank plus 1% per annum. These lines of credit will mature no later than October 7, 2015 and March 31, 2016, respectively. All of these loans are secured by substantially all of our assets and those of our subsidiaries. As of December 31, 2006 we had drawn $6,067,000 and $735,000, respectively, under our loan agreements with Lothian, which we used for development and production costs and expenses. We have made no payments toward our lines of credit with Lothian.

Lothian is not currently able to provide funds to us for our operations. We are currently seeking other sources of funds to operate but if we are unsuccessful in obtaining other funds, we may be required to cease our operations.

Our current assets increased by $119,509 or approximately 51%, from $232,791 at March 31, 2006 to $352,300 at December 31, 2006. The increase in our current assets was due primarily to an increase in trade accounts receivable and inventory. Current liabilities also increased, from $1,998,447 at March 31, 2006 to $3,767,216 at December 31, 2006, an increase of $1,768,769 or approximately 89%. The increase in current liabilities was due to an increase in payables related to oil and gas development. Working capital was a deficit of $1,765,656 at March 31, 2006 as compared to a working capital deficit of $3,414,916 at December 31, 2006, an increase of $1,649,260 or approximately 93%. The increased deficit was due primarily to the increase in payables.

Shareholders’ equity was $11,783,643 at March 31, 2006, as compared to $10,114,830 at December 31, 2006, a decrease of $1,668,813.

Total assets were $20,963,465 at December 31, 2006 as compared to $15,461,605 at March 31, 2006, an increase of $5,501,860. The increase in total assets resulted primarily from an increase of $5,732,183 in the carrying amount of our oil and gas properties. This change is due to the additional investments we have made in the properties during the current quarter.

Cash Flow

Our operations provided $578,762 of cash in the nine months ended December 31, 2006 as compared to $700,829 of cash used in the nine months ended December 31, 2005. Cash was provided primarily by an increase in accounts payable and accrued expenses in the amount of $3,728,069.

Total cash of $5,873,242 was used in investing activities during the nine months ended December 31, 2006 to redevelop New Mexico’s fields and purchase production equipment. In comparison, during the nine months ended December 31, 2005 we received $625,000 from Dominion in exchange for executing an assignment to Dominion for the development of wells, offset by $490,620 used to make additions to our oil and gas properties, providing $134,380 in cash from investing activities.

During the nine months ended December 31, 2006, we obtained loan proceeds from Lothian totaling $5,389,502. During the period ended December 31, 2005, cash flow from financing activities included $311,850 of funds raised from the issuance of common stock upon the exercise of warrants and $3,444,000 from the sale of restricted chares to Lothian offset by the payment of $3,203,994 toward a loan provided to us by Almac Financial Corporation.

At December 31, 2006 we had cash in the amount of $171,388 as compared to cash in the amount of $73,458 at December 31, 2005.

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
10.1
Waiver, Consent and Forbearance Agreement dated November 10, 2006 between Sterling Bank on the one hand and Lothian Oil Inc., United Heritage Corporation, UHC New Mexico Corporation, Lothian Oil (USA) Inc. and Lothian Oil Texas I, Inc. (3)

99.1	Compliance Order with the State of New Mexico Oil Conservation Division (4)
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) (4)*
32	Certification Pursuant to Section 1350 of Title 18 of the United States Code*

(1) Incorporated by reference from Form S-18 File No. 2-73370, filed with the Securities and Exchange Commission on July 24, 1981.

(2) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006.

(3) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2006.

(4) Incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2006.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HERITAGE CORPORATION

Date: February 20, 2007	By:	/s/ C. Scott Wilson
C. Scott Wilson, President and Chief Executive Officer

Date: February 20, 2007	By:	/s/ Kenneth Levy
Kenneth Levy, Chief Financial Officer and Secretary