Form 10KSB
period 2007-03-31
UNITED HERITAGE CORP
filed 2007-07-16
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Mark One:
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2007 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ____________to_____________.

Commission File Number 0-9997

UNITED HERITAGE CORPORATION
(Exact name of registrant as specified in its charter)

UTAH	87-0372864
(State of Incorporation)	(IRS Employer Identification No.)

200 N. Loraine, Suite 400, Midland, Texas 79701
(Address of principal executive offices)

(432) 686-2618
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $0.001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State issuer’s revenues for the most recent fiscal year: $1,014,734.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $1,220,288 as of July 11, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of July 11, 2007, 6,446,758 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

 CONTENTS

		Page

	Forward-Looking Statements	i

	Part 1

Item 1	Business	1

Item 2	Properties	8

Item 3	Legal Proceedings	8

Item 4	Submission of Matters to a Vote of Security Holders	9

	Part II

Item 5	Market for Registrant’s Common Equity and Related Shareholder Matters	10

Item 6	Management’s Discussion and Analysis of Financial Condition and Results
	Of Operations	13

Item 7	Financial Statements and Supplementary Data	23

Item 8	Changes In and Disagreements With Accountants on Accounting and
	Financial Disclosure	23

Item 8A	Controls and Procedures	23

Item 8B	Other Information	24

	Part III

Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	25

Item 10	Executive Compensation	28

Item 11	Security Ownership of Certain Beneficial Owners and Management	29

Item 12	Certain Relationships and Related Transactions	30

Item 13	Exhibits	32

Item 14	Principal Accountant Fees and Services	35

	Signatures and Certifications

	Consolidated Financial Statements	F-1

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB filed by United Heritage Corporation (referred to as “United Heritage”, the “Company”, “we”, “us” or “our”) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	the probability that the merger with Lothian Oil Inc. will not be consummated and that we may not find an acceptable alternative that will allow us to develop or dispose of portions of our business;

•	we may be unable to obtain the financing we need to continue our operations;

•	there may be changes in regulatory requirements that adversely affect our business;

•	there may be adverse changes in the prices for oil and gas that adversely affect our business;

•	the recovery methods that we use in our oil and gas operations may not be successful; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

i

PART I

As used herein, reference to “United Heritage”, “the Company,” “management,” “we” and “our” refer to United Heritage Corporation and, where appropriate, its subsidiaries.

ITEM 1.	BUSINESS

United Heritage Corporation is a Utah corporation that was formed in 1981. We are an independent producer of natural gas and crude oil based in Midland, Texas. We operate our business through our wholly owned subsidiaries, UHC Petroleum Corporation (“Petroleum”), UHC Petroleum Services Corporation (“Services”), and UHC New Mexico Corporation (“New Mexico”), which are sometimes collectively referred to in this report as the “subsidiaries”. Our subsidiary, National Heritage Sales Corporation, which formerly sold food products, is not currently operating.

Recent Events

Bankruptcy of Lothian Oil Inc.

On June 13, 2007 our largest shareholder, Lothian Oil Inc. (“Lothian”), filed a petition under Chapter 11 of the U.S. Bankruptcy Code. Lothian has provided funds for our operations since October 2005. We are operating on a day-to-day basis and we will continue operating in this manner for as long as Lothian provides us with the funds to do so. If we do not find another source of funding, we may be required to cease our operations.

Sale of Assets and Repayment of Loan from Lothian

On March 30, 2007 New Mexico entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Cano Petro of New Mexico, Inc. (the “Buyer”) and Cano Petroleum, Inc.

Pursuant to the Agreement, New Mexico sold all of its assets to the Buyer in exchange for $7 million in cash and 404,204 shares of restricted common stock of Cano Petroleum, Inc. (the “Restricted Securities”). The purchase price was adjusted for items such as tax prorations, prepaid costs and expenses, hydrocarbons existing in storage facilities and proceeds received by New Mexico from the sale of hydrocarbons during the period from the Effective Time (defined as February 1, 2007) and the closing date. In accordance with the terms of the Agreement, the Buyer held back the amount of $800,000 from the cash portion of the purchase price to satisfy potential environmental and title claims and payables related to the purchased assets (the “Holdback Amount”). From the Holdback Amount, the Buyer disbursed to us $258,000 which we used to satisfy payables. The Buyer kept the balance of the Holdback Amount to satisfy title deficiencies and environmental remediation costs. The Restricted Securities may not be traded for a period of one year from the date of closing and subsequent to that date, no more than 25% of the Restricted Securities may be sold during any quarter. The sale of New Mexico’s assets is referred to in this Annual Report as the “Asset Sale”.

The assets that were transferred to the Buyer included all interests, including the working interests and net revenue interests, in and to the leases held by New Mexico, all of New Mexico’s interests in the hydrocarbons produced from the leases, all of New Mexico’s interests in the land covered by the leases (such as easements and rights of way), all of the equipment, fixtures and improvements located on the land covered by the leases, any contract rights and any other rights belonging to New Mexico relating to the assets it transferred.

Immediately following the Asset Sale, New Mexico used $4,398,000 from the sale proceeds to repay a portion of the principal of a loan owed to Lothian for the development of the Cato San Andres Unit (the “Cato Unit Loan”). The unpaid balance of the Cato Unit Loan on the date of the Asset Sale was $6,554,000. The Cato Unit Loan was secured by the assets that were transferred in the Asset Sale, therefore, the Restricted Securities were pledged to secure payment of the remaining balance. On June 6, 2007 we and New Mexico entered into an agreement with Lothian whereby we agreed to transfer the Restricted Securities to Lothian as full and final payment for the Cato Unit Loan. On the date of the agreement, the outstanding balance of the loan was $2,009,917 in principal and $434,111 of accrued interest and the closing price of the Restricted Securities was $5.27 per share. We continue to have one loan outstanding from Lothian. The loan was used for the development of the Wardlaw Field. The current outstanding balance of the loan is $785,159 in principal and approximately $66,725 in interest.

The remaining proceeds from the Asset Sale were applied to payables.

Repayment of Loan from Sterling Bank

On June 16, 2006, we and New Mexico, along with Lothian and its subsidiaries, Lothian Oil (USA) Inc. and Lothian Oil Texas I Inc., entered into a series of agreements, including a promissory note and an Amended and Restated Credit Agreement, with Sterling Bank (the “Bank”) relating to an amendment to a credit facility (the “Credit Facility”) advanced by the Bank to Lothian effective March 31, 2006. The Credit Facility was in default as of January 31, 2007.

As noted above, on March 30, 2007 New Mexico used the proceeds from the Asset Sale to pay $4,398,000 toward the Cato Unit Loan. Lothian applied these funds toward the Credit Facility, thereby curing the default. Following the payment, the Bank released New Mexico and United Heritage as borrowers under the Credit Facility and Petroleum and Services as guarantors of the Credit Facility.

Management Changes

On January 16, 2007, Mr. Michael Raleigh resigned as a member of our Board of Directors. Mr. Raleigh was not a member of any committee of the Board of Directors. Mr. Raleigh’s resignation was not as a result of a disagreement with us on any matter relating to our operations, policies or practices.

On January 18, 2007, Mr. Larry W. Wilton resigned as a member of our Board of Directors. Mr. Wilton was a member of the Audit Committee of the Board of Directors. Mr. Wilton’s resignation was not as a result of a disagreement with us on any matter relating to our operations, policies or practices.

On March 29, 2007, Mr. Bruce Ransom resigned as a member of our Board of Directors. Mr. Ransom was not a member of any committee of the Board of Directors. Mr. Ransom’s resignation was not as a result of a disagreement with us on any matter relating to our operations, policies or practices.

On May 16, 2007, Mr. Franz A. Skryanz was appointed to serve as a member of our board of directors. Mr. Skryanz was also appointed to serve as Chairman of our Audit Committee.

Temporary Restraining Order

On May 11, 2007 we were served with a temporary restraining order issued by the 413th District Court, Johnson County, Texas. The restraining order was obtained by Mr. Walter G. Mize, our former Chief Executive Officer, President and a director. The temporary restraining order was issued in an action brought by Mr. Mize against Lothian and Messrs, Kenneth Levy, Andrew Taylor-Kimmins and Bruce Ransom.

Until July 20, 2007, the date on which Mr. Mize's request for an injunction will be heard by the court, we and our subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, are enjoined, with certain exceptions, from wasting, destroying, selling, pledging, encumbering, transferring, assigning, or disposing of any of our assets, other than oil and gas production in the normal and ordinary course of our business. We are also prevented from declaring dividends or making distributions of any kind to our shareholders.

We intend to vigorously oppose the injunction on the basis that we are not a party to this dispute, which involves Mr. Mize, Lothian and the three individuals.

The 2007 Fiscal Year

On-Going Operations

Through our subsidiary, Petroleum, we have two leaseholds in the Wardlaw Field, located approximately 28 miles west of Rocksprings in Edwards County, Texas. The Wardlaw Field lies in the southeast portion of the Val Verde Basin with oil production from the field coming from the Glen Rose formation at a depth of less than 600 feet. The leaseholds consist of approximately 10,360 gross acres of which approximately 10,218 gross acres are undeveloped. The leaseholds include 130 wellbores. Of these wells, approximately 44 are currently capable of producing. We are in the process of evaluating the remaining wells. Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled, therefore, based on drilling done in the past, the primary lease term is currently extended to 2013.

Production in the Wardlaw Field is done via the casing swab method and progressive cavity pumps. In 2006 we commissioned an independent engineering study of our Texas and New Mexico oil and gas fields. This study was based on the limited methods of recovery that were being utilized. The report estimated that there was no present recovery value of the oil and gas in the Wardlaw Field.

On March 31, 2006, Lothian loaned United Heritage $2,500,000 (the “Wardlaw Loan”) pursuant to the terms of a promissory note and Secured Credit Agreement that were signed in conjunction with a Development and Exploration Agreement that was effective on March 31, 2006. We drew down the Wardlaw Loan as needed for development of the Wardlaw Field. As of March 31, 2007, we had drawn a total of $759,140.

The Development and Exploration Agreement requires us to use all of the proceeds from the Wardlaw Loan to pay for the capital cost of drilling and equipping new wells and establishing and improving production from existing wells. The Development and Exploration Agreement also requires us to repay the Wardlaw Loan on a monthly basis from 70% of our share of the oil and gas proceeds from the Wardlaw property.

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

On April 20, 2005, Petroleum assigned 7,840 specific net acres of the Val Verde Basin leasehold to Dominion Oklahoma Texas Exploration & Production, Inc., which is a petroleum exploration and production company owned by Dominion Resources, Inc. (referred to in this discussion as “Dominion”). Petroleum and Dominion also agreed to an area of mutual interest which surrounds the 7,840 specific net acres and encompasses approximately 12,800 acres. The assignment to Dominion is for development of wells in depths below 2000 feet. Petroleum reserved the right to develop wells above 2000 feet. The term of the assignment is two years, but will continue so long as oil, gas or associated hydrocarbons are produced in paying quantities. The assignment provides that the first well is to be commenced within two years from the date of the assignment, and that subsequent wells must be drilled every 180 days. In 2006, Dominion drilled a well on the acreage covered by the area of mutual interest. Dominion has not notified us as to the success or failure of the drilled well. In June 2007 we notified Dominion that it had not performed in accordance with the terms of the assignment because it had not drilled a second well within 180 days from the completion of the first well. We have requested that Dominion reassign to us the land subject to the assignment, due to lack of production in paying quantities or Continuous Drilling Operations, as defined by the assignment. Dominion has not yet responded to our request.

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

Our goal has been to develop our properties to fully exploit all of their resources, but we have not been able to do this to date because of a lack of working capital. On February 9, 2007, we disclosed that Lothian, which had provided us with funds to operate since November 2005, might no longer have the ability to fund our operations and we began looking for other financing. We have not found financing to date. Lothian declared bankruptcy on June 13, 2007.

The following table shows the total net oil and gas production from Texas and New Mexico for each of the three most recent fiscal years. Oil production is shown in barrels (Bbl), and natural gas production is shown in thousand cubic feet (Mcf). As of March 30, 2007 we no longer owned the New Mexico properties.

March 31,
Area	2007	2006	2005

Texas

Oil	1,402 Bbl	1,486 Bbl	1,450 Bbl
Gas	—	—	—

New Mexico(1)

Oil	14,679 Bbl	5,894 Bbl	6,000 Bbl
Gas	67,986 Mcf	110,336 Mcf	118,751 Mcf

(1) New Mexico’s assets were sold on March 30, 2007.

The following table illustrates the average sales price and the average production (lifting) costs per barrel and per thousand cubic feet for each of the three most recent fiscal years. As of March 30, 2007 we no longer owned the New Mexico properties.

	March 31,
	2007		2006		2005
Items	Oil	Gas	Oil	Gas	Oil	Gas
Texas
Avg. Sales Price/Unit	$38.33	—	$36.80	—	$35.14	—
Avg. Prod. Cost/Unit	$144.79	—	$30.11	—	$21.46	—
New Mexico(1)(2)
Avg. Sales Price/Unit	$44.73	$3.01	$44.72	$3.34	$37.69	$3.82
Avg. Prod. Cost/Unit	$42.96	—	$8.53	—	$7.89	—

(1) Average production (lifting) costs are represented in barrels of oil equivalent (Boe) for New Mexico production.
(2) New Mexico’s assets were sold on March 30, 2007.

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years. As of March 30, 2007 we no longer owned the New Mexico properties.

March 31,
	2006		2005		2004
	Net	Dry	Net	Dry	Net	Dry
Wells Drilled	Productive Holes		Productive Holes		Productive Holes
New Mexico(1)
Exploratory	—	—	—	—	—	—
Development	—	—	—	—	—	—
Texas
Exploratory	—	—	—	—	—	—
Development	—	—	—	—	—	—
TOTAL
Exploratory	—	—	—	—	—	—
Development	—	—	—	—	—	—

(1) New Mexico’s assets were sold on March 30, 2007.

The following table illustrates estimates of the proved oil and gas reserves, both as reported and as restated, for the periods ended March 31, 2005 and March 31, 2006 for our New Mexico and Texas properties and March 31, 2007 for the Wardlaw Field, our Texas property, which was the only property we owned on March 31, 2007.

	Oil Reserves (Bbls)		Gas Reserves (Mcf)
	As Reported	As Restated	As Reported	As Restated

March 31, 2005
Estimated Proved Reserves	35,225,600	567,189	7,602,559	2,934,765
Extensions, additions and discoveries	—	—	—	—
Revisions to previous estimates	(34,658,478)	(67)	(4,890,152)	(222,358)
Production	(7,380)	(7,380)	(110,336)	(110,336)

March 31, 2006
Estimated Proved Reserves(1)	559,742	559,742	2,602,071	2,602,071

March 31, 2007	0	0	0	0

(1) New Mexico’s assets were sold on March 30, 2007.

Because we had nominal proved reserves on March 31, 2007, we did not commission a reserve report.

We have no oil and gas reserves or production subject to long-term supply, delivery or similar agreements. Estimates of our total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

The following table illustrates the total gross and net oil and gas wells in which Petroleum had an interest at March 31, 2007. The existence of a productive well does not mean that the well is currently producing or will continue to be productive. At this time we do not have the funds to continue the evaluation and redevelopment of this property and we are unsure if any funds for this purpose will be available in the near future or at all.

	Productive Wells
	Gross		Net
Area	Oil	Gas	Oil	Gas

Texas	44	0	33	0
TOTAL	44	0	33	0

The following table illustrates the gross and net acres of developed and undeveloped gas and oil leases held by Petroleum at March 31, 2007.

	Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net

Texas	142	107	10,218	7,664
TOTAL	142	107	10,218	7,664

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

State Regulation of Oil and Gas Production. The state of Texas regulates the production and sale of natural gas and crude oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, most states regulate the rate of production and may establish maximum daily production allowables for wells on a market demand or conservation basis. To date, we have not found these regulations burdensome to comply with.

Environmental Regulations. Our activities are subject to federal and state laws and regulations governing environmental quality and pollution control. These regulations have a material effect on our operations, but the cost of such compliance has not been material to date. However, we believe that the oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an “owner” or “operator” of property where hazardous materials may exist or be present, we, like all others in the petroleum industry, could be liable for fines and/or “clean-up” costs, regardless of whether the release of a hazardous substance was due to our conduct.

Employees

We share the use of five full time employees with our subsidiaries. These employees were formerly and continue to be provided to us by Lothian, but there is no guarantee that Lothian will continue to provide these employees to us in the future.

ITEM 2.	PROPERTIES

On October 30, 2006 we moved our corporate headquarters to 200 North Loraine, Suite 400, Midland, Texas 79701. The office space is being provided to us without charge by Lothian. Lothian is under no obligation to provide the office space, and there is no assurance that we will be able to continue this arrangement.

Petroleum leases an oil field in Edwards County, Texas consisting of approximately 10,360 gross acres of which 10,218 gross acres and 7,664 net acres are undeveloped. Pursuant to the leases, Petroleum receives a 100% gross working interest from production. The field is located in the southeast portion of the Val Verde Basin.

ITEM 3.	LEGAL PROCEEDINGS

While we may, from time-to-time, be involved in legal proceedings relating to our business, we are not currently involved in any such proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on March 29, 2007. The matters voted upon at the meeting included the election of directors, ratification of the appointment of Weaver and Tidwell, L.L.P. as our independent auditors for the fiscal year ended March 31, 2007 and approval of the issuance of 33,333 shares of our common stock to Erick Richardson, a principal in the law firm of Richardson & Patel LLP, our legal counsel, as required by Section 4350(i)(1)(A) of the Nasdaq Marketplace Rules. The results of the voting were as follows:

Election of Directors

Name of Nominee	Votes For	Votes Withheld

C. Scott Wilson	4,666,152	325,325
Kenneth Levy	4,665,383	326,094
Thomas Kelly	4,686,162	305,315
Raoul J. Baxter	4,686,158	305,319
Bruce Ransom(1)	2,953,443	2,038,034
Larry W. Wilton(2)	1,742,983	3,248,494
Michael Raleigh(2)	1,742,983	3,248,516

(1) Mr. Bruce Ransom resigned from the Board of Directors on March 29, 2007, immediately following the annual meeting.

(2) Messrs. Wilton and Raleigh had resigned from the Board of Directors in January 2007, after our definitive proxy statement was filed.

Ratification of Weaver and Tidwell, L.L.P. as our independent auditors for the fiscal year ended March 31, 2007.

For	Against	Abstain
4,691,342	292,102	8,033

Ratification of shares of common stock to Erick Richardson

For	Against	Abstain	Broker Non-Votes
3,427,901	304,264	2,939	1,256,373

Shares which abstained from voting as to the proposals, and shares held in “street name” by brokers or nominees who indicated on their proxies that they did not have discretionary authority to vote such shares as to the proposals (“broker non-votes”) were counted for purposes of determining whether the affirmative vote of a majority of the shares was obtained.

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

	High	Low
Fiscal Year Ended March 31, 2007
First Quarter	$3.70	$2.52
Second Quarter	$4.09	$2.48
Third Quarter	$3.18	$2.70
Fourth Quarter	$3.15	$0.65

Fiscal Year Ended March 31, 2006
First Quarter	$5.10	$1.20
Second Quarter	$3.90	$2.07
Third Quarter	$2.90	$1.86
Fourth Quarter	$3.14	$2.33

Shareholders

As of July 11, 2007, there were approximately 1,495 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

On May 17, 2006 we filed a Certificate of Designation, Preferences and Rights of Series A Preferred Stock of United Heritage Corporation and a Certificate of Designation, Preferences and Rights of Series B Preferred Stock of United Heritage Corporation, thereby creating three series of preferred stock. We created the preferred stock in anticipation of the consummation of the merger with Lothian. We authorized 133,334 shares of Series A Preferred Stock, 30,303 shares of Series B-1 Preferred Stock and 45,455 shares of Series B-2 Preferred Stock. The holders of our Series A Preferred Stock are entitled to receive dividends at the rate of eight percent of the liquidation preference of $165.000165 per share per annum. The dividends are cumulative and prior and in preference to any declaration of payment of any dividend or other distribution (other than dividends payable in common stock) on the common stock. The dividends accrue from the date of issuance of each share and are payable quarterly. Holders of our Series A Preferred Stock do not have preference over subsequent series of preferred stock but will be entitled to equal dividends or distributions made to holders of subsequent series of preferred stock. Holders of our Series B-1 Preferred Stock and Series B-2 Preferred Stock are entitled to receive dividends at the rate of eight percent of the liquidation preference of $165.000165 and $206.2502062, respectively, per annum. The dividends are cumulative and prior and in preference to any declaration of payment of any dividend or other distribution (other than dividends payable in common stock) on the common stock. The dividends accrue from the date of issuance of each share and will be payable quarterly. Holders of Series B Preferred Stock will not have preference over holders of Series A Preferred Stock or subsequent series of preferred stock but will be entitled to equal dividends or distributions made to holders of Series A Preferred Stock or subsequent series of preferred stock. We do not presently have any plans to issue shares of our Series A or Series B Preferred Stock

Sales of Unregistered Securities

Not applicable.

Equity Compensation Plan Information

Our Board of Directors has adopted, and our shareholders have approved, three equity incentive plans for directors, officers, consultants and employees. The 1995 Stock Option Plan was effective September 11, 1995 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2006 no awards were outstanding under this plan. The 1998 Stock Option Plan was effective July 1, 1998 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2006, there was one award outstanding under the plan for the right to purchase a total of 66,667 shares. The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 1,666,667 shares of our authorized but unissued common stock. On March 31, 2007, there were 19 awards outstanding under the plan for the right to purchase a total of 1,658,333 shares.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column (a)
	(a)		(b)	(c)

Shareholder Approved(1)	1,725,000		$1.40	74,995

Non-Shareholder
Approved	0	(2)	N/A	0

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

OVERVIEW

We are an independent producer of natural gas and crude oil based in Midland, Texas. We produce from properties we lease in Texas. We acquired our Texas property, which includes 130 wellbores (of which approximately 44 wells are capable of producing), in February 1997. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells. However, the revenues we earned did not provide us with enough money to implement our development plans.

On March 31, 2006, Lothian loaned United Heritage $2,500,000 (the “Wardlaw Loan”) pursuant to the terms of a promissory note and Secured Credit Agreement. We drew down the Wardlaw Loan as needed for development of the Wardlaw Field. As of March 31, 2007, we had drawn a total of $759,140. Due to Lothian’s bankruptcy, limited funds are available to us.

On April 20, 2005, our wholly-owned subsidiary, Petroleum, assigned 7,840 specific net acres of its 10,360 acre oil and gas leasehold situated in the Val Verde Basin to Dominion Oklahoma Texas Exploration & Production, Inc., which is a petroleum exploration and production company owned by Dominion Resources, Inc. (“Dominion”). Petroleum and Dominion also agreed to an area of mutual interest (“AMI”) that surrounds the 7,840 specific net acres. This AMI encompasses approximately 12,800 acres. The assignment to Dominion is for development of wells in depths below 2000 feet. Petroleum reserved all right to develop wells above 2000 feet. The term of the assignment is two years, but will continue so long as oil, gas or associated hydrocarbons are produced in paying quantities. The assignment provides that the first well is to be commenced within two years from the date of the assignment, and that subsequent wells must be drilled every 180 days. Petroleum received as consideration for the assignment cash, an overriding royalty interest, a carried working interest in the first, second or third wells, and the right to participate as a working interest partner, on a “well by well” basis, in the development of the entire acreage. In 2006, Dominion drilled a well on the AMI, but has not notified us whether the well was successful. In June 2007 we notified Dominion that it had not performed in accordance with the terms of the assignment because it had not drilled a second well within 180 days from the completion of the first well. We have requested that Dominion reassign to us the land subject to the assignment, due to lack of production in paying quantities or Continuous Drilling Operations, as defined by the assignment. Dominion has not yet responded to our request.

On August 2, 2005 we elected to participate with Dominion in an additional 1,555 acre oil and gas lease acquisition. We paid $14,556 for our proportionate share of the cost of the lease.

In December 2005 we again elected to participate with Dominion in an additional 640 acre oil and gas lease acquisition in Edwards County, Texas. We paid $12,000 for our proportionate share of the cost.

To date, other than the cash payment we received for the assignment, we have earned no revenues from it.

During the 2007 fiscal year, the sale price of oil produced by our properties in Texas increased by $1.53 a barrel, to $38.33 a barrel, from $36.80 a barrel during the 2006 fiscal year. Production costs during the 2007 fiscal year increased from $30.11 a barrel during the 2006 fiscal year to $144.79 a barrel for our Texas properties.

Prior to the Asset Sale, we realized proceeds from the sale of oil and gas derived from our properties in New Mexico. During the 2007 fiscal year, the sale price of oil produced by our properties in New Mexico increased by $0.01 a barrel, to $44.73 a barrel, from $44.72 a barrel during the 2006 fiscal year. Production costs during the 2007 fiscal year increased from $8.53 a barrel during the 2006 fiscal year to $42.96 a barrel for our New Mexico properties. During the 2007 fiscal year, the sales price of gas produced by our properties in New Mexico decreased by $0.33 per Mcf, from $3.34 per Mcf during the 2006 fiscal year to $3.01 per Mcf during the 2007 fiscal year. Due to the Asset Sale, we will not earn these revenues or accrue these expenses in the future.

While the Asset Sale will result in a significant decrease to our expenses, it will also result in a significant decrease to our revenues. Our Texas property does not produce significant quantities of oil therefore, if we do not receive operating capital from other sources, such as loans or proceeds from an offering of our securities, we may not be able to continue our operations. We do not have any commitments for financing. Due to the bankruptcy of Lothian, we do not know how much longer we can continue operating.

Except as otherwise discussed in this Annual Report, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations. We do not currently have any commitments for capital expenditures for the 2008 fiscal year.

During the 2008 fiscal year, our plan is to continue redevelopment of our properties if we are successful in finding other funding sources or, alternatively, we will seek investors or buyers.

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises doubt about our ability to continue as a going concern. We sustained a net loss of $11,435,134 for the fiscal year ended March 31, 2007 and, as of the same period, we had a working capital deficit of $1,218,803. We must obtain financing in order to develop our properties and alleviate the doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.

Oil and Gas Properties

Proved Reserves - Proved reserves are defined by the Securities and Exchange Commission as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the Securities and Exchange Commission, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates have been updated at least annually and consider recent production levels and other technical information about each well. Because we had no proved reserves on March 31, 2007, we did not commission a reserve report. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by the Company. The Company cannot predict what reserve revisions may be required in future periods.

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

Income Taxes - Included in our net deferred tax assets are approximately $15.3 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset.

Accounting Estimates - Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. In particular, there is significant judgment required to estimate oil and gas reserves, impairment of unproved properties and asset retirement obligations. Actual results could vary significantly from the results that are obtained by using management’s estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, special purpose entities or financing partnerships.

RESULTS OF OPERATIONS

The following selected financial data for the two years ended March 31, 2007 and March 31, 2006 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

	Year Ended	Year Ended
	March 31, 2007	March 31, 2006

Income Data:
Revenues	$1,014,734	$601,685
Income Profit (Loss)	$(11,435,134)	(17,371,395)
Income Profit (Loss)
Per Share	$(1.77)	$(2.98)
Weighted Average
Number of Shares	6,446,758	5,830,188

Balance Sheet Data:
Working Capital (deficit)	$(1,218,803)	$(1,765,656)
Total Assets	$9,983,559	$15,461,605
Current Liabilities	$3,427,471	$1,998,447
Long-Term Debt	$2,941,983	$1,413,003
Shareholders’ Equity	$803,977	$11,783,643

Combined Results

Our revenues for the 2007 fiscal year were $1,014,734, an increase of $413,049 or approximately 69%, as compared to revenues of $601,685 for the 2006 fiscal year. The increase in sales revenue for the 2007 fiscal year was due primarily to increased volume of oil sold.

Total operating expenses of $5,867,952 reflects a decrease of $19,990,051, or approximately 77%, for the 2007 fiscal year as compared to operating expenses of $25,858,003 for the 2006 fiscal year. The significant operating expenses reported for the 2006 fiscal year resulted from the inclusion of $23,199,110 in impairment of our oil and gas properties, which was not taken in 2007. The impairment was taken in conjunction with the re-evaluation of our reserves. General and administrative expenses decreased slightly by $22,464, or approximately 2%, from $1,339,920 in the 2006 fiscal year to $1,317,456 in the 2007 fiscal year. We also incurred a put option expense of $2,727,186 during the fiscal year ended March 31, 2007. We had no similar expense during the fiscal year ended March 31, 2006. Interest expense was $456,683 in the 2007 fiscal year, as compared to $221,445 in the 2006 fiscal year. The increase during the 2007 fiscal year was due primarily to the increase in the amount of money loaned to us by Lothian for development of our properties.

Our net loss for the 2007 fiscal year was $11,435,134, a decrease of $5,936,261 or approximately 34%, as compared to a net loss of $17,371,395 for the 2006 fiscal year. We reported a significant decrease in net loss because we had no impairment charge in the 2007 fiscal year, as compared to the impairment charge of $23,199,110 we included in the 2006 fiscal year.

Food Products Activity

Our subsidiary, National Heritage Sales Corporation, had $0 product sales during the 2007 fiscal year, as compared to sales for the 2006 fiscal year of $8,694. National is no longer selling meat and poultry products and has sold its assets. We do not intend to re-enter this market and we will no longer have results related to this activity to report.

Oil and Gas Activity

Oil and gas sales during the 2007 fiscal year were $1,014,734, an increase of $421,743 or approximately 71%, as compared to sales of $592,991 during the 2006 fiscal year. The volume of production sold during the 2007 fiscal year was greater than the volume of production sold during the 2006 fiscal year, however, significantly higher production costs offset the increased volumes and slightly higher product prices. The increased costs from the 2006 fiscal year were primarily the result of higher field labor, salt water disposal and high service company costs related to increased activity on the Texas and New Mexico properties. Production is expected to remain limited on our Texas property, the only property we currently own, due to a lack of operating and investment capital that, prior to its bankruptcy, had been provided to us by Lothian. . Receivables due to the Asset Sale comprised 99% of our total receivable balance at March 31, 2007. Receivables from a single oil and gas customer comprised 55% of our trade receivable balance at March 31, 2006. No allowance for doubtful accounts has been included in our financial statements since recorded amounts are determined to be fully collectible, based on management’s review of customer accounts, historical experience and other pertinent factors. During the fiscal year ended March 31, 2007, we recorded oil and gas sales to only two customers. Buyers of crude oil are plentiful and can be easily replaced.

Production and operating expenses were $1,320,401 during the 2007 fiscal year as compared to $259,290 in production and operating expenses during the 2006 fiscal year, an increase of $1,061,111 or approximately 401%. This significant increase in production and operating expenses was the result of higher salt water disposal charges and charges for field labor. Depreciation and depletion expense for the 2007 fiscal year was $490,507 as compared to depreciation and depletion expense of $1,027,155 for the 2006 fiscal year, a decrease of $536,648 or approximately 52%. The decreased depreciation and depletion expense resulted primarily from the reduction of proved properties due to the impairment of assets in the 2006 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sales revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we relied primarily on loans from Lothian to finance our operations. Lothian declared bankruptcy on June 13, 2007 and we do not believe that it is capable of providing additional funding to us. We currently have no other sources of capital. We are operating on a day-to-day basis and we will continue operating in this manner for as long as Lothian provides us with the funds to do so.

Our current assets increased by $1,975,877 or approximately 849%, from $232,791 at March 31, 2006 to $2,208,668 at March 31, 2007. The increase in our current assets was due primarily to cash and receivables related to the Asset Sale. Current liabilities increased from $1,998,447 at March 31, 2006, to $3,427,471 at March 31, 2007, an increase of $1,429,024 or approximately 72%. The increase in current liabilities was due to increased accounts payable and accrued interest on the related party notes payable. Working capital was a deficit of $1,218,803 at March 31, 2007 as compared to the March 31, 2006 deficit of $1,765,656, a decrease of $546,853 or approximately 31%. The decreased deficit was due primarily to the Asset Sale.

Due to the loss incurred on the sale of our New Mexico properties and the expense related to the put provision included in certain stock option agreements, equity capital decreased by $10,979,666, or approximately 93%, during the 2007 fiscal year. Shareholders’ equity was $11,783,643 at March 31, 2006, as compared to $803,977 at March 31, 2007.

Total assets were $9,983,559 at March 31, 2007, a decrease of $5,478,046 as compared to $15,461,605 for the 2006 fiscal year. The decrease in total assets resulted primarily from the sale of our New Mexico property.

Cash Flow

Our operations used $575,885 of cash in the 2007 fiscal year as compared to $67,729 used in the 2006 fiscal year. The cash flow deficits are due to the operating losses incurred.

Cash of $642,211 was provided by investing activities during the 2007 fiscal year and cash of $1,908,815 was used in investing activities for the 2006 fiscal year. Net cash provided from investing activities for the 2007 fiscal year consisted of the proceeds from the sale of our New Mexico properties, which totaled $6,613,947. Cash of $5,971,736 was used for capital expenditures for our oil and gas properties and for the purchase of equipment. During the 2006 fiscal year, cash flows used in investing activities related primarily to capital expenditures for our oil and gas properties.

In the 2007 fiscal year, cash of $6,338,904 was provided by borrowings from Lothian. Payments totaling $4,809,924 were made to Lothian from the proceeds we received when we sold New Mexico’s assets. During the 2006 fiscal year, cash in the amount of $5,249,753 from financing activities came from the exercise of warrants, the sale of our common stock to Lothian and loans from Lothian. Of this amount, $3,203,994 was used for the repayment of a loan from Almac Financial Corporation.

At March 31, 2007 we had cash of $1,671,672.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

Risks Related to Our Business

Lothian filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. It is not likely that Lothian will have the resources to continue funding our operations. We may be forced to discontinue our operations.

In October 2005 Lothian began to provide funding to us for our operations. On June 13, 2007 Lothian filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. It is not likely that Lothian will be able to continue loaning money to us for our operations and we have no other sources of capital. If we cannot find other financing for our operations, we may be required to severely curtail or discontinue them.

Currently, Lothian does not have the financial capacity to develop our properties.

Lothian planned to develop our oil and gas properties, however, it does not currently have the funds to pay the costs associated with such development, including engineering studies, equipment purchases or leasing and personnel costs, all of which are significant. In order to undertake this development, it is likely that Lothian will need additional sources of capital. Lothian has recently filed for protection under Chapter 11 of the U.S. Bankruptcy Code. There is no guarantee that sources of capital will be available to Lothian on acceptable terms, or at all. If Lothian cannot develop our oil properties as it planned and we cannot find other sources of financing for our operations, we may be required to severely curtail or discontinue our operations.

We do not earn enough money to support our operations. We may be unable to continue our business.

We do not earn enough money from our oil and gas sales to pay for our operating expenses. Due to our substantial losses and our working capital deficit, we may be unable to continue as a going concern. We currently do not know how long we can continue our operations. If we do not obtain financing, we will be required to severely curtail, or to completely cease, our operations. We do not currently have any commitments for financing. We are operating on a day-to-day basis and we will continue operating in this manner for as long as Lothian provides us with the funds to do so.

Weaver and Tidwell, L.L.P., our independent auditor, has included in its report on our financial statements a paragraph stating that that we may be unable to continue as a going concern.

We have experienced net losses and negative cash flows from operations. We sustained a net loss of $11,435,134 and a working capital deficit of $1,218,803 for the fiscal year ended March 31, 2007. We have an accumulated deficit of $42,999,146. As discussed in Note 3 to the financial statements, we sold all of our proved reserves in 2007 and we currently do not have significant revenue producing assets. In addition, we have limited capital resources and Lothian, our majority shareholder who was financing our development, filed for bankruptcy subsequent to March 31, 2007. All of these factors raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the report of Weaver and Tidwell, L.L.P., our independent certified public accountants, on our consolidated financial statements for the year ended March 31, 2007, these conditions have raised substantial doubt about our ability to continue as a going concern.

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

Our business plan anticipates that we will be able to develop our oil and gas properties. The cost to develop our oil properties is significant, and, to date, we have been unable to do so due to our lack of funds. Unless we can develop our oil properties, our revenues and results of operations will be adversely affected.

We believe that the properties of our subsidiary, Petroleum, have significant reserves of oil, however, we have not had the funds to fully exploit these resources. The costs associated with the development of oil and gas properties, including engineering studies, equipment purchase or leasing and personnel costs, are significant. In order to become profitable we must enhance our oil production, which means that we must drill and/or recomplete more wells. In order to accomplish this, we must find additional sources of capital.

In the past, we and our subsidiaries received financing from Lothian. However, it is unlikely that Lothian will be able to continue funding our operations. We cannot guarantee that future financing will be available to us from any other source on acceptable terms or at all. If we do not earn revenues sufficient to operate our business and we fail to obtain other financing, either through an offering of our securities or by obtaining additional loans, we may be unable to continue our operations.

Even if we fully develop our oil properties, we may not be profitable. Our inability to operate profitably will adversely affect our business.

We have assumed that once we fully develop our oil properties we will be profitable. However, even if we were able to fully develop our properties, there is no guarantee that we would achieve profitability. Our reserves may prove to be lower than expected, production levels may be lower than expected, the costs to exploit the oil may be higher than expected, new regulations may adversely impact our ability to exploit these resources and the market price for crude oil may be lower than current prices.

We also face competition from other oil companies in all aspects of our business, including obtaining oil leases, marketing oil, and obtaining goods, services and labor to exploit our resources. Many of our competitors have substantially larger financial and other resources than we have, and we may not be able to successfully compete against them. Competition is also presented by alternative fuel sources, which may be more efficient and less costly and may result in our products becoming less desirable.

Any of these factors could prevent us from attaining profitability.

The development and exploitation of oil properties is subject to many risks that are beyond our control. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

Our crude oil drilling and production activities are subject to numerous risks, many of which are beyond our control. These risks include the following:

•	that no commercially productive crude oil reservoirs will be found;

•	that crude oil drilling and production activities may be shortened, delayed or canceled; and

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

We may not have enough insurance to cover all of the risks we face. If our insurance coverage is inadequate to pay a claim, we would be responsible for payment. The requirement that we pay a significant claim would materially, adversely impact our financial condition and results of operations.

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance which we may be required to pay could have a material adverse effect on our financial condition and results of operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the loss of a number of employees, we no longer have the capacity to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Furthermore, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly and annual financial statements. In connection with the preparation of this report, we discovered that, due to certain actions that were taken at the beginning of the year, the complexity of some of the new accounting standards and the difficulty experienced by management in applying the new accounting standards, our control environment is dependent upon the review function and the ability to recognize and obtain assistance for complex transactions. The ineffectiveness of these controls resulted in adjustments related to the recording of stock options. This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

Other than as described above, there were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Below is information about our directors, executive officers and significant employees. There are no family relationships among our executive officers and directors.

Except as otherwise described below, none of our directors or executive officers has, during the past five years,

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

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

Messrs Kenneth Levy, Thomas Kelly and Raoul J Baxter were all directors of Lothian and Mr. Levy was Lothian’s Chief Executive Officer and President. Mr. Wilson is Lothian’s Chief Financial Officer and Secretary. Lothian filed for protection under Chapter 11 of the U.S. Bankruptcy Code on June 13, 2007.

C. Scott Wilson
President and Chief Executive Officer
Director since December 2005
Age 55

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

Kenneth Levy
Chief Financial Officer and Secretary
Director since December 2005
Age 60

Kenneth Levy graduated in 1968 from Hofstra University with a Bachelor of Arts degree in chemistry. After graduation he became a registered representative with Stein Decker-Friedman, a NYSE broker-dealer. From 1972 until 1975, he was employed by Scientific Products, a division of American Hospital Supply, eventually becoming national accounts manager. In 1976, Mr. Levy founded and operated Aragorn Specialties Inc., a chain of 21 retail stores. In 1987 he founded, and was an officer and director of, Global Capital Group., an investment banking and brokerage firm. Mr. Levy organized funding in 1990 to buy MR International Enterprises, which operated various businesses in the former Soviet Union. During the 1990s, Mr. Levy served as a director of Norton Drilling, and as a director and officer of DSI Industries Inc. and American Electromedics Corp., firms engaged in the development of medical devices. He was formerly on the board of Football Equities, Inc., a publicly traded company, that is a part owner of the Arena Football League and he currently serves on the board of MVP Group International Inc., a privately held manufacturer of candles. Mr. Levy is a significant stockholder in Lothian Bancorp and Lothian Energy, Inc.

Thomas Kelly
Director since February 2006
Age 52

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
Age 58

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

Franz A. Skryanz
Director since May 2007
Age 69

Mr. Skryanz joined us as a director on May 16, 2007. Mr. Skryanz was a director of Xethanol Corporation, a publicly traded company, from August 2000 until his resignation in October 2006. He was appointed as Xethanol Corporation’s Secretary and Treasurer in February 2005 and currently serves as Treasurer and Assistant Secretary. Mr. Skryanz worked for more than five years with London Manhattan Securities, Inc. assisting in the development of international projects and managing accounting and administration of that company. Mr. Skryanz has also provided financial management, corporate secretary and treasury services to early-stage entrepreneurial companies. Prior to joining Xethanol, he served as Treasurer and Secretary of NETdigest.com, Inc., Chief Financial Officer of Cam Designs, Inc. and Chief Financial Officer and Treasurer of Nyros Telecom Services, Inc., a privately-held company with telecom ventures in Russia. Mr. Skryanz holds an M.B.A. from the University of Vienna, Austria and was an exchange student at Cambridge University, England and the University of Valencia, Spain.

We have an audit committee composed of Messrs. Franz A. Skryanz (Chairman), Thomas Kelly and Raoul J. Baxter. The members of the Audit Committee are independent as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules. We consider Mr. Skryanz to be an audit committee financial expert. An audit committee financial expert is defined as a person who has the following attributes:

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

Recommendations by Security Holders of Nominees to the Board of Directors

There has been no material change in the procedures by which security holders may recommend nominees to our Board of Directors, as described in the Proxy Statement we filed with the Securities and Exchange Commission on January 12, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.

Based upon a review of Forms 3 and 4 and any amendments thereto furnished to us during the fiscal year ended March 31, 2007, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended March 31, 2007, management has determined that, during such fiscal year, no directors, officers or ten percent beneficial owners of our common stock failed to file on a timely basis with the Securities and Exchange Commission a required report on Form 3, 4 or 5.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. C. Scott Wilson, Chief Executive Officer, United Heritage Corporation, 200 N. Loraine, Suite 400, Midland, Texas 79701.

ITEM 10.	EXECUTIVE COMPENSATION

Officer and Director Compensation

All of our employees have been provided to us by Lothian. Because of this, there was no compensation paid or accrued during the fiscal year ended March 31, 2007 to Mr. C. Scott Wilson, our Chief Executive Officer and President or to Mr. Kenneth Levy, our Chief Financial Officer or to any of our directors.

We have no employment agreements with any of our executive officers. During the fiscal year ended March 31, 2007, we did not reprice or otherwise materially modify any outstanding option or other equity-based award made to our executive officers. We did not waive or modify any specified performance target, goal or condition to payment with respect to any non-stock incentive plan compensation or payouts.

The following table describes equity awards held by our executive officers as of the end of our last completed fiscal year, March 31, 2007.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis-able		Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (#)

C. Scott Wilson	333,333	166,667	(1)	0	$1.05	1/3/2016	0	0	0	0

(1) The right to purchase these shares will vest on January 3, 2008. The right to purchase these shares may vest sooner in the event of a termination of Mr. Wilson’s employment as an officer (and specifically as Chief Executive Officer) by us for any reason other than cause, as defined by applicable law.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management

The following table shows beneficial ownership, on July 11, 2007, of shares of our common stock by all five percent shareholders, executive officers and directors.

Name and Address of	Amount and Nature of		Percent
Beneficial Owner	Beneficial Owner		Of Class(1)

Lothian Oil Inc.	6,641,666	(2)	71.01%
500 Fifth Avenue, Suite 2600
New York, New York 10110

C. Scott Wilson	525,000	(3)	7.56%
200 N. Loraine, Suite 400
Midland, Texas 79701

Thomas Kelly	1,666		*
5075 Westheimer, #890
Houston, Texas 77056

*Less than 1%.

(1) Based on 6,446,750 shares of common stock issued and outstanding as of July 11, 2007.

(2) Lothian owns 3,735,000 shares of our common stock and warrants that allow it to purchase a total of 2,906,666 shares of common stock. The warrants were issued on October 7, 2005, are immediately exercisable and have five year terms.

(3) In exchange for consulting services rendered to Lothian, Lothian agreed to transfer to Mr. Wilson 25,000 shares of Lothian’s United Heritage common stock. The transfer has not yet been made. As an inducement to him to become our Chief Executive Officer and President, we granted to Mr. Wilson options to purchase 500,000 shares of our common stock. The right to purchase one-third of the common stock vested on January 3, 2006, the right to purchase one-third of the common stock vested on January 3, 2007 and the right to purchase the remaining shares of common stock will vest on January 3, 2008. The exercise price is $1.05 per share and the terms of the options are 10 years.

For information related to our equity compensation plans, please see Item 5 of this report.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With the exception of Messrs. C. Scott Wilson and Kenneth Levy, the members of our Board of Directors and the members of the Audit Committee are independent, as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules.

On October 7, 2005, Lothian, our largest shareholder, entered into a Securities Purchase Agreement with us. Pursuant to this agreement, Lothian purchased 1,093,333 shares of our common stock and warrants to purchase an additional 2,906,666 shares of common stock for an aggregate purchase price of $3,444,000, or $3.15 per share, in cash. The warrants have a term of five years and were issued as follows: (i) a warrant for the purchase of 953,333 shares with an exercise price of $3.15 per share; (ii) a warrant for the purchase of 1,000,000 shares with an exercise price of $3.36. per share; and (iii) a warrant for the purchase of 953,333 shares with an exercise price of $3.75 per share.

Proceeds from the sale of the securities were used to repay a line of credit made to us by Almac Financial Corporation, a corporation wholly-owned by Walter G. Mize, our former Chief Executive Officer, President and Chairman of our Board of Directors.

As part of the Agreement, Lothian and United Heritage entered into a series of agreements, including Development and Exploration Agreements relative to certain properties belonging to our subsidiaries, UHC Petroleum Corporation and UHC New Mexico Corporation, documents titled Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement, which created an assignment and assumption interest relative to a portion of our working interest in those properties, promissory notes in the amount of $4,000,000 (later increased to $8,000,000) and $2,500,000 and a Credit Agreement and Secured Credit Agreement, setting forth the terms of the loans. A detailed discussion of these agreements is included in Item 1 of this Annual Report.

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

Lothian paid the purchase price to the Selling Shareholders with a promissory note dated October 7, 2005 (the “Acquisition Date”). The promissory note accrues interest at the prime rate plus 1%. The promissory note was to be paid in installments. The first installment of $3,500,000 was paid on December 20, 2005; the second installment of $2,383,666 was paid on October 7, 2006; the third installment of $2,383,666 was due and payable on the second anniversary of the Acquisition Date; and the promissory note was to mature and an installment equal to the remaining unpaid principal amount and all accrued but unpaid interest was to be due and payable on the third anniversary of the Acquisition Date.

On February 22, 2006, Lothian executed an amendment to the promissory note whereby it agreed to pay $1,000,000 of the principal amount on or before June 30, 2006.

To secure payment of the purchase price, on October 7, 2005 Lothian executed a Stock Pledge Agreement in favor of the Selling Shareholders. As the anniversary installments required by the promissory note are paid, 933,333 shares, 577,777 shares and 1,155,555 shares of common stock, respectively, will be released.

On November 3, 2006, Mr. Mize loaned $1,000,000 (the “Interim Loan”) to Lothian. The loan is allegedly secured by the guarantees of Messrs. Bruce Ransom, Kenneth Levy and Andrew Kimmins. According to its terms, a default of the Interim Loan resulted in a default of the promissory note issued to the Selling Shareholders. The Interim Loan was not repaid by Lothian within the terms of the agreement, and Mr. Mize declared the Interim Loan and the promissory note issued to the Selling Shareholders in default and therefore due and payable. As of March 31, 2007, no payment had been made toward either loan.

On April 20, 2007 our Board of Directors approved two stock option agreements for C. Scott Wilson, our Chief Executive Officer. The agreements memorialized grants of stock options that had been approved for Mr. Wilson on July 12, 2006, but were never otherwise documented. The option grants were reported on a Form 4 filed by Mr. Wilson on July 12, 2006 and as otherwise required in our reports. The agreements have an effective date of January 3, 2006. One agreement documented the grant of an option to purchase 433,333 shares of our common stock from our 2000 Stock Option Plan and the second agreement documented the grant of an option to purchase 66,667 shares of our common stock from our 1998 Stock Option Plan. The options will expire on January 3, 2011. The exercise price is $1.05 per share. The right to purchase one-third of the shares of common stock vested on January 3, 2006, the right to purchase one-third of the shares vested on the first anniversary on that date and the right to purchase one-third of the shares will vest on the second anniversary of that date. In the event of a termination of Mr. Wilson’s employment as an officer (and specifically as Chief Executive Officer) by us for any reason other than cause, as defined by applicable law, any unvested portion of the options will immediately vest. The options will not terminate or lapse as a result of a termination of Mr. Wilson’s employment by us for any reason other than cause, but will continue to be exercisable by Mr. Wilson on the terms set forth therein until the expiration date.

ITEM 13.	EXHIBITS

.		Exhibits

	3.1	Articles of Incorporation, as amended on December 5, 1997(1)

	3.2	Articles of Amendment to Articles of Incorporation

	3.3	Bylaws(1)

	4.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of United Heritage Corporation (2)

	4.2	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of United Heritage Corporation (2)

	10.1	1995 Stock Option Plan (3)

	10.2	1998 Stock Option Plan (4)

	10.3	2000 Stock Option Plan (5)

	10.4	2002 Consultant Equity Plan (6)

	10.5	Securities Purchase Agreement dated October 7, 2005 between United Heritage Corporation and Lothian Oil Inc. (7)

	10.6	Warrant to Purchase Shares of Common Stock dated October 7, 2005 and issued by United Heritage Corporation in favor of Lothian Oil Inc. (7)

	10.7	Warrant to Purchase Shares of Common Stock dated October 7, 2005 and issued by United Heritage Corporation in favor of Lothian Oil Inc. (7)

	10.8	Warrant to Purchase Shares of Common Stock dated October 7, 2005 and issued by United Heritage Corporation in favor of Lothian Oil Inc. (7)

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

10.29	Asset Purchase and Sale Agreement between UHC New Mexico Corporation and Cano Petro of New Mexico and Cano Petroleum, Inc.(12)

10.30	Letter from Sterling Bank(12)

10.31	Stock Option Agreement between United Heritage Corporation and C. Scott Wilson(13)

10.32	Stock Option Agreement between United Heritage Corporation and C. Scott Wilson(13)

10.33	Agreement between Lothian Oil Inc., United Heritage Corporation and UHC New Mexico Corporation for the transfer of the common stock of Cano Petroleum, Inc.(13)

21	Subsidiaries of the Company (13)

23	Consent of Weaver and Tidwell, L.L.P.(13)

31.1	Certification of Chief Executive Officer (13)

31.2	Certification of Chief Financial Officer (13)

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act (13)

(1)	Filed with the Registrant’s Registration Statement No. 33-43564 on Form S-1 and incorporated by reference herein.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K which was filed on May 23, 2006.

(3)	Filed with the Registrant’s Annual Report for the year ended March 31, 2004.

(4)	Incorporated by reference to the Registrant’s registration statement on Form SB-2, File No. 333-115-121, filed on May 4, 2004.

(5)	Incorporated by reference to the S-8 registration statement filed by the Registrant on September 30, 1998 as document number 333-64711.

(6)	Incorporated by reference to the S-8 registration statement filed by the Registrant on December 6, 2000 as document number 333-51362.

(7)	Incorporated by reference to the Registrant’s Quarterly Report for the period ended September 30, 2005 which was filed on November 14, 2005.

(8)	Incorporated by reference to the Registrant’s Quarterly Report for the period ended December 31, 2005 which was filed on February 14, 2006.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on June 20, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K which was filed on June 30, 2006.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB which was filed on July 14, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K which was filed on April 5, 2007.

(13)	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by Weaver and Tidwell, L.L.P. during the fiscal years ended March 31, 2007 and March 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. The fees for services rendered that were incurred during the fiscal year ended March 31, 2006 related to the review and consultation services we provided to United Heritage in conjunction with transactions with Lothian.

		March 31, 2007	March 31, 2006

(i)	Audit Fees	$68,785	$43,000
(ii)	Audit Related Fees	$3,500	$0
(iii)	Tax Fees	$6,278	$4,875
(iv)	All Other Fees	$0	$1,500

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 16, 2007	UNITED HERITAGE CORPORATION

	By:	/s/ C. Scott Wilson
C. Scott Wilson,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 16th day of July 2007.

SIGNATURE, TITLE

/s/ C. Scott Wilson
C. Scott Wilson
President, Chief Executive Officer and Director

/s/ Kenneth Levy
Kenneth Levy
Secretary, Chief Financial Officer (Principal Accounting Officer) and Director

/s/ Franz Skryanz
Franz Skryanz
Director

/s/ Thomas Kelly
Thomas Kelly
Director

/s/ Raoul J. Baxter
Raoul J. Baxter
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of United Heritage Corporation and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Heritage Corporation and subsidiaries as of March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America..

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company sold all of its proved reserves in 2006 and currently does not have significant revenue producing assets. In addition, the Company has limited capital resources and it’s majority shareholder who was financing the Company’s development filed for bankruptcy subsequent to March 31, 2007, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

/s/ WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
July 16, 2007

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash	$1,671,672	$76,366
Accounts receivable	5,602	60,269
Accounts receivable - other	465,068	—
Inventory	31,417	48,626
Prepaid expenses	34,909	47,530
Total current assets	2,208,668	232,791
INVESTMENT in Cano Petroleum common stock, at fair value (restricted)	1,827,000	—

OOIL AND GAS PROPERTIES, accounted for using the full cost method, net of accumulated depletion and depreciation of $0 for 2007 and $2,048,818 for 2006
Proved	—	9,353,037
Unproved	5,864,587	5,864,587
	5,864,587	15,217,624
PROPERTY AND EQUIPMENT, at cost
Equipment, furniture and fixtures	74,244	74,244
Vehicles	158,452	57,603
	232,696	131,847
Less accumulated depreciation	149,392	120,657
	83,304	11,190

TOTAL ASSETS	$9,983,559	$15,461,605

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND 2006

	2007	2006

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,835,148	$1,248,763
Accounts payable, related party	797,088	405,000
Accrued expenses	343,750	344,684
Accrued interest, related party	451,485	—
Total current liabilities	3,427,471	1,998,447
LONG-TERM LIABILITIES
Asset retirement obligation	82,942	266,512
Note payable, related parties	2,941,983	1,413,003
Accrued put option liability	2,727,186	—
Deferred tax liability	—	—
Total liabilities	9,179,582	3,677,962
SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 6,446,758 issued and outstanding	6,447	6,447
Additional paid-in capital	43,796,676	43,341,208
Accumulated deficit	(42,999,146)	(31,564,012))
Total shareholders' equity	803,977	11,783,643
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,983,559	$15,461,605

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

OPERATING REVENUES
Processed meat products	$—	$8,694
Oil and gas sales	1,014,734	592,991
Total operating revenues	1,014,734	601,685
OPERATING COSTS AND EXPENSES
Processed meat products	—	15,996
Production and operating	1,320,401	259,290
Depreciation and depletion	490,507	1,027,155
Accretion of asset retirement obligation	12,402	16,532
General and administrative	1,317,456	1,339,920
Put option expense	2,727,186	—
Ceiling test impairment of oil & gas properties	—	23,199,110
Total operating costs and expenses	5,867,952	25,858,003
Loss from operations	(4,853,218)	(25,256,318)
OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	—	116,457
Loss on notes receivable	—	(87,500)
Loss on sale of oil and gas assets	(6,125,233)	—
Interest expense	(456,683)	(221,445)
Miscellaneous income	—	27,486
Income (loss) before income tax	(11,435,134)	(25,421,320)
INCOME TAX (EXPENSE) BENEFIT	—	8,049,925
Net income (loss)	$(11,435,134)	$(17,371,395)
Income (loss) per share:
Basic and diluted	$(1.77)	$(2.98)
Weighted average number of shares outstanding Basic and diluted	6,446,758	5,830,188

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2007 AND 2006

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Other
Balance, March 31, 2005 (Restated)	5,182,781	$5,183	$39,476,803	$(14,192,617)	$(5,250)
Stock issued for services	33,333	33	105,324	—	—
Issuance of stock to Lothian Oil Inc.	1,093,333	1,093	3,442,907	—	—
Issuance of stock upon exercise of warrants	138,233	138	311,712	—	—
Stock options for services non-employees	—	—	4,462	—	—
Realization of deferred consulting fees	—	—	—	—	5,250
Net loss	—	—	—	(17,371,395)	—

Balance, March 31, 2006	6,446,758	6,447	43,341,208	(31,564,012)	—
Stock options for services of non-employees	—	—	455,468	—	—
Net loss	—	—	—	(11,435,134)	—
Balance, March 31, 2007	6,446,758	$6,447	$43,796,676	$(42,999,146)	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,435,134)	$(17,371,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	490,507	1,027,155
Loss on sale of oil and gas assets	6,125,233	—
Ceiling test impairment of oil and gas properties	—	23,199,110
Realization of stock options issued to non-employees	455,468	4,462
Put option expense	2,727,186	—
Recognition of services performed for stock	—	105,357
Deferred compensation and consulting recognized in current year	—	5,250
Forgiveness of debt	—	(116,457)
Accretion of asset retirement obligation	12,402	16,532
Write off of note receivable	—	87,500
Changes in assets and liabilities:
Accounts receivable	(410,401)	29,998
Inventory	17,209	(22,419)
Prepaid expenses	12,621	77,665
Deferred tax	—	(8,049,925)
Accounts payable and accrued expenses	1,429,024	939,438
Net cash used in operating activities	(575,885)	(67,729)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas interests	6,613,947	625,000
Additions to oil and gas properties	(5,830,677)	(2,533,815)
Additions to equipment	(141,059)	—
Net cash provided by (used in) investing activities	642,211	(1,908,815)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock warrants	—	311,850
Proceeds from issuance of common stock to Lothian	—	3,444,000
Proceeds from borrowings, related parties	6,338,904	1,493,903
Payments on note payable, related party	(4,809,924)	(3,203,994)
Net cash provided by financing activities	1,528,980	2,045,759
Net increase in cash	1,595,306	69,215
Cash, beginning of year	76,366	7,151
Cash, end of year	$1,671,672	$76,366

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2007 AND 2006
(continued)

	2007	2006

SUPPLEMENTAL DISCLOSURES OF
CASH FLOWS INFORMATION:
Cash paid during the year for:
Interest	$—	$712,030
Taxes	$—	$—
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Common stock issued in exchange for services	$—	$105,357
Acquisition of common stock in sale of oil and gas properties	$1,827,000	$—
Forgiveness of debt	$—	$116,457

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS

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

Reserve Restatement

The reserve restatement resulted in the following revisions to our estimated proved reserves as of March 31, 2005:

	March 31, 2005
	As Reported	As Restated

Estimated Proved Reserves (Unaudited)
Oil (Bbls)	35,225,600	567,189
Gas (Mcf)	7,602,559	2,934,765
Oil and Gas (Boe)	36,492,693	1,056,317

Estimated Proved Developed Reserves (Unaudited)
Oil (Bbls)	5,629,000	567,189
Gas (Mcf)	2,538,000	2,934,765
Oil and Gas (Boe)	6,052,000	1,056,317

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

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS (continued)

represents only those statements of operations, balance sheet and cash flow statement line items affected by the restatement.

	March 31, 2005
	As Reported	As Restated

Balance Sheet:
Prepaid expenses	$48,374	$125,195
Proved oil and gas properties	38,565,819	2,301,263
Accumulated depletion	204,706	1,026,934
Unproved oil and gas properties	834,579	35,215,630
Vehicles	22,045	57,603
Accumulated depreciation	85,637	115,384
Total Assets	39,683,457	37,882,584
Accumulated deficit	(12,391,744)	(14,192,617)
Total liabilities and shareholders’ equity	39,683,457	37,882,584

	Quarters Ended (Unaudited)
	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Operations:
Depreciation and depletion	$11,734	$64,005	$14,187	$389,435	$21,269	$234,880
Ceiling test impairment	—	—	—	23,199,110	—	—
Total operating costs and expenses	271,475	323,746	418,970	23,993,328	354,531	568,142
Loss from operations	(144,392)	(196,663)	(234,528)	(23,808,886)	(173,095)	(386,706)
Income tax	—	—	—	8,049,925	—	—
Net loss	(219,013)	(271,284)	(304,821)	(15,865,481)	(209,792)	(423,403)
Basic and diluted loss per share	(0.04)	(0.05)	(0.06)	(2.98)	(0.03)	(0.07)

	Quarters Ended (Unaudited)
	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Cash Flows:
Net loss	$(219,013)	$(271,284)	$(304,821)	$(15,865,481)	$(209,792)	$(423,403)
Depreciation, depletion and amortization	11,734	64,005	14,187	389,435	21,269	234,880
Ceiling test impairment	—	—	—	23,199,110	—	—
Deferred tax	—	—	—	(8,049,925)	—	—

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of United Heritage Corporation (the Company) and its wholly owned subsidiaries, UHC Petroleum Corporation, UHC Petroleum Services Corporation, UHC New Mexico Corporation and National Heritage Sales Corporation.

All intercompany transactions and balances have been eliminated upon consolidation.

Nature of Operations

United Heritage Corporation owns various oil and gas properties located in south Texas. The Company began production of the Texas properties during the year ended March 31, 2000. The Company continues to operate its oil and gas properties.

Revenue

Oil and gas production revenues are recognized at the point of sale. Production not sold at the end of the fiscal year is included as inventory in the accompanying financial statements. Revenue from the sale of meat products was recognized when products were delivered to customers.

Inventory

Inventory consists of oil in tanks, which is valued at the lower of the cost to produce the oil or the current available sales price.

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

The Company is currently participating in oil and gas exploitation and development activities. As of March 31, 2007 the following associated property costs have been excluded in computing amortization of the full cost pool, by the year in which such costs were incurred:

	Total	2007	2006	Prior

Acquisition costs	$31,752,741	$0	$26,566	$31,726,175
Exploration costs	0	0	0	0
Development costs	3,918,199	0	428,744	3,489,455
Sale of deep rights	(625,000)	0	(625,000)	0
Unproved impairment	(29,181,353)	0	(29,181,353)	0
	$5,864,587	$0	$(29,351,043)	$35,215,630

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company will begin to amortize the remaining acquisition costs when the project evaluation is complete. This will be dependent upon the Company finding the necessary financing.

Potential impairment of producing properties and significant unproved properties and other plant and equipment are assessed periodically. If the assessment indicates that the properties are impaired, the amount of the impairment will be added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value using a 10% discount rate (based on prices and costs at the balance sheet date) of future net revenues from proved reserves based on current economic and operating conditions, plus the lower of cost (net of impairments) or fair market value of unproved properties.

As discussed in Note 1, the Company retained outside independent petroleum engineers to evaluate the properties of the Company as of March 31, 2006. Based on this review and internal assessments, the Company concluded that a downward revision for its unproved properties was required. As of March 31, 2006, the Company impaired $29,181,353 of unproved properties and included these costs in the full cost pool subjecting these costs to the ceiling limitation and depletion for the fiscal year ended March 31, 2006. The ceiling test resulted in a write-down during 2006 of $ 23,199,110. Depreciation and depletion increased approximately $763,414 primarily due to the addition of these unproved properties to the full cost pool. As of March 31, 2007 the Company determined that no impairment of its unproved properties was required.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized. During the year ended March 31, 2007 the Company sold 100% of its proved reserves for net proceeds of $8,440,947. The sale resulted in a loss of $6,125,233 which is reflected in the Statements of Operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

Equipment, furniture and fixtures	3-7 years
Vehicles	3-5 years

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising

The Company expenses all advertising costs as incurred. No advertising cost was incurred for the years ended March 31, 2007 or 2006.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of oil and gas reserves, the asset retirement obligation and impairment on unproved properties are inherently imprecise and may change materially in the near term.

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable. Recorded values of cash, receivables and payables approximate fair values due to short maturities of the instruments. Notes payable are to Lothian Oil Inc., the Company’s majority shareholder, and the difference between fair value and recorded amount is not material, based on the stated interest rates available to the Company.

Investment Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them until maturity. Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income, net of tax. Securities held for resale in anticipation of short-term market movements are classified as trading and are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At March 31, 2007, the Company owned 404,204 shares of restricted common stock in Cano Petroleum, Inc. which was classified as available for sale.

Stock-based Employee Compensation

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

Had the Company elected the fair value provisions of SFAS No. 123(R), fiscal year 2006 net loss and net loss per share would have differed from the amounts actually reported as shown in the following table.

The fair value of the options granted in the year ended March 31, 2006 was estimated on the date of grant using a Black-Scholes option pricing model and the following assumptions: a risk-free rate of return of 3.00% to 4.37%; an expected life of three to ten years; expected volatility of 88% to 96%; and no expected dividends.

Using the above assumptions, the fair value of the options granted to employees and directors on a pro forma basis would result in additional compensation expense of $359,571 for the year ended March 31, 2006. As such, pro forma net loss per share would be as follows for the years ended March 31, 2006

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fiscal Year Ended
March 31, 2006

Net loss, as reported	$(17,371,395)
Expense recognized	343,750
Additional compensation	(703,321)
Pro forma net loss	$(17,730,966)
Loss per share as reported	$(2.98)
Pro forma net loss per share	$(3.04)

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

Recently Issued Accounting Standards Not Yet Adopted

FASB Staff Position (FSP) FAS 19-1 amends SFAS statement No. 19 to provide revised guidance concerning the criteria for continued capitalization of exploratory costs when wells have found reserves that cannot yet be classified as proved.  FAS 19-1 provides circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Generally, the statement allows exploratory well costs to continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument’s form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as it does not currently hold any hybrid financial instruments.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which establishes an approach requiring the quantification of financial statement errors based on the effect of the error on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and “roll-over” methods.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; however, its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company will initially apply the provisions of SAB 108 in connection with the preparation of the Company’s annual financial statements for the year ending March 31, 2007. The use of the dual approach is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157,”Fair Value Measurements”, which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Although the disclosure requirements may be expanded where certain assets or liabilities are fair valued such as those related to stock compensation expense and hedging activities, the Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2006, the FASB issued FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements. This FASB Staff Position, or FSP, specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  This FSP also requires certain disclosures regarding registration payment arrangements and liabilities recorded for such purposes. This FSP is immediately effective for registration payment arrangements entered into or modified after December 21, 2006. The guidance of this FSP is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years for registration payment arrangements entered into prior to December 21, 2006. This FSP requires adoption by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of our partners’ capital accounts as of the first interim period of the year in which this FSP is initially applied. The adoption of this FSP is not expected to materially affect the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the reported prior year net loss.

NOTE 3.	GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss of $11,435,134 for the fiscal year ended March 31, 2007 and it had an accumulated deficit of $42,999,146 at March 31, 2007. The Company is currently looking for financing to provide the needed funds for operations. However, the Company is not certain that it will be able to obtain the financing it needs to develop its properties and alleviate doubt about its ability to continue as a going concern.

NOTE 4	SECURITIES

At March 31, 2007, securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value

Restricted Common Stock	$1,827,000			$1,827,000

Total	$1,827,000			$1,827,000

At March 31, 2007 securities consisted of $1,827,000 of restricted common stock in Cano Petroleum, Inc. with an estimated fair value that approximated cost.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	REVERSE STOCK SPLIT

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

NOTE 6.	ASSET RETIREMENT OBLIGATIONS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This statement, adopted by the Company as of April 1, 2003, establishes accounting and reporting standards for the legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and the normal operation of long-lived assets. It requires that the fair value of the liability for asset retirement obligations be recognized in the period in which it is incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is allocated to expense using a systematic method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

A reconciliation of the changes in the estimated asset retirement obligation follows:

	2007	2006

Beginning asset retirement obligation	$266,512	$249,980
Additional liability incurred	0	0
Liabilities assumed by others	(125,455)	0
Accretion expense	12,402	16,532
Asset retirement cost incurred	(70,517)	0

Ending asset retirement obligation	$82,942	$266,512

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	ASSET RETIREMENT OBLIGATIONS (continued)

During the years ended March 31, 2007 and 2006, accretion expense of $12,402 and $16,532, respectively, was recognized and is reported in the consolidated statements of operations. Asset retirement obligations at March 31, 2007 were $82,942 related to the wells on the Texas properties.

NOTE 7.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and trade receivables. During the years ended March 31, 2007 and 2006, the Company maintained money market accounts with a bank, which at times exceeded federally insured limits.

Concentrations of credit risk with respect to trade receivables consist principally of oil and gas companies operating within the United States.

Receivables due to the sale of the Cato San Andres properties comprised 99% of the receivable balance at March 31, 2007. Receivables from an oil and gas customer at March 31, 2006 comprised 55% of the trade receivable balance. No allowance for doubtful accounts has been provided since recorded amounts are determined to be fully collectible based upon management’s review of customer accounts, historical experience and other pertinent factors.

NOTE 8.	INVENTORY

Inventory consists of the following:

	2007	2006

Oil in tanks	$31,417	$48,626

	$31,417	$48,626

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	OIL AND GAS PROPERTIES AND OPERATIONS

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31 are as follows:

	2007	2006

Capitalized costs of oil and gas properties:
Proved	$0	$11,401,855
Unproved	5,864,587	5,864,587
	5,864,587	17,266,442
Less accumulated depletion, depreciation and
amortization	0	2,048,818
	$5,864,587	$15,217,624

Costs incurred in oil and gas producing activities were as follows:

	2007	2006

Property acquisitions
Proved	$0	$0
Unproved	0	26,566
Exploration	0	0
Development	5,830,677	2,507,249

	$5,830,677	$2,533,815

Results of operations of oil and gas producing activities for the years ended March 31 are as follows:

	2007	2006

Revenues from oil and gas producing activities:
Sales to unaffiliated parties Expenses	$1,014,734	$592,991
Production and operating	1,320,401	259,290
Depreciation, depletion and accretion	502,909	1,040,250
General and administrative	300,952	191,150
Loss on sale of oil and gas assets	6,125,233	0
Ceiling test impairment of oil and gas properties	0	23,199,110

Total expenses	8,249,495	24,689,800

Pretax income (loss) from producing activities	(7,234,761)	(24,096,809)
Income tax expense	0	0

Results of oil and gas producing activities (excluding corporate overhead and interest costs)	$(7,234,761)	$(24,096,809)

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	NOTES PAYABLE, RELATED PARTIES

The Company has a $4,000,000 loan agreement with Lothian, its majority shareholder. The loan was subsequently increased to $8,000,000 during 2007. Advances to the Company under this agreement were $2,182,843 as of March 31, 2007 and $1,217,264 as of March 31, 2006. The agreement, dated October 7, 2005, provides for draws as needed for the development of the Cato San Andres Unit in New Mexico. The note bears interest at 1% over the Citibank prime rate (8.75% at March 31, 2007) and is secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Cato San Andres Unit. The note is due and payable on October 7, 2015 and is subordinated to the Sterling Bank agreement discussed below. The loan was reduced by $4,397,760 from the proceeds of the sale of the Cato San Andres Unit and the Tom Tom and Tomahawk Field on March 30, 2007. After the sale of these properties, the loan was then secured by 404,204 shares of restricted Cano Petroleum common stock. Effective June 2007, Lothian accepted the Cano Petroleum common stock as full payment of the loan and accrued interest.

The Company has an additional $2,500,000 loan agreement with Lothian, its majority shareholder. Advances to the Company under this agreement were $759,140 and $195,739 as of March 31, 2007 and 2006, respectively. The agreement, dated as of March 31, 2006, provides for draws as needed for the development of the Wardlaw Field in Texas. The note bears interest at 1% over the Citibank prime rate (8.75% at March 31, 2006) and is secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Wardlaw Field. The note is due and payable on March 31, 2016. There were no payments made during the 2006 or 2007 fiscal years.

Reducing Revolving Line of Credit Agreement

The Company, as a co-Borrower with its largest shareholder, entered into an Amended and Restated reducing revolving line of credit agreement of up to $20 million (“Credit Agreement”) with Sterling Bank as of March 31, 2006. The line was substantially repaid on March 30, 2007. The Company was thereafter released by Sterling Bank as a co-borrower under the Credit Agreement.

NOTE 11.	MAJOR CUSTOMERS

During March 31, 2007 and 2006, the Company only operated in oil and gas producing activities.

The Company recorded oil and gas sales to the following major customers for the years ended March 31:

	2007		2006
	Amount	Percent	Amount	Percent

Customer A	$799,332	78.8%	$230,144	38.8%
Customer B	215,402	21.2%	362,847	61.2%
	$1,014,734	100%	$592,991	100.0%

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	UNREGISTERED SALE OF EQUITY SECURITIES TO LOTHIAN OIL INC.

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

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	STOCK OPTION PLANS (continued)

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

The following schedule summarizes pertinent information with regard to the Plans for the years ended March 31:

	2007		2006
	Shares outstanding	Weighted average exercise price	Shares outstanding	Weighted average exercise price

Beginning of year	1,725,000	$1.40	1,051,667	$1.50
Granted	0		673,333	1.25
Exercised	0		0	0
Forfeited	0		0	0
Expired	0		0	0

End of year	1,725,000	$1.40	1,725,000	$1.40

Options granted to non-employees under the above three plans resulted in compensation expense of $4,462 for the year ended March 31, 2006. The intrinsic value of options issued in 2006 resulted in expense of $343,750 being accrued in the accompanying financial statements. At March 31, 2007 there is no intrinsic value associated with the outstanding or exercisable options as the Company’s stock price is lower than the exercise price of the options.

The following table summarizes information for options outstanding as of March 31, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted Average Remaining Life-Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Life Years

$1.50	1,185,000	2.17	$1.50	1,185,000	$1.50	2.17
2.91	40,000	2.17	2.91	26,667	2.91	2.17
1.05	500,000	8.76	1.05	333,333	1.05	8.76

$1.05-$2.91	1,725,000	4.08	$1.36	1,545,000	$1.43	3.59

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	STOCK OPTION PLANS (continued)

At March 31, 2007 and 2006, nonvested options were comprised of the following:

	Number of shares	Weighted average grant date fair value

Nonvested March 31, 2005	0	0
Granted	673,333	2.15
Vested	313,334	1,81
Expired/forfeited	0	0
Nonvested, March 31, 2006	359,999	2.44
Granted	0	0
Vested	179,999	2.44
Expired/forfeited	0	0
Nonvested, March 31, 2007	180,000	2.44

As of March 31, 2007, approximately $439,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements is to be recognized over the next year.

The option agreements related to the options with $1.50 and $2.91 exercise prices were modified to extend the expiration date to March 31, 2009, add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008 and add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price. Since the put feature does not subject the holder to the normal risks of share ownership, the options are classified as liability awards and recorded at fair value. A liability and corresponding expense of $2,727,186 has been recorded in the accompanying financial statements.

NOTE 14.	STOCK WARRANTS

The Company entered into a stock warrant agreements effective January 12, 2004. Pursuant to the agreements, the Company issued 500,000 warrants to purchase common stock in connection with a private placement. Warrants issued under the agreements must be exercised by March 15, 2014.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	STOCK WARRANTS (continued)

The Company entered into a stock warrant agreements effective April 2004 in connection with the offering of convertible promissory notes. Pursuant to the agreements, the Company issued 1,766,667 warrants to purchase common stock. Warrants issued under the agreements must be exercised by March 15, 2014.

On December 19, 2005, the Company’s shareholders approved the issuance of warrants to purchase an additional 2,906,666 shares of Common Stock to Lothian Oil Inc. The warrants are exercisable upon issuance and have a term of five years and were issued as follows:

1)	Warrant for the purchase of 953,333 shares with an exercise price of $3.15 per share;

2)	Warrant for the purchase of 1,000,000 shares with an exercise price of $3.36 per share;

3)	Warrant for the purchase of 953,333 shares with an exercise price of $3.75 per share.

The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31:

	2007		2006
	Shares outstanding	Weighted average exercise price	Shares outstanding	Weighted average exercise price

Beginning of year	5,085,334	$3.08	2,266,667	$2.64
Granted	0		2,956,900	3.39
Exercised	0		(138,233)	2.25
Forfeited	0		0	0
Expired	0		0	0

End of year	5,085,334	$3.08	5,085,334	$3.08

Exercisable	5,085,334	$3.08	5,085,334	$3.08

The warrants issued in fiscal 2006 include those issued to Lothian Oil Inc. and 50,234 warrants issued for legal services exercisable at $1.50 per share to satisfy liabilities. No warrants were issued in 2007. No warrants were issued in 2007.

The following table summarizes information for warrants outstanding as of March 31, 2007:

Warrants Outstanding			Warrants Exercisable
Exercise Price Range	Number	Weighted Average Remaining Life-Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$2.25-$3.00	2,178,668	.7.00	$2.62	2,178,668	$2.62
3.15-3.75	2,906,666	3.72	3.42	2,906,666	3.42

$2.25-$3.75	5,085,334	5.13	$3.08	5,085,334	$3.08

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	STOCK WARRANTS (continued)

During the years ended March 31, 2007 and 2006, the Company did not record any expenses for services rendered related to warrants issued under the agreements.

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

The Company’s federal tax provision consists of the following:

	2007	2006

Current	$0	$0
Adjustments of beginning of year valuation allowance	0	(3,099,000)
Deferred	3,729,296	(4,950,925)
Valuation allowance	(3,729,296)	0
Federal	$0	$(8,049,925)

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2007	2006

U.S. statutory rate	34%	34%
Valuation allowance	(34%)	0
Other	0	(2%)
Effective tax rate	0	32%

At March 31, the deferred tax asset and liability balances are as follows:

	2007	2006

Deferred tax asset
Net operating loss	$5,207,899	$3,089,263
Accrued put option	927,243	—
Accrued expenses	145,075	207,489
	6,280,217	3,296,752
Deferred tax liability - oil and gas properties	(680,865)	(1,426,696)

Net deferred tax asset	5,599,352	1,870,056
Valuation allowance	(5,599,352)	(1,870,056)
Deferred tax asset (liability)	$0	$0

The net change in the valuation allowance for 2007 was an increase of $3,729,296 and 2006 had a decrease of $1,228,944. The deferred tax asset is due primarily to the net operating loss carryover and the accrued put option expense. The deferred tax liability results from difference in the basis of oil and gas properties for tax and financial reporting purposes.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	INCOME TAXES (continued)

The Company has a net operating loss carryover of approximately $15.3 million available to offset future income for income tax reporting purposes, which will ultimately expire in 2027, if not previously utilized. Due to the change in control in 2006, the use of the net operating loss each year will be limited based on applicable Internal Revenue Code provisions.

NOTE 16.	STOCK BONUS PLAN

The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2007, 27,800 shares had been issued in accordance with the plan. No shares were issued under the plan in 2007.

NOTE 17.	CONTINGENCIES

The Company is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the Company is a party will have a material adverse effect on our financial condition or results of operations.

NOTE 18.	2002 CONSULTANT EQUITY PLAN

In August 2002, the Company adopted “The 2002 Consultant Equity Plan,” whereby 333,333 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. All shares reserved under the plan have been issued as of March 31, 2006.

NOTE 19.	SUBSEQUENT EVENT

On June 13, 2007 Lothian Oil Inc., the Company’s largest shareholder, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In the past, the Company relied on Lothian Oil Inc. to provide funds for its operations. The Company does not know what effect this action will have on its ability to continue its operations.

NOTE 20.	SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Proved Reserves

Independent petroleum engineers have estimated the Company’s proved oil and gas reserves, all of which are located in the United States. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (continued)

The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

	Oil (Bbls)	Gas (Mcf)

March 31, 2005 (Restated)	567,189	2,934,765
Extensions, additions and discoveries	—	—
Revisions of previous estimates	(67)	(222,358)
Production	(7,380)	(110,336)

March 31, 2006	559,742	2,602,071
Extensions, additions and discoveries	0	0
Revisions of previous estimates	0	0
Oil and gas asset sales	(543,661)	(2,534,085)
Production	(16,081)	(67,986)

March 31, 2007	0	0

Proved Developed Reserves

March 31, 2006	559,742	2,602,071

March 31, 2007	0	0

Standardized Measure

The standardized measure of discounted future net cash flows (“standardized measure”) and changes in such cash flows are prepared using assumptions required by the Financial Accounting Board. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate. Estimated future income taxes are calculated by applying year-end statutory rates to future pre-tax net cash flows, less the tax basis of related assets and applicable tax credits.

The standardized measure does not represent management’s estimate of the Company’s future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows, are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

	March 31, 2007	March 31, 2006

Future cash inflows	$0	$40,126,480
Future costs:
Production	0	(15,824,512)
Development	0	(6,922,896)

Future net cash flows before income tax	0	17,379,072
Future income tax	0	0

Future net cash flows	0	17,379,072
10% annual discount	0	(9,271,088)

Standardized measure of discounted future net cash flows	$0	$8,107,984

Changes in Standardized Measure of Discounted Future Net Cash Flows

	March 31, 2007	March 31, 2006

Sales of oil and gas net of production costs	$305,667	$(333,701)
Net changes in prices and production and development costs	0	32,496
Sale of reserves in place	(6,114,000)	0
Revision of quantity estimates and timing	0	(435,706)
Accretion of discount	0	891,817
Incurred development costs	(3,110,449)	—
Net change in income taxes	0	0
Other	810,798	(965,094)
Net decrease	$(8,107,984)	$(810,188)