Form 10QSB
period 2007-06-30
UNITED HERITAGE CORP
filed 2007-08-20
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007; or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 0-9997

United Heritage Corporation
(Exact name of registrant as specified in charter)

Utah	87-0372826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of common stock, $0.001 par value, outstanding at August 15, 2007, was 6,446,850 shares.

Transitional Small Business Format (Check one) Yes ☐ No ☒

UNITED HERITAGE CORPORATION—FORM 10-QSB

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$37,676	$1,671,672
Accounts receivable	92,993	470,670
Inventory	28,540	31,417
Prepaid expenses	58,659	34,909
Total current assets	217,868	2,208,668

INVESTMENT in Cano Petroleum common stock, at fair value (restricted)	—	1,827,000

OIL AND GAS PROPERTIES, accounted for
Using the full cost method, net of accumulated depletion and depreciation of $0 at June 30 and March 31, 2007
Proved	—	—
Unproved	5,864,587	5,864,587
	5,864,587	5,864,587

PROPERTY AND EQUIPMENT, at cost
Equipment, furniture and fixtures	—	74,244
Vehicles	6,752	158,452
	6,752	232,696
Less accumulated depreciation	(4,465)	(149,392)
	2,287	83,304

TOTAL ASSETS	$6,084,742	$9,983,559

See notes to consolidated condensed financial statements.

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$382,698	$1,835,148
Accounts payable, related party	634,184	797,088
Accrued expenses	343,750	343,750
Accrued interest, related party	71,254	451,485
Accrued put option liability	2,796,914	—
Total current liabilities	4,228,800	3,427,471

LONG-TERM LIABILITIES
Asset retirement obligation	84,186	82,942
Note payable, related parties	753,296	2,941,983
Accrued put option liability	—	2,727,186
Deferred tax liability	—	—
Total liabilities	5,066,282	9,179,582

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 6,446,850 shares issued and outstanding:	6,447	6,447
Additional paid-in capital	43,892,293	43,796,676
Accumulated deficit	(42,880,280)	(42,999,146)
Total Shareholders’ Equity	1,018,460	803,977

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,084,742	$9,983,559

See notes to consolidated condensed financial statements.

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED June 30,
	2007	2006
OPERATING REVENUES
Oil and gas sales	$3,860	$308,465
TOTAL OPERATING REVENUES	3,860	308,465

OPERATING COSTS AND EXPENSES
Production and operating	32,562	165,706
Depreciation and depletion	338	171,374
Accretion of asset retirement obligation	1,244	4,133
General and administrative	197,176	620,995
Bad debt expense	(142,596)	—
Put option expense	69,728	—
TOTAL OPERATING COSTS AND EXPENSES	443,647	958,075

LOSS FROM OPERATIONS	(439,787)	(649,610)

OTHER INCOME (EXPENSE)
Gain on sale of investments	303,155	—
Gain on forgiveness of debt	313,872	—
Interest expense	(58,377)	(51,089)
Income (loss) before income tax	118,866	(700,699)

INCOME TAX BENEFIT	—	—

NET INCOME (LOSS)	$118,866	$(700,699)

Gain (loss) per share (basic)	$0.02	$(0.11)

Weighted average number of shares (basic)	6,446,850	6,446,850

See notes to consolidated condensed financial statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE MONTHS ENDED JUNE 30, 2007

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance March 31, 2007	6,446,850	$6,447	$43,796,676	$(42,999,146)	—	$803,977
Stock options for services	—	—	95,617	—	—	95,617
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	118,866	—	—
Unrealized holding gain on available-for-sale security	—	—	—	—	303,155	—
Realized gain recognized	—	—	—	—	(303,155)	—
Comprehensive income	—	—	—	—	—	118,866

Balance June 30, 2007	6,446,850	$6,447	$43,892,293	$(42,880,280)	$—	$1,018,460

See notes to consolidated condensed financial statements.

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net gain (loss)	$118,866	$(700,699)
Adjustments to reconcile net loss
To net cash provided by (used in) operating activities:
Depreciation and depletion	338	171,374
Accretion of asset retirement obligation	1,244	—
Gain on sale of investments	(303,155)	—
Gain on forgiveness of debt	(313,872)
Gain on sale of property and equipment	(13,351)	—
Realization of stock options issued	95,617	113,867
Put option expense	69,728	—
Changes in assets and liabilities:
Accounts receivable	377,677	(45,720)
Inventory	2,877	(23,793)
Other current assets	(23,750)	(4,204)
Deferred tax	-	—
Accounts payable and accrued expenses	(1,467,444)	1,887,672
Net cash (used in) provided by operating activities	(1,455,225)	1,398,497

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	—	(2,898,851)
Additions to equipment	—	(182,845)
Net cash used in investing activities	—	(3,081,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, related party	153,218	1,759,568
Payments on note payable, related party	(331,989)	—
Net cash provided by (used in) financing activities	(178,771)	1,759,568

(Decrease) increase in cash and cash equivalents	(1,633,996)	76,369

Cash at beginning of period	1,671,672	76,366

Cash at end of period	$37,676	$152,735

Non-cash Investing and Financing Activities
Investment applied to note payable-related party and accrued interest-related party	2,130,155	—
Proceeds from sale of equipment applied to accounts payable-related party	94,030	—

See notes to consolidated condensed financial statements.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007.

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises substantial doubt about our ability to continue as a going concern. We had net income of $118,866 for the three month period ended June 30, 2007 and a net loss of $11,435,134 for the fiscal year ended March 31, 2007 and, as of the same periods, we had an accumulated deficit of $42,880,280 and $42,999,146, respectively. We are not certain that we will be able to obtain the financing we need to develop our properties and alleviate doubt about our ability to continue as a going concern.

NOTE 2 – NEW ACCOUNTING PRINCIPLES

FASB Staff Position (FSP) FAS 19-1 amends SFAS Statement No. 19 to provide revised guidance concerning the criteria for continued capitalization of exploratory costs when wells have found reserves that cannot yet be classified as proved.  FAS 19-1 provides circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Generally, the statement allows exploratory well costs to continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company utilizes the full cost method to account for its oil and gas properties. As a result, the impact of FSP FAS 19-1 is expected to be minimal.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – CHANGE IN ACCOUNTING PRINCIPLES (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which establishes an approach requiring the quantification of financial statement errors based on the effect of the error on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and “roll-over” methods.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; however, its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company applied the provisions of SAB 108 in connection with the preparation of the Company’s annual financial statements for the year ending March 31, 2007. The use of the dual approach did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – CHANGE IN ACCOUNTING PRINCIPLES (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Although the disclosure requirements may be expanded where certain assets or liabilities are fair valued such as those related to stock compensation expense and hedging activities, the Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

NOTE 3 — SECURITIES

At March 31, 2007, securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value

Restricted Common Stock	$1,827,000			$1,827,000

Total	$1,827,000			$1,827,000

These securities were restricted shares of Cano Petroleum, Inc. common stock with an estimated fair value that approximated cost. On June 6, 2007 these securities were exchanged for forgiveness of the balance of principal and interest due to Lothian Oil Inc. for the Cato Unit Loan, as discussed in greater detail in Note 7. A gain of $303,155 was recognized upon the transfer to Lothian Oil Inc.

NOTE 4 – INVENTORY

Inventory consists of oil in tanks of $28,540 and $31,417 at June 30, 2007 and March 31, 2007, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

	June 30, 2007	March 31, 2007
Capitalized costs of oil and gas properties:
Proved	$0	$0
Unproved	5,864,587	5,864,587
	5,864,587	5,864,587
Less accumulated depletion, depreciation, and amortization	0	0
	$5,864,587	$5,864,587

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable consist principally of oil and gas purchasers. The majority of the accounts receivable balance relates to the post-closing adjustments from the sale of the New Mexico properties. No allowance for doubtful accounts has been provided because management has determined the recorded amounts were fully collectible.

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

Loans from Lothian Oil Inc.

The Company had a $4,000,000 loan agreement with Lothian Oil Inc., its majority shareholder (the “Cato Unit Loan”). The Cato Unit Loan was subsequently increased to $8,000,000 during the 2007 fiscal year. Advances to the Company under this agreement were $2,182,843 as of March 31, 2007. The agreement, dated October 7, 2005, provided for draws as needed for the development of the Cato San Andres Unit in New Mexico. The note bears interest at 1% over the Citibank prime rate (8.25% at March 31, 2007) and was secured by a deed of trust and assignment of production, among other provisions. Loan advances were repayable monthly from 70% of the oil and gas proceeds produced by the Cato San Andres Unit. The note was due and payable on October 7, 2015 and was subordinated to the Sterling Bank agreement discussed below. The loan was reduced by $4,397,760 from the proceeds of the sale of the Cato San Andres Unit and the Tom Tom and Tomahawk Field on March 30, 2007. After the sale of these properties, the Cato Unit Loan was then secured by 404,204 shares of restricted Cano Petroleum common stock. Effective June 6, 2007, Lothian accepted the restricted Cano Petroleum common stock as full payment of the loan and accrued interest which resulted in a gain of $313,872 on the extinguishment of the debt.

The Company has an additional $2,500,000 loan agreement with Lothian (the “Wardlaw Loan”). Advances to the Company under this agreement were $753,296 and $759,140 as of June 30, 2007 and March 31, 2007, respectively. The agreement, dated as of March 31, 2006, provides for draws as needed for the development of the Wardlaw Field in Texas. The note bears interest at 1% over the Citibank prime rate (8.25% at March 31, 2007) and is secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Wardlaw Field. The note is due and payable on March 31, 2016. There were no payments made during the three months ended June 30, 2007. Interest due on the note at June 30, 2007 was $71,254.

Pursuant to the Agreement to Settle Intercompany Debt and Other Claims (the “Lothian Agreement”) more completely described in Note 15 - Subsequent Events, all principal and interest due on the Wardlaw Loan was forgiven by Lothian, the note was cancelled and the documentation released.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – NOTE PAYABLE TO RELATED PARTY (continued)

Reducing Revolving Line of Credit Agreement

The Company, as a co-borrower with Lothian, entered into an amended and restated reducing revolving line of credit agreement for up to $20 million (“Credit Agreement”) with Sterling Bank as of March 31, 2006. The line was substantially repaid on March 30, 2007. The Company was thereafter released by Sterling Bank as a co-borrower under the Credit Agreement.

NOTE 8 – NET LOSS PER COMMON SHARE

Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended June 30, 2007 and June 30, 2006. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

NOTE 9 – INCOME TAXES

As of March 31, 2007, the Company had net operating loss carryovers of approximately $15,300,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2026, if not previously utilized.

NOTE 10 – ESTIMATES

The preparation of interim consolidated financial statements as of June 30, 2007 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 11 – STOCK OPTIONS

Directors of the Company adopted the 1995 Stock Option Plan effective September 11, 1995. This Plan set aside 66,667 shares of the authorized but unissued common stock for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries.

Options granted under the Plan must be exercised within five years after the date of grant, but may be affected by the termination of employment. No options have been granted since 1998 and none are outstanding.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – STOCK OPTIONS (continued)

Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. As a result of a grant in January 2006 to the Company’s chief executive officer, discussed in more detail below, options to purchase 66,667 shares are outstanding under this plan.

The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 1,666,667 shares of our authorized but unissued common stock. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. On June 30, 2007, there were 19 awards outstanding under the plan for the right to purchase a total of 1,658,333 shares.

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

There were no options granted during the three months ended June 30, 2007.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – STOCK OPTIONS (continued)

The following table summarizes pertinent information with regard to the Plans for the three months ended June 30, 2007:

		Weighted
	Options and	Average
	Rights	Exercise
		Price
Outstanding at beginning of year, April 1, 2007	1,725,000	$1.40
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2007	1,725,000	$1.40

Exercisable at June 30, 2007	1,558,333	$1.44

The weighted average contractual life of options outstanding at June 30, 2007 was 3.83 years. The weighted average contractual life of exercisable options was 3.34 at June 30, 2007.

The following is a summary of the Company’s nonvested options for 2007:

Nonvested, at April 1, 2007	180,000
Granted	—
Vested	13,333
Forfeited	—

Nonvested, at June 30, 2007	166,667

As of June 30, 2007, there is approximately $219,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements to be recognized over the vesting period. The weighted average grant date fair value of non-vested options outstanding at June 30, 2007 is $2.50, and of options that vested during the three months ended June 30, 2007 was $1.68. The weighted average grant date fair value of unvested options outstanding at April 1, 2006 was $2.44.

The option agreements related to the options with $1.50 and $2.91 exercise prices were modified to extend the expiration date to March 31, 2009, add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008 and add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price. Since the

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – STOCK OPTIONS (continued)

put feature does not subject the holder to the normal risks of share ownership, the options are classified as liability awards and recorded at fair value. A liability of $2,796,914 is recorded at June 30, 2007 and corresponding expense of $67,728 has been recorded for the three months ended June 30, 2007.

NOTE 12 – STOCK WARRANTS

The Company entered into a stock warrant agreement effective January 12, 2004. Pursuant to the agreement, the Company issued warrants to purchase 500,000 shares of common stock in connection with a private placement. Warrants issued under the agreement have a term of 10 years.

The Company entered into stock warrant agreements effective April 2004 in connection with the issuance of convertible promissory notes. Pursuant to the agreement, the Company issued warrants to purchase 1,766,667 shares of common stock. Warrants issued under the agreement have a term of 10 years.

On December 19, 2005, the Company’s shareholders approved the issuance of warrants to purchase 2,906,666 shares of common stock to Lothian Oil Inc. The warrants are exercisable upon issuance and have a term of five years and were issued as follows:

1)	Warrant for the purchase of 953,333 shares with an exercise price of $3.15 per share;
2)	Warrant for the purchase of 1,000,000 shares with an exercise price of $3.36 per share;
3)	Warrant for the purchase of 953,333 shares with an exercise price of $3.75 per share.

Half of the 1,766,667 warrants issued during fiscal year 2005 are exercisable at $2.25 and $3.00, respectively, and have a remaining contractual life of 2 years. The warrants issued in fiscal 2006 include those issued to Lothian Oil Inc. and warrants for the purchase of 50,234 shares of common stock with an exercise price of $1.50 per share issued for legal services rendered to the Company.

The common stock and warrants owned by Lothian Oil Inc. were transferred to Walter Mize on July 31, 2007, as more fully described in Note 15.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – STOCK WARRANTS (continued)

The following schedule summarizes pertinent information with regard to the stock warrants for the three months ended June 30, 2007:

		Weighted
	Shares	Average
	Outstanding	Exercise Price

Outstanding at beginning of year, April 1, 2007	5,085,334	$3.08
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2007	5,085,334	$3.08

Exercisable	5,085,334	$3.08

NOTE 13 – PREFERRED STOCK

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

NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	THREE MONTHS ENDED June 30,
	2007	2006
Cash paid during the three months for:
Interest	$—	$26,698
Taxes	$—	$—

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS

On July 31, 2007 the Company entered into an agreement with its largest shareholder, Lothian Oil Inc. (“Lothian”). The agreement is titled “Agreement to Settle Intercompany Debt and Other Claims” (the “Lothian Agreement”) and is dated July 26, 2007. Pursuant to the terms of the Lothian Agreement, Lothian forgave $1,800,000 that it asserted the Company owed to it. In exchange for the debt forgiveness, the Company agreed to deliver to Lothian any funds in excess of $100,000 that it receives from Cano Petroleum, Inc. in connection with the sale of the assets of UHC New Mexico Corporation. The buyer, Cano Petro of New Mexico, Inc., held back the amount of $800,000 from the cash portion of the purchase price (the “Holdback Amount”) to satisfy potential environmental and title claims and payables related to the purchased assets. The holdback period ended 120 days following the date of the sale, which was March 30, 2007. During the holdback period, Cano Petro of New Mexico, Inc. disbursed to the Company $258,000 which we used to satisfy payables related to the properties, and kept the balance of the Holdback Amount to satisfy title deficiencies and environmental remediation costs. The Company does not anticipate that it will receive any remaining portion of the Holdback Amount.

The Lothian Agreement was conditioned upon the execution of a Settlement Agreement between Lothian and Mr. Walter G. Mize, the Company’s former chief executive officer and former chairman of its board of directors (the “Mize Agreement”). The Mize Agreement was also dated July 26, 2007. Pursuant to the terms of the Mize Agreement, in exchange for a payment of $250,000 from Mr. Mize to Lothian and forgiveness by Mr. Mize of debt totaling $5,318,149, Lothian transferred to Mr. Mize all of its United Heritage Corporation common stock and warrants. Lothian owned 3,759,999 shares of the Company’s common stock and warrants to purchase a total of 2,906,666 shares of our common stock.

The Lothian Agreement and the Mize Agreement were subject to the approval of the bankruptcy court overseeing the bankruptcy of Lothian. The court approved the Lothian Agreement and the Mize Agreement on July 31, 2007.

On July 23, 2007 Lothian’s board of directors and the Company’s board of directors agreed to terminate the Merger Agreement and Plan of Reorganization that Lothian and the Company entered into on February 22, 2006. The parties determined that the merger was no longer in their best interests or in the best interests of their shareholders. According to its terms, the Merger Agreement and Plan of Reorganization could be terminated and the merger abandoned by the mutual agreement of the parties. There was no material termination penalty incurred by either party as a result of the termination.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS (continued)

Changes in Control

Based on 6,446,850 shares of common stock outstanding on July 31, 2007, Mr. Mize beneficially owns approximately 58% of the Company’s voting securities. The funds transferred to Lothian by Mr. Mize to purchase Lothian’s securities were Mr. Mize’s personal funds. At Mr. Mize’s request, the board of directors of United Heritage agreed to appoint five members of his choosing to its board of directors. On July 31, 2007 Messrs. Walter G. Mize, Joe Martin, Dean Boyd, Bill Wilkins and Charles Garrett were appointed to the Company’s board of directors. No determination has yet been made as to whether any one of these individuals will serve on any committee of the board.

There are no further arrangements or understandings among members of the Company’s board of directors and Mr. Mize and the Company’s associates or his associates with respect to the election of directors or other matters. The Company has no other arrangements with Mr. Mize or any other person that could result in a change of control. The Company has not entered into any material plan, contract or arrangement, oral or written, to which the newly appointed directors are a party in connection with these appointments.

On July 19, 2007 the Company received a letter from The Nasdaq Stock Market which indicated that it did not comply with Marketplace Rule 4310(c)(3) which requires the Company to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

On July 31, 2007, the Company entered into an agreement with Lothian Oil Inc. whereby Lothian forgave $1,800,000 that it asserted the Company owed to it. The Company believes that the forgiveness of the debt to Lothian will result in an increase to stockholders' equity in excess of $2,500,000. If it does not, the Company has a commitment from Mr. Walter G. Mize, its largest stockholder, to provide enough capital to the Company to meet the minimum stockholders' equity requirement. Aside from cash, Mr. Mize has agreed, if necessary, to forfeit a put option having a value of approximately $832,500 in order to increase the Company’s stockholders' equity to meet the requirement of Marketplace Rule 4310(c)(3).

Based upon the foregoing, as of July 31, 2007, the Company believes that it has regained compliance with the stockholders' equity requirement imposed by Marketplace Rule 4310(c)(3). Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders' equity requirement and, if at the time of the Company’s next periodic report it does not evidence compliance, it may be subject to delisting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB filed by United Heritage Corporation (referred to as “the company”, “we”, “us” or “our”) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

•	whether we will be able to find financing to continue our operations;

•	whether there are changes in regulatory requirements that adversely affect our business;

•	environmental risks;

•	volatility in commodity prices, supply of, and demand for, oil and natural gas;

•	whether the recovery methods that we use in our oil and gas operations are successful;

•	the ability of management to execute its plans to meet its goals;

•	general economic conditions, whether internationally, nationally, or in the regional and local markets in which we operate, which may be less favorable than expected;

•	the difficulty of estimating the presence or recoverability of oil and natural gas reserves and future production rates and associated costs;

•	the ability to retain key members of management and key employees;

•	drilling and operating risks and expense cost escalations; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

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

Lothian Oil Inc., formerly our largest shareholder, provided us with the funds to operate from November 2005 until it declared bankruptcy on June 13, 2007. Lothian acquired its stock in October 2005. A portion of Lothian’s stock was purchased with a promissory note from Mr. Walter G. Mize and persons associated or affiliated with him. On July 31, 2007, Mr. Mize entered into a Settlement Agreement with Lothian, pursuant to which, in exchange for a payment of $250,000 from Mr. Mize to Lothian and forgiveness by Mr. Mize of debt totaling $5,318,149.18, Lothian transferred to Mr. Mize all of its United Heritage Corporation common stock and warrants. On the date of the Settlement Agreement, Lothian owned 3,759,999 shares of our common stock and warrants to purchase a total of 2,906,666 shares of our common stock.

As part of the settlement with Mr. Mize, the company and Lothian signed an agreement titled “Agreement to Settle Intercompany Debt and other Claims”. Pursuant to this agreement, Lothian forgave $1,800,000 that it asserted we owed to it. In exchange for the debt forgiveness, we agreed to deliver to Lothian any funds in excess of $100,000 that we receive from Cano Petroleum, Inc. in connection with the sale of the assets of UHC New Mexico Corporation. As we previously reported, the buyer, Cano Petro of New Mexico, Inc., held back the amount of $800,000 from the cash portion of the purchase price (the “Holdback Amount”) to satisfy potential environmental and title claims and payables related to the purchased assets. The holdback period ended 120 days following the date of the sale, which was March 30, 2007. During the holdback period, Cano Petro of New Mexico, Inc. disbursed to us $258,000 which we used to satisfy the payables, and kept the balance of the Holdback Amount to satisfy title deficiencies and environmental remediation costs. We do not anticipate that we will receive any remaining portion of the Holdback Amount.

In conjunction with the reacquisition of his common stock from Lothian, Mr. Mize was permitted to appoint five persons to our board of directors.

Prior to the settlement between Mr. Mize and Lothian, on July 23, 2007, Lothian’s board of directors and our board of directors agreed to terminate the Merger Agreement and Plan of Reorganization that Lothian and we entered into on February 22, 2006. The parties determined that the merger was no longer in their best interests or in the best interests of their shareholders. According to its terms, the Merger Agreement and Plan of Reorganization could be terminated and the merger abandoned by the mutual agreement of the parties. There was no material termination penalty incurred by either party as a result of the termination.

On March 30, 2007 our wholly-owned subsidiary, UHC New Mexico Corporation (“New Mexico”) entered into an Asset Purchase and Sale Agreement (the “Agreement”) with Cano Petro of New Mexico, Inc. (the “Buyer”) and Cano Petroleum, Inc.

Pursuant to the Agreement, New Mexico sold all of its assets to the Buyer in exchange for $7 million in cash and 404,204 shares of restricted common stock of Cano Petroleum, Inc. (the “Restricted Securities”). The purchase price was adjusted for items such as tax prorations, prepaid costs and expenses, hydrocarbons existing in storage facilities and proceeds received by New Mexico from the sale of hydrocarbons during the period from the Effective Time (defined as February 1, 2007) and the closing date. In accordance with the terms of the Agreement, the Buyer held back the amount of $800,000 from the cash portion of the purchase price to satisfy potential environmental and title claims and payables related to the purchased assets (the “Holdback Amount”). From the Holdback Amount, the Buyer disbursed to us $258,000 which we used to satisfy payables. The Buyer kept the balance of the Holdback Amount to satisfy title deficiencies and environmental remediation costs. The Restricted Securities could not be traded for a period of one year from the date of closing and subsequent to that date, no more than 25% of the Restricted Securities may be sold during any quarter. The sale of New Mexico’s assets is referred to in this Quarterly Report as the “Asset Sale”.

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

The remaining proceeds from the Asset Sale were applied to payables.

On April 20, 2005, our wholly-owned subsidiary, UHC Petroleum Corporation, owner of the leases to the properties in Texas, assigned 7,840 specific net acres of its 10,360 acre oil and gas leasehold situated in the Val Verde Basin to Dominion Oklahoma Texas Exploration & Production, Inc., which is a petroleum exploration and production company owned by Dominion Resources, Inc. (referred to in this discussion as “Dominion”). UHC Petroleum Corporation and Dominion also agreed to an area of mutual interest (“AMI”) that surrounds the 7,840 specific net acres. This AMI encompasses approximately 12,800 acres. The assignment to Dominion was for development of wells in depths below 2000 feet. Petroleum reserved all right to develop wells above 2000 feet. The term of the assignment was for two years, but would continue so long as oil, gas or associated hydrocarbons was produced in paying quantities. Dominion drilled, completed and tested a well and was studying the results of the first well, but did not drill another well within the term defined in the agreement. Petroleum notified Dominion of the violation and cancelled the assignment.

On August 2, 2005 we elected to participate with Dominion in an additional 1,555 acre oil and gas lease acquisition. We paid $14,556 for our proportionate share of the cost of the lease.

In December 2005 we again elected to participate with Dominion in an additional 640 acre oil and gas lease acquisition in Edwards County, Texas. We paid $12,000 for our proportionate share of the cost.

With the exception of the money that was paid to us by Dominion for the assignment, which totaled $625,000, we have not realized any revenues from the assignment or our participation in the oil and gas leases.

During the 2007 fiscal year, the sale price of oil produced by our properties in Texas increased by $1.53 a barrel, to $38.33 a barrel, from $36.80 a barrel during the 2006 fiscal year. Production costs during the 2007 fiscal year increased from $30.11 a barrel during the 2006 fiscal year to $144.79 a barrel.

Since we do not believe that our expenses will decrease significantly during the 2008 fiscal year, unless production and sales of oil and gas significantly increase, we may not attain profitability, or even be able to continue our business, during the 2008 fiscal year.

Except as otherwise discussed in this Quarterly Report, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations. We do not currently have any commitments for capital expenditures for the 2008 fiscal year.

Subsequent to June 30, 2007, Mr. Mize advanced us a total of $87,024 to continue our operations. Mr. Mize is not required to advance us additional funds. Until our financial situation stabilizes, we will not move forward with our plan to continue redevelopment of our properties

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt about our ability to continue as a going concern. For the three month periods ended June 30, 2007 and June 30, 2006, we had operating revenues of $3,860 and $308,465 and operating costs and expenses of $443,647 and $958,075, respectively. We have a working capital deficit of $4,010,932 at June 30, 2007. Unless we are able to obtain the financing we need to develop our properties, we will not be able to continue as a going concern.

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

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities disclosure in Note 20 to our consolidated financial statements for the fiscal year ended March 31, 2007. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

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

Impairment of Properties – We will continue to monitor our long-lived assets recorded in oil and gas properties in the consolidated balance sheet to ensure they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and gas reserves that will be produced from a field, the timing of future production, future production costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations or tax laws. All of these factors must be considered when testing a property's carrying value for impairment. We cannot predict whether impairment charges may be required in the future.

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

RESULTS OF OPERATIONS

The following selected financial data for the three months ended June 30, 2007 as compared to June 30, 2006 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30,2006

Income Data:
Revenues	$3,860	$308,465
Depreciation and depletion	338	171,374
Total operating costs and expenses	443,647	958,075
Loss from operations	(439,787)	(649,610)
Income Tax	-	-
Net gain (loss)	118,866	(700,699)
Basic and diluted gain (loss)
Per share	$0.02	$(0.11)
Weighted Average
Number of Shares	6,446,850	6,446,850

Oil and Gas Results

Our revenues for the three months ended June 30, 2007 were $3,860, a decrease of $304,605 or approximately 98.7%, as compared to revenues of $308,465 for the three months ended June 30, 2006. The decrease in sales revenue for the three months ended June 30, 2007 was due primarily to the fact that we sold the assets of New Mexico on March 30, 2007 which resulted in both decreased sales production volume and costs related to production. We are able to extract very little oil from the remaining properties we own, which are located in Texas, and no gas.

Total operating costs and expenses of $443,647 reflect a decrease of $514,428, or approximately 53.7%, for the three months ended June 30, 2007 as compared to operating expenses of $958,075 for the three months ended June 30, 2006. Depreciation and depletion decreased by $171,036, or approximately 99.8% from $171,374 in the three months ended June 30, 2007 as compared to $338 for the three months ended June 30, 2007. General and administrative expenses decreased by $423,819, or approximately 68.2%, from $620,995 in the three months ended June 30, 2006 to $197,176 in the three months ended June 30, 2007. During the three months ended June 30, 2007, we also had put option expense of $69,728 related to options granted to former employees and consultants. We had no comparable expense for the three months ended June 30, 2006. The overall reduction in operating costs and expenses resulted primarily from the sale of New Mexico’s assets.

Our net income for the three months ended June 30, 2007 was $118,866, as compared to a net loss of $700,699 for the three months ended June 30, 2006. The increase in net income was due primarily to the gain we realized as a result of the transfer to Lothian of the restricted securities we received from Cano Petroleum Inc. in conjunction with the sale of New Mexico’s assets and the loan forgiveness related thereto.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans from Lothian to finance our operations.

Due to its bankruptcy and the subsequent sale of its common stock, Lothian will no longer provide funds to us for our operations. Our largest shareholder, Mr. Mize, has advanced us a total of $87,024 since July 31, 2007, but he is under no obligation to continue advancing money to us. If Mr. Mize does not continue to provide operating funds to us and we are unsuccessful in obtaining funds from other sources, we may be required to cease our operations.

Our current assets decreased by $1,990,800 or approximately 90.1%, from $2,208,668 at March 31, 2007 to $217,868 at June 30, 2007. The decrease in our current assets was due primarily to a reduction of cash in the amount of $1,633,996, which occurred as a result of the repayment of a loan made to us by Lothian and the reduction of accounts receivable in the amount of $377,677, which occurred as a result of the sale of New Mexico’s assets. Current liabilities also increased, from $3,427,471 at March 31, 2007 to $4,228,800 at June 30, 2007, an increase of $801,329 or approximately 23.3%. The increase in current liabilities was due primarily to the liability associated with certain options that included a put right. This liability was offset by a decrease in interest accrued on the debt owed to Lothian and a decrease in payables that resulted from the sale of New Mexico’s assets. Working capital was a deficit of $4,010,932 at June 30, 2007 as compared to a working capital deficit of $1,251,518 at March 31, 2007, an increase of $2,759,414 or approximately 220%. The increase in our working capital deficit resulted primarily from a decrease in accrued interest owed to Lothian due to the payment of the Cato Unit Loan, a decrease in our accounts payable, a portion of which were paid from the proceeds of the sale of New Mexico’s assets and the accrued put liability becoming current during the quarter.

Shareholders’ equity was $803,977 at March 31, 2007, as compared to $1,018,460 at June 30, 2007, an increase of $214,483.

Total assets were $6,084,742 at June 30, 2007 as compared to $9,983,559 at March 31, 2007, a decrease of $3,898,817. The decrease in total assets resulted primarily from the sale of New Mexico’s assets and repayment of the loan due to Lothian.

Cash Flow

Our operations used $1,455,225 of cash in the three months ended June 30, 2007. Cash was used primarily for accounts payable and accrued expenses, which totaled $1,467,444 offset, in part, by accounts receivable of $377,677.

No cash was used in investing activities during the three months ended June 30, 2007. In comparison, during the three months ended June 30, 2006 we used $3,081,696 in cash to improve our oil and gas properties and equipment.

During the three months ended June 30, 2007, we obtained loan proceeds from Lothian totaling $153,218, and we used cash in the amount of $331,989 to repay advances made to us under the Lothian notes. For the period ended June 30, 2006, we advanced $1,759,568 on the Lothian notes.

At June 30, 2007 we had cash in the amount of $37,676 as compared to cash in the amount of $152,735 at June 30, 2006.

ITEM 3.	CONTROLS AND PROCEDURES

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

UNITED HERITAGE CORPORATION

	By:	/s/ C. Scott Wilson
Date: August 20, 2007		C. Scott Wilson, President and
Chief Executive Officer

	By:	/s/ Kenneth Levy
Date: August 20, 2007		Kenneth Levy, Chief Financial
Officer and Secretary