Form 10QSB
period 2007-09-30
UNITED HERITAGE CORP
filed 2007-11-14
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

Mark One
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________ ___________.

Commission File No. 0-9997

United Heritage Corporation
(Exact name of registrant as specified in charter)
Utah	87-0372826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1310 W. Wall Street, Suite A, Midland, Texas 79701
(Address of principal executive offices)

(432) 687-1131
(Registrant's telephone number, including area code)

200 North Loraine, Suite 400, Midland, Texas 79701
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

The number of shares of common stock, $0.001 par value, outstanding at November 14, 2007, was 6,446,850 shares.

Transitional Small Business Format (Check one) Yes☐ No☒

UNITED HERITAGE CORPORATION—FORM 10-QSB

Part I, Item 1. Financial Statements

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash	$5,463	$1,671,672
Accounts receivable	37,862	470,670
Inventory	29,057	31,417
Prepaid expenses	17,226	34,909
Total current assets	89,608	2,208,668

INVESTMENT in Cano Petroleum common stock, at fair value (restricted)	—	1,827,000

OIL AND GAS PROPERTIES, accounted for Using the full cost method, net of accumulated depletion and depreciation of $0 at September 30 and March 31, 2007
Proved	—	—
Unproved	5,864,587	5,864,587
	5,864,587	5,864,587

PROPERTY AND EQUIPMENT, at cost Equipment, furniture and fixtures	2,699	74,244
Vehicles	6,752	158,452
	9,451	232,696
Less accumulated depreciation	(4,803)	(149,392)
	4,648	83,304

TOTAL ASSETS	$5,958,843	$9,983,559

See notes to consolidated condensed financial statements.

Part I, Item 1. Financial Statements—Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$284,254	$1,835,148
Accounts payable, related party	124,323	797,088
Accrued expenses	343,750	343,750
Accrued interest, related party	-	451,485
Accrued put option liability	2,866,642	—
Total current liabilities	3,618,969	3,427,471

LONG-TERM LIABILITIES
Asset retirement obligation	85,430	82,942
Note payable, related parties	-	2,941,983
Accrued put option liability	-	2,727,186
Deferred tax liability	-	—
Total liabilities	3,704,399	9,179,582

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	-	—
Common stock, $.001 par value, 125,000,000 shares authorized; 6,446,850 shares issued and outstanding:	6,447	6,447
Additional paid-in capital	43,987,910	43,796,676
Accumulated deficit	(41,739,913)	(42,999,146)
Total Shareholders’ Equity	2,254,444	803,977

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,958,843	$9,983,559

See notes to consolidated condensed financial statements.

Part I, Item 1. Financial Statements—Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30,		SIX MONTHS ENDED September 30,
	2007	2006	2007	2006
OPERATING REVENUES
Oil and gas sales	$455	$347,626	$4,315	$656,091
TOTAL OPERATING REVENUES	455	347,626	4,315	656,091

OPERATING COSTS AND EXPENSES
Production and operating	30,477	468,478	63,039	634,184
Depreciation and depletion	338	175,298	676	346,672
Accretion of asset retirement obligation	1,244	-	2,488	-
General and administrative	164,159	286,897	361,335	907,892
Bad debt expense	59,812	-	202,408	-
Put option expense	69,728	-	139,456	-
TOTAL OPERATING COSTS AND EXPENSES	325,758	930,673	769,402	1,888,748

LOSS FROM OPERATIONS	(325,303)	(583,047)	(765,087)	(1,232,657)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	1,466,838	-	1,780,710	-
Gain on sale of investments	-	-	303,155	-
Gain on sale of property and equipment	8,351	-	8,351	-
Interest expense	(9,519)	(99,518)	(67,896)	(150,607)
Gain (Loss) before income tax	1,140,367	(682,565)	1,259,233	(1,383,264)

INCOME TAX BENEFIT	-	-	-	-

NET INCOME (LOSS)	$1,140,367	$(682,565)	$1,259,233	$(1,383,264)

Income (Loss) per share (basic)	$0.18	$(0.11)	$0.20	$(0.22)

Weighted average number of shares (basic)	6,446,850	6,446,850	6,446,850	6,446,850

See notes to consolidated condensed financial statements.

Part I, Item 1. Financial Statements—Continued

UNITED HERITAGE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,259,233	$(1,383,264)
Adjustments to reconcile net loss
To net cash provided by (used in) operating activities:
Depreciation and depletion	676	346,672
Accretion of asset retirement obligation	2,488	-
Gain on sale of investments	(303,155)	-
Gain on forgiveness of debt	(1,780,710)
Gain on sale of property and equipment	(8,351)	-
Realization of stock options issued	191,234	276,474
Put option expense	139,456	-
Changes in assets and liabilities:
Accounts receivable	432,808	(54,534)
Inventory	2,360	(4,533)
Other current assets	17,683	29,175
Deferred tax	-	-
Accounts payable and accrued expenses	(1,438,461)	1,702,523
Net cash (used in) provided by operating activities	(1,484,739)	912,513

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	-	(4,155,783)
Additions to equipment	(2,699)	(182,845)
Net cash used in investing activities	(2,699)	(4,338,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, related party	153,218	3,371,113
Payments on note payable, related party	(331,989)	-
Net cash provided by (used in) financing activities	(178,771)	3,371,113

(Decrease) increase in cash and cash equivalents	(1,666,209)	(55,002)

Cash at beginning of period	1,671,672	76,366

Cash at end of period	$5,463	$21,364

Non-cash Investing and Financing Activities
Investment applied to note payable and accrued interest-related party	2,130,155	—
Proceeds from sale of equipment applied to accounts payable-related party	94,030	—

See notes to consolidated condensed financial statements.

Part I, Item 1. Financial Statements—Continued

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
SIX MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance March 31, 2007	6,446,850	$6,447	$43,796,676	$(42,999,146)	—	$803,977
Stock options for services	—	—	191,234	—	—	191,234
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	1,259,233	—
Unrealized holding gain on available-for-sale security	—	—	—	—	303,155
Realized gain recognized	—	—	—	—	(303,155)
Comprehensive income	—	—	—	—	—	1,259,233

Balance September 30, 2007	6,446,850	$6,447	$43,987,910	$(41,739,913)	$—	$2,254,444

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007.

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises substantial doubt about our ability to continue as a going concern. We had net income of $1,259,233 for the six month period ended September 30, 2007 and a net loss of $11,435,134 for the fiscal year ended March 31, 2007 and, as of the same periods, we had an accumulated deficit of $41,739,913 and $42,999,146, respectively. We are not certain that we will be able to obtain the financing we need to develop our properties and alleviate doubt about our ability to continue as a going concern.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation on April 1, 2007 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows due to the significant net operating loss carryforwards of the Company.

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

NOTE 4 – INVENTORY

Inventory consists of oil in tanks of $29,057 and $31,417 at September 30, 2007 and March 31, 2007, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

	September 30, 2007	March 31, 2007
Capitalized costs of oil and gas properties:
Proved	$0	$0
Unproved	5,864,587	5,864,587
	5,864,587	5,864,587
Less accumulated depletion, depreciation, and amortization	0	0
	$5,864,587	$5,864,587

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

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

Loans from Lothian Oil Inc.

The Company had a $4,000,000 loan agreement with Lothian Oil Inc., previously its majority shareholder (the “Cato Unit Loan”). The Cato Unit Loan was subsequently increased to $8,000,000 during the 2007 fiscal year. Advances to the Company under this agreement were $2,182,843 as of March 31, 2007. The agreement, dated October 7, 2005, provided for draws as needed for the development of the Cato San Andres Unit in New Mexico. The note bore interest at 1% over the Citibank prime rate (8.25% at March 31, 2007) and was secured by a deed of trust and assignment of production, among other provisions. Loan advances were repayable monthly from 70% of the oil and gas proceeds produced by the Cato San Andres Unit. The note was due and payable on October 7, 2015 and was subordinated to the Sterling Bank agreement discussed below. The loan was reduced by $4,397,760 from the proceeds of the sale of the Cato San Andres Unit and the Tom Tom and Tomahawk Field on March 30, 2007. After the sale of these properties, the Cato Unit Loan was then secured by 404,204 shares of restricted Cano Petroleum common stock. Effective June 6, 2007, Lothian accepted the restricted Cano Petroleum common stock as full payment of the loan and accrued interest which resulted in a gain of $303,155 on the extinguishment of the debt.

The Company also had an additional $2,500,000 loan agreement with Lothian (the “Wardlaw Loan”). Advances to the Company under this agreement were $0 and $759,140 as of September 30, 2007 and March 31, 2007, respectively. The agreement, dated as of March 31, 2006, provided for draws as needed for the development of the Wardlaw Field in Texas. The note bore interest at 1% over the Citibank prime rate (8.25% at March 31, 2007) and was secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Wardlaw Field. The note was due and payable on March 31, 2016. On July 31, 2007 we entered into an agreement with our largest shareholder, Lothian Oil Inc. (“Lothian”). Pursuant to the terms of this agreement, Lothian forgave $1,800,000 that it asserted we owed to it, which amount included $753,296 in principal and $71,254 in accrued interest associated with the Wardlaw Loan. (See Note 15 - Transfer of Securities Owned by Lothian Oil Inc., below.) In exchange for the debt forgiveness, we agreed to deliver to Lothian any funds in excess of $100,000 that we receive from Cano Petroleum, Inc. in connection with the sale of the assets of UHC New Mexico Corporation. We do not anticipate that we will receive any funds in excess of $100,000 from Cano Petroleum, Inc. in connection with that sale.

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

NOTE 8 – NET LOSS PER COMMON SHARE

Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended September 30, 2007 and September 30, 2006. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

NOTE 9 – INCOME TAXES

As of March 31, 2007, the Company had net operating loss carryovers of approximately $15,300,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2026, if not previously utilized.

NOTE 10 – ESTIMATES

The preparation of interim consolidated financial statements as of September 30, 2007 in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 66,667 shares of authorized but unissued common stock for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. As a result of a grant in January 2006 to the Company’s then chief executive officer, discussed in more detail below, options to purchase 66,667 shares are outstanding under this plan.

The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 1,666,667 shares of authorized but unissued common stock. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. On September 30, 2007, there were 19 awards outstanding under the plan for the right to purchase a total of 1,658,333 shares.

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

On January 3, 2006, the Company granted options to purchase 500,000 shares to the Company’s then chief executive officer for and in consideration of services provided to the Company. The options were issued at $1.05 per share for a term of three years with one-third of the options being exercisable immediately and one-third exercisable in each of the following two years. The fair value of each option was determined to be $2.50. All of the options vested on the date that the chief executive officer separated from service.

There were no options granted during the six months ended September 30, 2007.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – STOCK OPTIONS (continued)

The following table summarizes pertinent information with regard to the Plans for the six months ended September 30, 2007:

		Weighted
		Average
	Options and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2007	1,725,000	$1.40
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at September 30, 2007	1,725,000	$1.40

Exercisable at September 30, 2007	1,558,333	$1.44

The weighted average contractual life of options outstanding at September 30, 2007 was 3.58 years. The weighted average contractual life of exercisable options was 3.09 at September 30, 2007.

The following is a summary of the Company’s nonvested options for 2007:

Nonvested, at April 1, 2007	180,000
Granted	-
Vested	13,333
Forfeited	-

Nonvested, at September 30, 2007	166,667

As of September 30, 2007, there is approximately $123,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements. This expense will be recognized in the third quarter as the remaining unvested options vested upon the option holder’s separation from service in October 2007. The weighted average grant date fair value of non-vested options outstanding at September 30, 2007 is $2.50, and of options that vested during the six months ended September 30, 2007 was $1.68. The weighted average grant date fair value of unvested options outstanding at April 1, 2006 was $2.44.

The option agreements related to the options with $1.50 and $2.91 exercise prices were modified to extend the expiration date to March 31, 2009, add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008 and add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price. Since the put feature does not subject the holder to the normal risks of share ownership, the options are classified as liability awards and recorded at fair value. A liability of $2,866,642 is recorded at September 30, 2007 and corresponding expense of $69,728 and $139,456 has been recorded for the three and six months ended September 30, 2007, respectively.

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

The common stock and warrants owned by Lothian Oil Inc. were transferred to Walter Mize on July 31, 2007 and, thereafter, from Walter Mize to Blackwood Ventures LLC on September 26, 2007, as more fully described in Note 15.

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 –  STOCK WARRANTS (continued)

The following schedule summarizes pertinent information with regard to the stock warrants for the six months ended September 30, 2007:

		Weighted
	Shares	Average
	Outstanding	Exercise Price

Outstanding at beginning of year, April 1, 2007	5,085,334	$3.08 0.88
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at September 30, 2007	5,085,334	$3.08

Exercisable	5,085,334	$3.08 0.88

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

The Certificates of Designation created 133,334 shares of Series A Preferred Stock, 30,303 shares of Series B-1 Preferred Stock and 45,455 shares of Series B-2 Preferred Stock. The Certificates of Designation were filed with the Secretary of State of Utah on May 17, 2006, however, no preferred shares have been issued as of September 30, 2007.

NOTE 14 - SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	SIX MONTHS ENDED September 30,
	2007	2006

Cash paid during the three months for:
Interest	$—	$26,698
Taxes	$—	$—

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 – TRANSFER OF SECURITIES OWNED BY LOTHIAN OIL INC.

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

UNITED HERITAGE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 – TRANSFER OF SECURITIES OWNED BY LOTHIAN OIL INC. (continued)

On September 26, 2007 Mr. Mize, entered into a Restated Stock Sale Agreement which is effective as of September 18, 2007 with Blackwood Ventures LLC (“Blackwood”), a Delaware limited liability company, pursuant to which Blackwood purchased from Mr. Mize (i) 3,759,999 shares of our common stock, (ii) a warrant for the purchase of 953,333 shares of our common stock at an exercise price of $3.15 per share, (iii) a warrant for the purchase of 1,000,000 shares of our common stock at an exercise price of $3.36 per share, and (iv) a warrant for the purchase of 953,333 shares of our common stock at an exercise price of $3.75 per share. The purchase price for the securities was $5,017,000. Blackwood purchased the securities by transferring to Mr. Mize $375,000 in cash and two promissory notes, one in the face amount of $3,767,000 and the second in the face amount of $875,000.

NOTE 16 – SUBSEQUENT EVENTS

On October 17, 2007 the Company received a letter from The Nasdaq Stock Market indicating that, because the closing bid price of the Company’s common stock was at or above $1.00 per share for a period of at least 10 consecutive business days, the Company had regained compliance with Nasdaq Marketplace Rule 4310(c)(4). The Company was notified of its non-compliance with Nasdaq Marketplace Rule 4310(c)(4) on June 15, 2007.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB filed by United Heritage Corporation (referred to as “the company”, “we”, “us” or “our”) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:

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

OVERVIEW

We are an independent producer of natural gas and crude oil based in Midland, Texas. We produce from properties we lease in Texas. We acquired our Texas property, which includes 130 potentially productive wellbores (of which approximately 44 wells are capable of producing), in February 1997. Our plan has been to develop this property by reworking many of the existing wells and drilling additional wells. However, the revenues we earn do not provide us with enough money to implement our development plan.

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

As part of the settlement with Mr. Mize, the company and Lothian signed an agreement titled “Agreement to Settle Intercompany Debt and other Claims”. Pursuant to this agreement, Lothian forgave $1,800,000 that it asserted we owed to it. Included in this amount was $753,296 in principal and approximately $71,254 in accrued interest related to a loan we received from Lothian for development of our Texas property. In exchange for the debt forgiveness, we agreed to deliver to Lothian any funds in excess of $100,000 that we receive from Cano Petroleum, Inc. in connection with the sale of the assets of UHC New Mexico Corporation. As we previously reported, the buyer, Cano Petro of New Mexico, Inc., held back the amount of $800,000 from the cash portion of the purchase price (the “Holdback Amount”) to satisfy potential environmental and title claims and payables related to the purchased assets. The holdback period ended 120 days following the date of the sale, which was March 30, 2007. During the holdback period, Cano Petro of New Mexico, Inc. disbursed to us $258,000 which we used to satisfy the payables, and kept the balance of the Holdback Amount to satisfy title deficiencies and environmental remediation costs. We do not anticipate that we will receive any remaining portion of the Holdback Amount.

In conjunction with the reacquisition of his common stock from Lothian, Mr. Mize was permitted to appoint five persons to our board of directors.

On September 26, 2007 Mr. Mize, entered into a Restated Stock Sale Agreement which was effective as of September 18, 2007 with Blackwood Ventures LLC (“Blackwood”), a Delaware limited liability company, pursuant to which Blackwood purchased from Mr. Mize all of the common stock and warrants that Mr. Mize had acquired from Lothian. The purchase price for these securities was $5,017,000. As a result of this transaction, Blackwood now owns approximately 58% of our voting securities. Blackwood purchased the securities by transferring to Mr. Mize $375,000 in cash and two promissory notes, one in the face amount of $3,767,000 and the second in the face amount of $875,000.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt about our ability to continue as a going concern. For the six month periods ended September 30, 2007 and September 30, 2006, we had operating revenues of $4,315 and $656,091 and operating costs and expenses of $769,402 and $1,888,748, respectively. We have a working capital deficit of $3,529,361 at September 30, 2007. Unless we are able to obtain the financing we need to develop our properties, we will not be able to continue as a going concern.

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

Income Taxes - Included in our net deferred tax assets are approximately $15.3 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. In addition, due to the change in control of the Company, the annual use of the net operating losses will be limited. Therefore, we have provided an allowance for the full amount of the net deferred tax asset.

Accounting Estimates - Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. In particular, there is significant judgment required to estimate oil and gas reserves, asset retirement obligations and impairment of the unproved properties. Actual results could vary significantly from the results that are obtained by using management’s estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, special purpose entities or financing partnerships.

RESULTS OF OPERATIONS

The following selected financial data for the three and six months ended September 30, 2007 as compared to the three and six months ended September 30, 2006 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

	Three months ended September 30		Six months ended September 30
	2007	2006	2007	2006

Income Data
Revenues	$455	$347,626	$4,315	$656,091
Depreciation and depletion	338	175,298	676	346,672
Total operating costs and expenses	325,758	930,673	769,402	1,888,748

Loss from operations	(325,303)	(583,047)	(765,087)	(1,232,657)

Income tax	—	—	—	—

Net gain (loss)	$1,140,367	$(682,565)	$1,259,233	$(1,383,264)

Basic and diluted gain (loss)
Per share	$0.18	$(0.11)	$0.20	$(0.22)
Weighted average
Number of shares	6,446,850	6,446,850	6,446,850	6,446,850

Oil and Gas Results

Our revenues for the three and six months ended September 30, 2007 were $455 and $4,315 respectively, a decrease of $347,171 and $651,776 or approximately 99.9% and 99.3%, respectively, from $347,626 and $656,091 in revenues we earned during the three months and six months ended September 30, 2006. The decrease in sales revenue for the three and six months ended September 30, 2007 was due primarily to the sale of our New Mexico property which, prior to the sale, accounted for a significant portion of our production and sale of oil and all of our production and sale of natural gas. We are able to extract very little oil and no gas from our Texas property.

Total operating costs and expenses of $325,758 reflect a decrease of $604,915, or approximately 65%, for the three months ended September 30, 2007 as compared to operating expenses of $930,673 for the three months ended September 30, 2006. Total operating costs and expenses of $769,402 reflect a decrease of $1,119,346, or approximately 59.3%, for the six months ended September 30, 2007 as compared to operating expenses of $1,888,748 for the six months ended September 30, 2006. The significant decrease in operating expenses for the three and six months ended September 30, 2007 resulted primarily from a decrease in production and operating costs which resulted from the sale of our New Mexico property, a decrease in depreciation and depletion expense which also resulted from the sale of our New Mexico property, and a reduction in general and administrative expenses. Production and operating expenses decreased by $438,001, or approximately 93.5% from $468,478 to $30,477 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 and by $571,145, or approximately 90.1%, from $634,184 to $63,039 for the six months ended September 30, 2007 as compared to the six months ended September 30, 2006. Depreciation and depletion decreased by $174,960, or approximately 99.8% from $175,298 in the three months ended September 30, 2006 as compared to $338 for the three months ended September 30, 2007. Depreciation and depletion decreased by $345,996, or approximately 99.8% from $346,672 in the six months ended September 30, 2006 as compared to $676 for the six months ended September 30, 2007. General and administrative expenses decreased by $122,738, or approximately 42.8%, from $286,897 in the three months ended September 30, 2006 to $164,159 in the three months ended September 30, 2007. General and administrative expenses decreased by $546,557, or approximately 60.2%, from $907,892 in the six months ended September 30, 2006 to $361,335 in the six months ended September 30, 2007 due primarily to decreases in professional fees, insurance and stock compensation expense. We had no bad debt expense for the three and six months ended September 30, 2006 as compared to a bad debt expense of $59,812 and $202,408 for the three and six months ended September 30, 2007. This expense resulted from the amounts due from the sale of the New Mexico properties that were ultimately not collected. For the three and six months ended September 30, 2007, we also incurred a put option expense of $69,728 and $139,456, respectively, related to certain option agreements issued to certain of our former employees and consultants. We had no comparable expense for the three and six months ended September 30, 2006.

Our loss from operations for the three months and six months ended September 30, 2007 was $325,303 and $765,087, respectively, as compared to a loss from operations of $583,047 and $1,232,657 for the three and six months ended September 30, 2006.

Other income (expense) included gain on forgiveness of debt of $1,466,838 and $1,780,710 during the three months and six months ended September 30, 2007 which related to the forgiveness of debt owed to Lothian. We also experienced a gain on the sale of investments in the amount of $303,155 that related to the transfer of our common stock in Cano Petroleum, Inc. to Lothian as full payment for the Cato Unit Loan. We also experienced a gain on the sale of property and equipment which occurred during the three months ended September 30, 2007. Offsetting our other income was interest expense of $9,519 and $67,896 incurred in the three and six months ended September 30, 2007. As a result of the payment of the loans owed to Lothian, interest expense decreased by $89,999 or approximately 90.4% during the three months ended September 30, 2007, from $99,518 for the three months ended September 30, 2006 to $9,519 for the three months ended September 30, 2007, and by $82,711 or approximately 55% during the six months ended September 30, 2007, from $150,607 for the six months ended September 30, 2006 to $67,896 for the six months ended September 30, 2007.
As a result of the forgiveness of the debt we owed to Lothian, we had net income for the three months and six months ended September 30, 2007 of $1,140,367 and $1,259,233, respectively, as compared to a net loss of $682,565 and $1,383,264 for the three months and six months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans from Lothian to finance our operations.

Due to Lothian’s bankruptcy and the subsequent sale of its securities to Mr. Mize, Lothian will no longer provide funds to us for our operations. During the period from July 31, 2007, the date on which Lothian’s securities in United Heritage Corporation were transferred to Mr. Mize, until September 26, 2007, the date on which Mr. Mize transferred the securities to Blackwood Ventures LLC, Mr. Mize advanced us a total of $124,323. Mr. Mize is under no obligation to continue advancing money to us and it is not likely that he will. If Mr. Mize does not continue to provide operating funds to us and we are unsuccessful in obtaining funds from other sources, we may be required to cease our operations.

Our current assets decreased by $2,119,060 or approximately 96%, from $2,208,668 at March 31, 2007 to $89,608 at September 30, 2007. The decrease in our current assets was due primarily to a reduction of cash in the amount of $1,666,209, from $1,671,672 at March 31, 2007 to $5,463 at September 30, 2007, which was used to pay accounts payable. and the reduction of accounts receivable in the amount of $432,808, from $470,670 at March 31, 2007 to $37,862 at September 30, 2007, which occurred as a result of the forgiveness of the debt we owed to Lothian. We also experienced a slight reduction of $2,360 in inventory, from $31,417 at March 31, 2007 to $29,057 at September 30, 2007 and a reduction in the amount of $17,683 of prepaid expenses, from $34,909 at March 31, 2007 to $17,226 at September 30, 2007. The reduction in prepaid expenses resulted from amortization of our prepaid Nasdaq listing fee.

Current liabilities also increased, from $3,427,471 at March 31, 2007 to $3,618,969 at September 30, 2007, an increase of $191,498 or approximately 5.6%. The increase in current liabilities was due primarily to the liability associated with certain options that included a put right. This liability was offset by a decrease in interest accrued on the debt owed to Lothian, which at March 31, 2007 was $451,485 and at September 30, 2007 was $0, a decrease of $672,765 in accounts payable, which at March 31, 2007 were $797,088 and at September 30, 2007 were $124,323, and a decrease in payables to related parties in the amount of $1,550,894, from $1,835,148 at March 31, 2007 to $284,254 at September 30, 2007, that resulted from the sale of New Mexico’s assets. Working capital was a deficit of $3,529,361 at September 30, 2007 as compared to a working capital deficit of $1,251,518 at March 31, 2007, an increase of $2,277,843 or approximately 182%. The increase in our working capital deficit resulted primarily from the accrued put liability of $2,866,642 becoming current during the six month period ended September 30, 2007.

Shareholders’ equity was $803,977 at March 31, 2007, as compared to $2,254,444 at September 30, 2007, an increase of $1,450,467 due primarily to the debt that was forgiven by Lothian Oil.

There was a decline of $4,024,716 or approximately 40.3% in our total assets, from $9,983,559 at March 31, 2007 to $5,958,843 at September 30, 2007. Aside from the decrease in current assets, the decrease in total assets resulted from the transfer of our common stock in Cano Petroleum Inc., which had a fair value of $1,827,000 at March 31, 2007, to Lothian as a partial repayment of the Cato Unit Loan and we sold most of our property and equipment, which had a value of $83,304 at March 31, 2007 when we sold our New Mexico property. At September 30, 2007 our property and equipment had a value of $4,648.

Cash Flow

Our operations used $1,484,739 of cash in the six months ended September 30, 2007. Cash was used primarily for accounts payable and accrued expenses, which totaled $1,433,461 offset, in part, by accounts receivable of $432,808.

Cash of $2,699 was used in investing activities during the six months ended September 30, 2007. In comparison, during the six months ended September 30, 2006 we used $4,338,628 in cash to improve our oil and gas properties and equipment.

During the three months ended September 30, 2007, we obtained loan proceeds from Lothian totaling $153,218, and we used cash in the amount of $331,989 to repay advances made to us by Lothian. For the period ended September 30, 2006, we received advances of $3,371,113 from Lothian.

At September 30, 2007 we had cash in the amount of $5,463 as compared to cash in the amount of $21,364 at September 30, 2006.

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

PART II – OTHER INFORMATION

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

UNITED HERITAGE CORPORATION

By:	/s/ Joseph F. Langston Jr.

Date: November 14, 2007	Joseph F. Langston Jr, Interim President, Interim Chief Executive Officer and Chief Financial Officer