Form 10QSB/A
period 2007-09-30
UNITED HERITAGE CORP
filed 2007-12-05
CIK 354567

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

(432) 687-113 1
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

EXPLANATORY NOTE

United Heritage Corporation filed its quarterly report on Form 10-QSB for the period ended September 30, 2007 (the “Original Filing”) on November 14, 2007. On November 27, 2007 we raised funds through an offering of our securities. The purpose of this Amendment No. 1 to the Original Filing is to include a subsequent event footnote to our financial statements disclosing our receipt of the offering proceeds and their effect on our cash and shareholders’ equity. We have also corrected the weighted average exercise price of our stock warrants at Note 12, which appears on page 17 of this Amendment No. 1.

The other portions of the Original Filing are unaffected by the changes described above and have not been amended. Except as set forth above, all information included in this Amendment No. 1 is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Accordingly, this amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. The filing of this Amendment No. 1 to the Original Filing shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
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

On November 27, 2007 the Company completed the sale of units having a total gross value of $600,000. The units were comprised of (i) 32,000 shares of the Company’s common stock, par value $0.001 per share and (ii) a 5 year callable warrant to purchase up to 52,253 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.40 per share. The warrants may not be exercised until the Company’s shareholders approve the issuance. The Company sold a total of 25 units at a price of $24,000 per unit for net cash proceeds of approximately $503,909. The Company also converted debt in the amount of $96,000 into units. No underwriting discounts or commissions were paid in connection with the offering. The Company is obligated to register up to 1,306,325 of the shares underlying the warrants, subject to compliance with rule 415 promulgated under the Securities Act of 1933. The pro forma effect of the receipt of the net offering proceeds on the Company’s balance sheet is an increase to cash of $503,909, a decrease to debt of $96,000 and an increase to Shareholders’ Equity of $599,909. This financing raises Shareholders’ Equity to $2,854,353 as of November 27, 2007, the completion of the offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HERITAGE CORPORATION

	By:	/s/ Joseph F. Langston Jr.
Date: December 5, 2007		Joseph F. Langston Jr, Interim President, Interim Chief Executive Officer and Chief Financial Officer