Form 10QSB
period 2007-12-31
UNITED HERITAGE CORP
filed 2008-02-19
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

Commission File No. 001-10179

United Heritage Corporation
(Exact name of registrant as specified in charter)

Utah	87-0372826
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 200, One Energy Square, 4825 Greenville Avenue, Dallas, Texas 75206
(Address of principal executive offices)

(214) 800-2663
(Issuer’s telephone number)

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

The number of shares of common stock, $0.001 par value, outstanding at January 30, 2008, was 7,592,456 of which 345,606 are to be physically issued.

Transitional Small Business Format (Check one): Yes ☐ No☒

UNITED HERITAGE CORPORATION—FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$229,260	$1,671,672
Accounts receivable	19,056	470,670
Inventory	37,201	31,417
Prepaid expenses	12,716	34,909
Total current assets	298,233	2,208,668

INVESTMENT in Cano Petroleum common stock, at fair value (restricted)	—	1,827,000

OIL AND GAS PROPERTIES, accounted for Using the full cost method, net of accumulated depletion and depreciation of $0 at December 31 and March 31, 2007
Proved	—	—
Unproved	5,914,783	5,864,587
	5,914,783	5,864,587

PROPERTY AND EQUIPMENT, at cost Equipment, furniture and fixtures	8,751	74,244
Vehicles	6,752	158,452
	15,503	232,696
Less accumulated depreciation	(5,141)	(149,392)
	10,362	83,304

TOTAL ASSETS	$6,223,378	$9,983,559

See notes to the consolidated condensed financial statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Continued)

	December 31, 2007	March 31, 2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$142,038	$1,835,148
Accounts payable, related party	10,000	797,088
Accrued expenses	343,750	343,750
Accrued interest, related party	—	451,485
Accrued put option liability	2,936,370	—
Total current liabilities	3,432,158	3,427,471

LONG-TERM LIABILITIES
Asset retirement obligation	86,674	82,942
Note payable, related parties	—	2,941,983
Accrued put option liability	—	2,727,186
Total liabilities	3,518,832	9,179,582

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 7,592,456 and 6,446,850 shares issued and outstanding, respectively:	7,593	6,447
Additional paid-in capital	46,180,942	43,796,676
Accumulated deficit	(43,483,989)	(42,999,146)
Total Shareholders’ Equity	2,704,546	803,977

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,223,378	$9,983,559

See notes to the consolidated condensed financial statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED December 31,		NINE MONTHS ENDED December 31,
	2007	2006	2007	2006
OPERATING REVENUES
Oil and gas sales	$24,311	$253,904	$26,266	$909,995
TOTAL OPERATING REVENUES	24,311	253,904	26,266	909,995

OPERATING COSTS AND EXPENSES
Production and operating	21,672	406,736	82,351	1,040,920
Depreciation and depletion	338	156,621	1,014	503,293
Accretion of asset retirement obligation	1,244	—	3,732	—
General and administrative	1,636,778	172,557	1,998,113	1,080,449
Bad debt expense	41,406	—	243,814,	—
Put option expense	69,728	—	209,184	—
TOTAL OPERATING COSTS AND EXPENSES	1,771,166	735,914	2,538,208	2,624,662

LOSS FROM OPERATIONS	(1,746,855)	(482,010)	(2,511,942)	(1,714,667)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	—	—	1,780,710	—
Gain on sale of investments	—	—	303,155	—
Gain on sale of property and equipment	5,000	—	13,351	—
Interest expense	(2,221)	(145,140)	(70,117)	(295,747)
Income (Loss) before income tax	(1,744,076)	(627,150)	(484,843)	(2,010,414)

INCOME TAX BENEFIT	—	—	—	—

NET INCOME (LOSS)	$(1,744,076)	$(627,150)	$(484,843)	$(2,010,414)

Income (Loss) per share (basic)	$(0.26)	$(0.10)	$(0.07)	$(0.32)

Weighted average number of shares (basic)	6,778,886	6,446,850	6,557,931	6,446,850

See notes to the consolidated condensed financial statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(484,843)	$(2,010,414)
Adjustments to reconcile net loss
To net cash provided by (used in) operating activities:
Depreciation and depletion	1,014	503,293
Accretion of asset retirement obligation	3,732	—
Gain on sale of investments	(303,155)	—
Gain on forgiveness of debt	(1,780,710)	—
Gain on sale of property and equipment	(13,351)	—
Realization of stock options and warrants issued	1,519,242	341,601
Put option expense	209,184	—
Changes in assets and liabilities:
Accounts receivable	355,614	(49,659)
Inventory	(5,784)	(14,659)
Other current assets	22,193	39,467
Deferred tax	—	—
Accounts payable and accrued expenses	(875,568)	1,768,769
Net cash (used in) provided by operating activities	(1,352,432)	578,762

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	—	(5,732,183)
Additions to equipment	(8,751)	(141,059)
Net cash used in investing activities	(8,751)	(5,873,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, related party	153,218	5,389,502
Issuance of common stock	504,360	—
Payments on note payable, related party	(331,989)	—
Net cash provided by financing activities	325,589	5,389,502

(Decrease) increase in cash and cash equivalents	(1,035,594)	95,002

Cash at beginning of period	1,671,672	76,366

Cash at end of period	$229,260	$171,388

Non-cash Investing and Financing Activities
Investment applied to note payable and accrued interest-related party	2,130,155	—
Proceeds from sale of equipment applied to accounts payable-related party	94,030	—
Conversion of accounts payable to equity	361,464	—

See notes to the consolidated condensed financial statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2007	6,446,850	$6,447	$43,796,676	$(42,999,146)	$803,977
Stock options for services	—	—	314,367	—	314,367
Issuance of common stock for conversion of debt	473,606	474	361,464	—	361,938
Issuance of common stock for cash	672,000	672	503,560	—	504,232
Warrants issued for service	—	—	1,204,875	—	1,204,875
Net loss	—	—	—	(484,843)

Balance December 31, 2007	7,592,456	$7,593	$46,180,942	$(43,483,989)	$2,704,546

See notes to the consolidated condensed financial statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of United Heritage Corporation, a Utah corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated condensed financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007.

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has a working capital deficit which raises substantial doubt as to its ability to continue as a going concern. The Company had a net loss of $484,843 for the nine months ended December 31, 2007 and a net loss of $11,435,134 for the fiscal year ended March 31, 2007 and, as of the same periods, the Company had an accumulated deficit of $43,483,989 and $42,999,146, respectively. During the quarter ended December 31, 2007, the Company raised gross proceeds of approximately $504,000 in cash in additional equity financings, and approximately $362,000 in debt conversion of debt to equity, however, there can be no assurance that the Company will be able to continue to obtain the financing it needs to develop its properties and alleviate doubt as to the Company’s ability to continue as a going concern.

NOTE 2 – NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 19-1, Accounting for Suspended Well Costs, amends Statement of Financial Accounting Standards (“SFAS”) Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, to provide revised guidance concerning the criteria for continued capitalization of exploratory costs when wells have found reserves that cannot yet be classified as proved. FSP FAS No. 19-1 provides circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when additional exploration wells are necessary to justify major capital expenditures and those wells are under way or firmly planned for the near future. Generally, the statement allows exploratory well costs to continue to be capitalized when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company utilizes the full cost method to account for its oil and gas properties. As a result, the impact of FSP FAS No. 19-1 is expected to be minimal.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after April 1, 2006 are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of April 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon the Company’s adoption of SFAS No. 123(R).

Prior to adopting SFAS No. 123(R), the Company accounted for its employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 on April 1, 2007 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows due to the significant net operating loss carryforwards of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which establishes an approach requiring the quantification of financial statement errors based on the effect of the error on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and “roll-over” methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements; however, its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company applied the provisions of SAB No. 108 in connection with the preparation of the Company’s annual financial statements for the year ending March 31, 2007. The use of the dual approach did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – NEW ACCOUNTING STANDARDS (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Although the disclosure requirements may be expanded where certain assets or liabilities are fair valued such as those related to stock compensation expense and hedging activities, the Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements

NOTE 3 – SECURITIES

At March 31, 2007, securities consisted of the following:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Estimated Fair Value

Restricted Common Stock	$1,827,000			$1,827,000

Total	$1,827,000			$1,827,000

These securities were restricted shares of Cano Petroleum, Inc. common stock with an estimated fair value that approximated cost. On June 6, 2007 these securities were exchanged for forgiveness of the balance of principal and interest due to Lothian Oil Inc. for the Cato Unit Loan, as more fully described in Note 7. A gain of $303,155 was recognized upon the transfer to Lothian Oil Inc.

NOTE 4 – INVENTORY

Inventory consists of oil in tanks of $37,201 and $31,417 at December 31, 2007 and March 31, 2007, respectively.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – OIL AND GAS PROPERTIES

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization are as follows:

	December 31, 2007	March 31, 2007
Capitalized costs of oil and gas properties:
Proved	$—	$—
Unproved	5,914,783	5,864,587
	5,914,783	5,864,587
Less accumulated depletion, depreciation,
and amortization	—	—
	$5,914,783	$5,864,587

NOTE 6 – CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk with respect to accounts receivable consist principally of oil and gas purchasers. The majority of the accounts receivable balance relates to the post-closing adjustments from the sale of the Company’s New Mexico properties. No allowance for doubtful accounts has been provided because management has determined the recorded amounts were fully collectible.

NOTE 7 – NOTE PAYABLE TO RELATED PARTY

Loans from Lothian Oil Inc.

The Company had a $4,000,000 loan agreement with Lothian Oil Inc. (“Lothian”), previously its majority shareholder (the “Cato Unit Loan”). The Cato Unit Loan was subsequently increased to $8,000,000 during the year ended March 31, 2007. Advances to the Company under this agreement were $2,182,843 as of March 31, 2007. The agreement, dated October 7, 2005, provided for draws as needed for the development of the Cato San Andres Unit in New Mexico. The note bore interest at 1% over the Citibank prime rate (8.25% at March 31, 2007) and was secured by a deed of trust and assignment of production, among other provisions. Loan advances were repayable monthly from 70% of the oil and gas proceeds produced by the Cato San Andres Unit. The note was due and payable on October 7, 2015 and was subordinated to the Sterling Bank agreement discussed below. The loan was reduced by $4,397,760 from the proceeds of the sale of the Cato San Andres Unit and the Tom Tom and Tomahawk Field on March 30, 2007. After the sale of these properties, the Cato Unit Loan was then secured by 404,204 shares of restricted Cano Petroleum, Inc. (“Cano Petroleum”) common stock. Effective June 6, 2007, Lothian accepted the restricted Cano Petroleum common stock as full payment of the loan and accrued interest which resulted in a gain of $303,155 on the extinguishment of the debt.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – NOTE PAYABLE TO RELATED PARTY (continued)

The Company also had an additional $2,500,000 loan agreement with Lothian (the “Wardlaw Loan”). Advances to the Company under this agreement were $0 and $759,140 as of December 31, 2007 and March 31, 2007, respectively. The agreement, dated as of March 31, 2006, provided for draws as needed for the development of the Wardlaw field in Texas (the “Wardlaw Field”). The note bore interest at 1% over the Citibank prime rate (8.25% at March 31, 2007) and was secured by a deed of trust and assignment of production, among other provisions. Loan advances are repayable monthly from 70% of the oil and gas proceeds produced by the Wardlaw Field. The note was due and payable on March 31, 2016. On July 31, 2007 the Company entered into an agreement with its largest shareholder, Lothian. Pursuant to the terms of this agreement, Lothian forgave $1,800,000 that it asserted the Company owed to it, which amount included $753,296 in principal and $71,254 in accrued interest associated with the Wardlaw Loan. In exchange for the debt forgiveness, the Company agreed to deliver to Lothian any funds in excess of $100,000 that it received from Cano Petroleum in connection with the sale of the assets of UHC New Mexico Corporation. The Company does not anticipate that it will receive any funds in excess of $100,000 from Cano Petroleum in connection with that sale.

NOTE 8 – NET LOSS PER COMMON SHARE

Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods ended December 31, 2007 and December 31, 2006. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive. All outstanding options and warrants are priced above the closing price of the Company’s common stock at December 31, 2007, and likewise are not included in potential common shares outstanding.

NOTE 9 – INCOME TAXES

As of March 31, 2007, the Company had net operating loss carryovers of approximately $15,300,000 available to offset future income for income tax reporting purposes, which will ultimately expire in 2026, if not previously utilized.

NOTE 10 – ESTIMATES

The preparation of condensed consolidated financial statements as of the period ended December 31, 2007 in conformity with United States GAAP require management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. For example, estimates of oil and gas reserves, asset retirement obligations and impairment on unproved properties held by the Company are particularly sensitive, and actual results could differ materially from any estimates contained in the Company’s condensed consolidated financial statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – STOCK OPTIONS

Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998 (the “1998 Plan”). The 1998 Plan and its subsequent amendment set aside 66,667 shares of authorized but unissued common stock for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. As a result of a grant in January 2006 to the Company’s then chief executive officer, discussed in more detail below, options to purchase 66,667 shares are outstanding under this plan.

The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 1,666,667 shares of authorized but unissued common stock (the “2000 Plan”). Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the 2000 Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. On December 31, 2007, there were 19 awards outstanding under the 2000 Plan for the right to purchase a total of 1,658,333 shares.

On May 30, 2003 the Company granted 1,051,667 options under the 2000 Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $1.50 per share. During the fiscal year ended March 31, 2006, the Company granted an option for 40,000 shares to a member of the Board of Directors for and in consideration of services provided to the Company. The option was issued at $2.91 per share for a term of five years with vesting over a three-year period.

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

There were no options granted during the three or nine months ended December 31, 2007.

UNITED HERITAGE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – STOCK OPTIONS (continued)

The following table summarizes pertinent information with regard to the 1998 Plan and 2000 Plan for the nine months ended December 31, 2007:

		Weighted Average
	Option and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2007	1,725,000	$3.40
Granted
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2007	1,725,000	$1.40

Exercisable at December 31, 2007	1,725,000	$1.40

The weighted average contractual life of options outstanding at December 31, 2007 was 3.33 years. The weighted average contractual life of exercisable options was $3.33 at December 31, 2007.

The following is a summary of the Company’s nonvested options for 2007:

Nonvested, at April 1, 2007	180,000
Granted	—
Vested	180,000
Forfeited	—

Nonvested, at December 31, 2007	—

During the third quarter the remaining unvested options vested upon the option holder’s separation from service in October 2007. The weighted average grant date fair value of options that vested during the nine months ended December 31, 2007 was $1.19. The weighted average grant date fair value of unvested options outstanding at April 1, 2006 was $2.44.

The option agreements related to the options with $1.50 and $2.91 exercise prices were modified to extend the expiration date to March 31, 2009, add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008 and add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price. Since the put feature does not subject the holder to the normal risks of share ownership, the options are classified as liability awards and recorded at fair value. A liability of $2,936,370 is recorded at December 31, 2007 and corresponding expense of $69,728 and $209,184 has been recorded for the three and nine months ended December 31, 2007, respectively.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
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

On December 19, 2005, the Company’s shareholders approved the issuance of warrants to purchase 2,906,666 shares of common stock to Lothian. The warrants are exercisable upon issuance and have a term of five years and were issued as follows:

1)	Warrant for the purchase of 953,333 shares with an exercise price of $3.15 per share;

2)	Warrant for the purchase of 1,000,000 shares with an exercise price of $3.36 per share;

3)	Warrant for the purchase of 953,333 shares with an exercise price of $3.75 per share.

Half of the 1,766,667 warrants issued during the fiscal year ended March 31, 2005 are exercisable at $2.25 and $3.00, respectively, and have a remaining contractual life of 2 years. The warrants issued in the fiscal year ended March 31, 2006 include those issued to Lothian Oil Inc. and warrants for the purchase of 50,234 shares of common stock with an exercise price of $1.50 per share issued for legal services rendered to the Company.

The common stock and warrants owned by Lothian were transferred to Walter G. Mize (“Mize”) on July 31, 2007 and, thereafter, from Mize to Blackwood Ventures LLC (“Blackwood”) on September 26, 2007, as more fully described in Note 17.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – STOCK WARRANTS (continued)

During the quarter ended December 31, 2007, there were 10,306,325 warrants issued, as more fully described in Notes 15 and 16.

United Heritage Corporation Warrants Issuance Quarter Ended 12/31/07

Issuance Date	Warrant Holder	Warrants	Exercise Price
11/28/2007	DK True Energy Development Ltd. & RTP Secure Energy Corp.	9,000,000	$1.05
11/28/2007	Private Placement	1,306,325	$1.40

	Total	10,306,325

The following schedule summarizes pertinent information with regard to the stock warrants for the nine months ended December 31, 2007:

		Weighted
	Shares	Average
	Outstanding	Exercise Price

Outstanding at beginning of year, April 1, 2007	5,085,334	$3.08
Granted	10,306,325	1.09
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2007	15,391,659	$1.75

Exercisable	5,085,334	$3.08

An expense of $1,204,875, related to the compensatory warrants issued to DK True Energy Development Ltd. and RTP Secure Energy Corp., was recorded in the three and nine months ended December 31, 2007. An additional compensation expense of approximately $8.2 million will be recorded over the vesting term of such warrants.

In addition, the Company, as part of an independent consulting services agreement, has agreed to issue a warrant to purchase up to 1,600,000 shares of common stock to Applewood Energy Inc., and a warrant to purchase up to 1,000,000 shares of common stock to GWB Petroleum Consultants, Ltd., as more fully described in Note 16 - Consulting Agreements. The Company has also agreed to issue a warrant to purchase up to 1,500,000 shares of common stock to Joseph Langston, and a warrant to purchase up to 1,500,000 shares of common stock to Blackwood Capital Limited, as more fully described in Note 18 - Subsequent Events - Consultants. Each of the above-referenced warrants will be issued upon receipt of shareholder approval in accordance with applicable federal securities laws and in compliance with Nasdaq Marketplace Rule 4350 (“Rule 4350”).

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

The Certificates of Designation created 133,334 shares of Series A Preferred Stock, 30,303 shares of Series B-1 Preferred Stock and 45,455 shares of Series B-2 Preferred Stock. The Certificates of Designation were filed with the Secretary of State of the State of Utah on May 17, 2006, however, no preferred shares have been issued as of December 31, 2007.

NOTE 14 – SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

	NINE MONTHS ENDED December 31,
	2007	2006

Cash paid during the three months for:
Interest	$—	$26,698
Taxes	$—	$—

NOTE 15 – ISSUANCE OF COMMON STOCK

On November 28, 2007 the Company completed the sale and issuance of units having a total gross value of $600,000 in a private placement to accredited investors (the “November Offering”). Each unit was comprised of (i) 32,000 shares of the Company’s common stock, par value $0.001 per share, and (ii) a 5 year callable warrant to purchase up to 52,253 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.40 per share. The warrants may not be exercised until the Company obtains shareholder approval of their issuance. The Company sold and issued a total of 21 units at a price of $24,000 per unit, for net cash proceeds of approximately $504,000. The Company also converted debt in the amount of $96,000 owed to Blackwood, its largest shareholder, into 4 units. The per share price of the common stock included in the units was less than the per share book or market value of the Company’s common stock on the date of sale. No underwriting discounts or commissions were paid in connection with the November Offering. The Company is obligated to register the shares underlying the warrants, subject to compliance with Rule 415 promulgated under the Securities Act of 1933, as amended.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 – CONSULTING AGREEMENTS

On November 28, 2007 the Company entered into a 12 month consulting agreement (the “Consulting Agreement”) with DK True Energy Development Ltd., a member of Blackwood, the Company’s largest shareholder, and RTP Secure Energy Corp. (together, the “Consultants”). In accordance with the terms of the Consulting Agreement, the Consultants are to provide the Company with, among other things, reservoir analysis, and geological and engineering expertise, as required and reasonably requested by the Company from time to time, as well as to assist the Company with respect to: (i) reviewing technical data and providing advice regarding the development of the Wardlaw Field; (ii) identifying and introducing the Company to management candidates, including prospective members of the board of directors and officers; (iii) interacting with the Company’s potential investors; and (iv) assisting and advising the Company with respect to developing a pilot program and a full development plan for the full production of the Wardlaw Field.

In lieu of cash compensation, the Consultants will receive 5-year warrants to purchase up to a total of 9,000,000 shares of common stock, at an exercise price of $1.05 per share, exercisable after December 31, 2007 and only on a cashless basis (such that fewer than 9,000,000 shares will be issued). The Consultants’ warrants are subject to shareholder approval in accordance with applicable federal securities laws and in compliance Rule 4350. The Company’s majority shareholder, Blackwood, has executed a voting agreement to approve the Consultants’ warrants. The Consultants’ warrants will vest, in the aggregate, as follows: (i) 1,147,500 warrant shares will vest upon effective shareholder approval; (ii) 2,452,500 warrant shares will vest upon the Company’s announcement that it is moving forward with a development program based on the results of the pilot program of the Wardlaw Field; and (iii) 5,400,000 warrant shares will vest at the rate of 675,000 shares for each increase of an average of 250 barrels of oil per day produced by the Company in any calendar month following the warrant issue date. Notwithstanding the foregoing, the Consultants’ warrants will vest entirely upon a change of control transaction, including an agreement for the sale or disposition of more than 50% of the Company’s interest in the Wardlaw Field. The Company is obligated to use its best efforts to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 180 days providing for the resale of an aggregate of 6,500,000 of the Consultants’ warrant shares, subject to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

Officers and Directors

On November 28, 2007, the Company entered into a consulting agreement with Applewood Energy, Inc., (“Applewood”), effective as of November 1, 2007 (the “Applewood Agreement”), pursuant to which Applewood agreed to provide the Company, for a period of two years from the effective date, the services of Mr. Paul D. Watson (“Watson”), as Chief Operating Officer and a member of board of directors.

As compensation for the services to be rendered under the terms of the Applewood Agreement, the Company agreed to issue Applewood shares of common stock having a value of $60,000 and pay cash compensation of $5,000 per month. Upon completion of the first and second years of the Applewood Agreement, the Company will pay Applewood a bonus, in shares of common stock, equal to the amount of Applewood’s annual compensation. Upon the achievement of certain milestones, Applewood will be entitled receive warrants to purchase shares of the Company’s common stock as follows: (i) the right to purchase 400,000 shares of common stock at an exercise price of $2.00 per share vesting upon completion

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

OTE 16 – CONSULTING AGREEMENTS (continued)

of a successful pilot; (ii) the right to purchase 400,000 shares of common stock at an exercise price of $2.00 per share when the Company’s 30 day average production reaches 1,000 barrels of oil equivalent per day (“BOE/D”); (iii) the right to purchase 400,000 shares of common stock at an exercise price of $2.50 per share vesting when the Company’s 30 day average production reaches 2,000 BOE/D; and (iv) the right to purchase 400,000 shares of common stock having an exercise price of $3.00 per shares when the Company’s 30 day average production reaches 3,000 BOE/D. Before the Company can issue the shares of common stock for the bonus and the warrants, it must seek approval from its shareholders pursuant to Rule 4350.

In the event of a business combination or change of control, as they are defined in the Applewood Agreement, all unvested warrants issued to Applewood will immediately vest and Applewood will have the right to receive, upon exercise of its warrants and payment of the exercise price, subject in all cases to completion of a successful pilot, the kind and amount of shares of capital stock or other securities or property which it would have been entitled to receive upon or as a result of such combination or change of control had the warrants been exercised immediately prior to such event. In the event of a business combination or change of control which results in the termination of the Applewood Agreement, Applewood will receive a 12 month severance package payable upon the effective date of the transaction and only as to the cash portion of Applewood’s annual compensation.

On November 28, 2007 the Company entered into a consulting agreement with GWB Petroleum Consultants Ltd. (“GWB”), effective as of November 1, 2007 (the “GWB Agreement”), pursuant to which GWB agreed to provide the Company, for a period of two years from the effective date, the services of Mr. Geoffrey W. Beatson (“Beatson”) as Vice President of Engineering and Production.

As compensation for the services to be rendered under the terms of the GWB Agreement, the Company agreed to pay GWB $550 per day until January 1, 2008, and thereafter $12,000 per month. Upon completion of the first and second years of the GWB Agreement, the Company will pay GWB a bonus, in shares of its common stock, equal to the amount of GWB’s annual cash compensation. Upon the achievement of certain milestones, GWB will also receive warrants to purchase shares of the Company’s common stock as follows: (i) the right to purchase 250,000 shares of common stock at an exercise price of $2.00 per share vesting upon completion of a successful pilot; (ii) the right to purchase 250,000 shares of common stock at an exercise price of $2.00 per share when the Company’s 30 day average production reaches 1,000 BOE/D; (iii) the right to purchase 250,000 shares of common stock at an exercise price of $2.50 per share vesting when the Company’s 30 day average production reaches 2,000 BOE/D; and (iv) the right to purchase 250,000 shares of common stock having an exercise price of $3.00 per shares when the Company’s 30 day average production reaches 3,000 BOE/D.

In the event of a business combination or change of control, as they are defined in the GWB Agreement, all unvested warrants issued to GWB will immediately vest and GWB will have the right to receive, upon exercise of its warrants and payment of the exercise price, subject in all cases to completion of a successful pilot, the kind and amount of shares of capital stock or other securities or property which it would have been entitled to receive upon or as a result of such combination or change of control had the warrants been exercised immediately prior to such event. In the event of a business combination or change of control which results in the termination of the GWB Agreement, GWB shall receive a 12 month severance package payable upon the effective date of the transaction and only as to the cash portion of GWB’s annual compensation.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17 – CONTROL CORPORATION

On September 26, 2007 Walter G. Mize, formerly the Company’s largest shareholder, entered into a Restated Stock Sale Agreement, which was effective as of September 18, 2007, with Blackwood, pursuant to which Blackwood purchased from Mize (i) 3,759,999 shares of common stock, (ii) a warrant for the purchase of 953,333 shares of common stock at an exercise price of $3.15 per share, (iii) a warrant for the purchase of 1,000,000 shares of common stock at an exercise price of $3.36 per share, and (iv) a warrant for the purchase of 953,333 shares of our common stock at an exercise price of $3.75 per share. The aggregate purchase price for the securities was $5,017,000. As a result of this transaction, Blackwood now owns approximately 58.3% of the Company’s voting securities. Blackwood purchased the securities by transferring to Mize $375,000 in cash and two promissory notes, one in the face amount of $3,767,000 and the second in the face amount of $875,000. The funds transferred to Mize from Blackwood to purchase the securities were Blackwood’s personal funds.

On November 27, 2007, as part of the November Offering, the Company converted $96,000 of debt owed to Blackwood into 4 units of its securities, comprised of an aggregate of 128,000 shares of common stock and five year warrants to purchase up to an additional 209,012 shares of common stock, subject to certain vesting requirements, at an exercise price of $1.40 per share, as more fully described in Note 15.

On December 19, 2007, the Company entered into an agreement to convert debt with Blackwood (the “Agreement to Convert Debt”), pursuant to which Blackwood agreed to accept (i) 48,750 shares of common stock, representing a price of $0.80 per share, and (ii) a seven year warrant to purchase 36,563 shares of common stock at an exercise price of $1.40 per share, in consideration of the cancellation of $39,000 of debt incurred by the Company in connection with Blackwood’s prior discharge of certain of its accounts payable.

As a result of these transactions Blackwood beneficially owns 6,794,665 shares of the Company’s common stock, or approximately 66.9%, exclusive of the shares issuable as part of the November Offering and the Agreement to Convert Debt which are subject to shareholder approval at the Company’s annual meeting (the “Annual Meeting”).

NOTE 18 – SUBSEQUENT EVENTS

Officers and Directors

On January 14, 2008 Mr. Watson relinquished his appointment as the Company’s Chief Operating Officer and was appointed Chief Executive Officer and chairman of the board of directors. As such the Company intends to amend the Applewood Agreement to reflect this change. The Applewood Agreement will remain otherwise unmodified.

On January 15, 2008, Joseph Langston resigned as the Company’s interim Chairman of the board of directors and interim Chief Executive Officer and Paul D. Watson as appointed Chairman of the board of directors and Chief Executive Officer in his place. On the same date, Mr. Langston was appointed as the Company’s President, Chief Financial Officer and Secretary.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – SUBSEQUENT EVENTS (Continued)

In connection with the Company’s appointment of Mr. Langston as President, Chief Financial Officer and Secretary the Company agreed to enter into a definitive employment agreement with Mr. Langston, the material terms of which will include: (i) an annual salary in the amount of $60,000 (the “Annual Salary”), payable, at the option of the Company, in cash or shares of the Company’s common stock, (ii) a signing bonus of 80,000 shares of the Company’s common stock (the “Signing Bonus Shares”), (iii) reimbursement for any out-of-pocket expenses incurred in connection with the execution of Mr. Langston’s duties as an executive officer, (iv) an annual renewal bonus equal to 100% of the Annual Salary payable in common stock at the prevailing market price, and (v) a warrant to purchase: (a) 300,000 shares of common stock at a purchase price per share of $1.50 vesting upon completion of a successful financing in which the Company raises in excess of $1 million, (b) 300,000 shares of common stock at a purchase price per share of $2.00 vesting upon completion of a successful pilot for development of the Company’s Wardlaw Field, (c) 300,000 shares of common stock at a purchase price per share of $2.00 vesting when the Company’s 30-day average production reaches 1,000 barrels of oil equivalent per day (“BOE/D”), (d) 300,000 shares of common stock at a purchase price per share of $2.50 vesting when the Company’s 30-day average production reaches 2,000 BOE/D, and (e) 300,000 shares of common stock at a purchase price per share of $3.00 vesting when the Company’s 30 day average production reaches 3,000 BOE/D. The Signing Bonus Shares will not be accrued and issued until approved by the shareholders at the Annual Meeting.

Consultants

On January 15, 2008, the Company entered into a one-year consulting agreement with Blackwood Capital Limited (“BCL”), an entity which controls Blackwood, the Company’s majority shareholder (the “BCL Agreement”), pursuant to which the Company agreed to issue to BCL, for financial advisory services which have been rendered since September 1, 2007 and as an inducement to provide further services, a four-year warrant to purchase 1,500,000 shares of the Company’s common stock at a price of $1.05 per share (the “BCL Warrant”). In addition to the BCL Warrant, the Company agreed to pay BCL a monthly consulting fee of $15,000, to be calculated and paid from September 1, 2007 through the end of the term of the BCL Agreement. The BCL Warrant is subject to approval by the Company’s shareholders, as required by Rule 4350. As of December 31, 2007, there was no money owed to BCL under to the terms of the BCL Agreement.

Private Placements

On January 16, 2008, the Company entered into a six-month exclusive agreement with Chadbourn Securities (“Chadbourn”), pursuant to which Chadbourn agreed to act as the Company’s placement agent in connection with a private placement of the Company’s securities (the “Chadbourn Agreement”). According to the Chadbourn Agreement, the Company will pay Chadbourn a monthly fee of $15,000, which Chadbourn may elect to receive in the Company’s common stock valued at the average volume weighted average price for the five trading days preceding the end of the applicable month of service. In addition, if the Company places any equity or equity-linked securities during the term of the Chadbourn Agreement, other than the securities issued pursuant to the 500K Private Placement (as hereinafter defined), the Company will pay Chadbourn 8% of the gross proceeds up to $5,000,000 and 4% of the gross proceeds in excess of $5,000,000, along with warrants to purchase 8% of the number of shares of common stock actually issued in the private placement (or 8% of the number of shares of common stock into which any preferred stock or convertible debentures so issued are initially convertible). If the Company places non-convertible subordinated debt during the term of the Chadbourn Agreement, the Company will pay Chadbourn 8% of the amount funded to the Company, and if the Company issues equity interests along with such subordinated debt, Chadbourn will also receive 8% of the equity securities issued to the lenders. If the Company places non-convertible senior debt during the term of the Chadbourn Agreement, the Company will pay Chadbourn 2% of the amount funded to the Company, and if the Company issues equity interests along with such senior debt, Chadbourn will also receive 8% of the securities issued to the lenders. Subject to approval by the Company’s shareholders, as required by Rule 4350, at the Annual Meeting.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – SUBSEQUENT EVENTS (Continued)

On or about January 17, 2008, the Company accepted binding subscriptions for the purchase and sale to accredited investors of $500,000.of the Company’s common stock at a price of $0.75 per share (the “$500K Private Placement”), including subscriptions for $50,000 each from the Langston Family Limited Partnership and Applewood Energy, Inc., entities controlled by the Company’s Chief Executive Officer and Chairman of its board of directors, Paul D. Watson, and the Company’s President, Chief Financial Officer and Secretary, Joseph F. Langston, Jr., respectively. The $500K Private Placement is subject to approval by the Company’s shareholders, as required by Rule 4350, inasmuch as the $500K Private Placement may be aggregated with certain private placement consummated by the Company in November 2007.

Listing Requirements

On July 19, 2007 the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) indicating that it did not comply with Marketplace Rule 4310(c)(3) requiring it to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years (“Rule 4310(c)(3)”). The Company had until August 3, 2007 to provide Nasdaq with a specific plan to achieve and sustain compliance with Rule 4310(c)(3). The Company submitted a plan on August 2, 2007 and Nasdaq extended its time for compliance until the filing of its next periodic report. On November 14, 2007 the Company filed a quarterly report on Form 10-QSB for the quarter ended September 30, 2007, indicating that it was not in compliance with Rule 4310(c)(3).

On November 30, 2007 the Company received a letter from Nasdaq noting its failure to regain compliance and indicating that trading of its common stock would be suspended at the opening of business on December 11, 2007 unless it appeal the determination. The Company appealed the determination to the Nasdaq Listing Qualifications Panel (the “Panel”) and a hearing was held on January 17, 2008, the outcome of which is currently pending.

On January 31, 2008 the Company received a letter from Nasdaq indicating that, for a period of 30 consecutive business days, the bid price of its common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4), and that the Company has until July 29, 2008 to regain compliance.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – SUBSEQUENT EVENTS (Continued)

Debt Conversions

On January 15, 2008, the Company entered into an agreement to convert an $833,335 option put right held by Mize into 1,111,113 shares of the Company’s common stock and a three-year warrant to purchase 555,556 shares of the Company’s common stock at an exercise price of $1.50 per share. Mize’s obligation to convert his put right into securities of the Company is conditioned on the Company obtaining a favorable decision by the Panel as to the continued listing of the Company’s common stock on the Nasdaq Capital Market. If the Company receives an unfavorable decision as to its continued listing on the Nasdaq Capital Market, Mize will have the right, but not the obligation, to convert his put right on the same terms described above for a period of 90 days from receiving notice of such unfavorable decision. The option put right conversion agreement with Mize is subject to approval by the Company’s shareholders, as required by Rule 4350.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB and other reports filed from time to time with the Securities and Exchange Commission by United Heritage Corporation (referred to as the “Company”, “we”, “us” or “our”), contains certain forward-looking statements and information based upon the beliefs of, and currently available to, our management, as well as estimates and assumptions made by our management regarding the Company’s financial condition, future operating performance, results of operations and other statements that are not statements of historical fact. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “plan”, “forecast” or the negative of these terms and similar expressions and variations thereof are intended to identify such forward-looking statements. These forward-looking statements appear in a number of places in this Form 10-QSB and reflect the current view of our management with respect to future events. Such forward-looking statements are not guarantees of future performance and are subject to certain important risks, uncertainties, assumptions and other factors relating to our industry and operations which could cause results to differ materially from those anticipated, believed, estimated, expected intended or planned. Some of these risks include, among other things:

•	whether we will be able to find financing to continue our operations;

•	whether there are changes in regulatory requirements that will adversely affect our business;

•	environmental risks;

•	volatility in commodity prices, supply of, and demand for, oil and natural gas;

•	whether the recovery methods that we use in our oil and gas operations are successful;

•	the ability of our management to execute its plans to meet its goals;

•	general economic conditions, whether internationally, nationally, or in the regional and local markets in which we operate, which may be less favorable than expected;

•	the difficulty of estimating the presence or recoverability of oil and natural gas reserves and future production rates and associated costs;

•	the ability to retain key members of management and key employees;

•	drilling and operating risks and expense cost escalations; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

Except as otherwise required by law, we undertake no obligation to update any of the forward-looking statements contained in this quarterly report Form 10-QSB after the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, plan of operation and liquidity should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-KSB for the fiscal years ended March 31, 2007 and 2006.

OVERVIEW

We are an independent producer of natural gas and crude oil based in Midland, Texas. We produce from property we lease in the Wardlaw field in Edwards County, Texas (the “Wardlaw Field”). We acquired our Texas property, which includes 130 potentially productive wellbores (of which approximately 44 wells are capable of producing), in February 1997. Our plan has been to develop this property by reworking many of the existing wells and drilling additional wells, however, the revenues we earn do not presently provide us with sufficient capital to implement our development plan.

From November 2005 until it declared bankruptcy on June 13, 2007 (the “Lothian Bankruptcy”), Lothian Oil Inc. (“Lothian”), formerly our largest shareholder, provided us with the funds to operate. Lothian acquired its shares of our common stock, par value $0.001 per share, on October 7, 2005, a portion of which were purchased from Walter G. Mize (“Mize”), our former Chief Executive Officer and Chairman of the board of directors, and persons associated or affiliated with Mize, in consideration of an aggregate principal amount of $10,651,000 evidenced by a promissory note (the “Lothian Note”).

Following a default under the terms of the Lothian Note, on July 31, 2007, Mize entered into a settlement agreement with Lothian, dated July 26, 2007 (the “Mize Agreement”), and pursuant to which, in exchange for a payment of $250,000 from Mize to Lothian and forgiveness by Mize of debt totaling $5,318,149.18, Lothian transferred to Mize 3,759,999 shares of common stock and warrants to purchase up to an additional 2,906,666 shares of common stock (collectively, the “Mize Securities”), constituting all of the shares of our common stock and warrants to purchase shares of our common stock then held by Lothian.

On July 31, 2007, we entered into an agreement, dated July 26, 2007, entitled “Agreement to Settle Intercompany Debt and other Claims” with Lothian (the “Lothian Agreement”), to which the execution of the Mize Agreement was a condition precedent, and pursuant to the terms of which Lothian agreed, among other things, to forgive a $1,800,000 claim asserted against us (the “Claim”). Included in the Claim amount was $753,296 in principal and approximately $71,254 in accrued interest related to a loan we received from Lothian for development of our Wardlaw Field.

In consideration of Lothian’s forgiveness of the Claim, we agreed to deliver to Lothian any funds in excess of $100,000 that we received from Cano Petroleum, Inc. (“Cano”) in connection with an asset purchase and sale agreement (the “Cano Agreement”), pursuant to which we agreed to sell all of the assets of UHC New Mexico Corporation, our wholly owned subsidiary (“UHC New Mexico”), to Cano Petro of New Mexico, Inc.(“Cano New Mexico”), in consideration of $7 million dollars in cash and 404,204 restricted shares of Cano common stock (the “Cano Securities”), and in accordance with the terms of which Cano New Mexico held back $800,000 from the cash proceeds of the purchase price (the “Holdback Amount”) to satisfy potential environmental and title claims and payables related to the purchased assets (the preceding transaction is hereinafter referred to as the “Asset Sale”). The holdback period ended 120 days following the date of the Asset Sale, which was March 30, 2007. During the holdback period, Cano New Mexico disbursed $258,000 to us, which we used to satisfy the payables related to the purchased assets. Cano New Mexico kept the remaining balance of the Holdback Amount to satisfy title deficiencies and environmental remediation costs. We do not anticipate the receipt of any of the remaining balance of the Holdback Amount.

Immediately following the Asset Sale, UHC New Mexico used $4,398,000 of the cash proceeds to repay a portion of the principal of a $6,554,000 loan outstanding and owed to Lothian (the “Lothian Loan”), and pledged the Cano Securities to secure the remaining balance thereof. On June 6, 2007 we entered into an agreement with UHC New Mexico and Lothian pursuant to which we transferred the Cano Securities to Lothian in full satisfaction of the remaining balance on the Lothian Loan.

On September 26, 2007 Mize, entered into a restated stock sale agreement (the “Blackwood Agreement”), effective as of September 18, 2007, with Blackwood Ventures LLC, a Delaware limited liability company (“Blackwood”), pursuant to which Blackwood purchased all of the Mize Securities for an aggregate purchase price of $5,017,000, consisting of $375,000 in cash and two promissory notes in the principal amount of $3,767,000 and $875,000, respectively. As a result of this transaction, Blackwood now owns approximately 66.9% of our voting securities (the “Change in Control”).

Following the Change in Control, on October 8, 2007, Messrs. C. Scott Wilson, Thomas Kelly, Raoul Baxter and Kenneth Levy resigned from our board of directors and Messrs. Joseph F. Langston, Jr. (“Langston”), Theodore D. Williams and Paul K. Hickey were appointed in their place. Messrs. Williams and Hickey were also appointed as members of our Audit Committee in place of Messrs. Kelly and Baxter.

On October 8, 2007, Messrs. Wilson and Levy were also terminated from their positions as our Chief Executive Officer and Chief Financial Officer, respectively, and Langston was appointed as our interim Chief Executive Officer, interim President and interim Chairman of the board of directors and as our Chief Financial Officer and Treasurer.

On November 26, 2007, Messrs. Mize, C. Dean Boyd, Joe Martin, Charles Garrett and Bill Wilkins resigned from our board of directors.

On November 28, 2007 we entered into a 12 month consulting agreement (the “Consulting Agreement”) with DK True Energy Development Ltd., a member of Blackwood, our largest shareholder, and RTP Secure Energy Corp. (together, the “Consultants”). In accordance with the terms of the Consulting Agreement, the Consultants are to provide us with, among other things, reservoir analysis, and geological and engineering expertise, as required and reasonably requested by us from time to time, as well as to assist us with respect to: (i) reviewing technical data and providing advice regarding the development of the Wardlaw Field; (ii) identifying and introducing us to management candidates, including prospective members of our board of directors and officers; (iii) interacting with our potential investors; and (iv) assisting and advising us with respect to developing a pilot program and a full development plan for the full production of the Wardlaw Field.

In lieu of cash compensation, the Consultants will receive 5-year warrants to purchase up to a total of 9,000,000 shares of common stock, at an exercise price of $1.05 per share, exercisable after December 31, 2007 and only on a cashless basis (such that fewer than 9,000,000 shares will be issued). The Consultants’ warrants are subject to shareholder approval in accordance with applicable federal securities laws and in compliance with Nasdaq Marketplace Rule 4350 (“Rule 4350”). Our majority shareholder, Blackwood, has executed a voting agreement to approve the Consultants’ warrants. The Consultants’ warrants will vest, in the aggregate, as follows: (i) 1,147,500 warrant shares will vest upon effective shareholder approval; (ii) 2,452,500 warrant shares will vest upon our announcement that we are moving forward with a development program based on the results of the pilot program of the Wardlaw Field; and (iii) 5,400,000 warrant shares will vest at the rate of 675,000 shares for each increase of an average of 250 barrels of oil per day produced by us in any calendar month following the warrant issue date. Notwithstanding the foregoing, the Consultants’ warrants will vest entirely upon a change of control transaction, including an agreement for the sale or disposition of more than 50% of our interest in the Wardlaw Field. We are obligated to use our best efforts to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 180 days providing for the resale of an aggregate of 6,500,000 of the Consultants’ warrant shares, subject to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

On November 28, 2007, we entered into a consulting agreement with Applewood Energy, Inc., (“Applewood”), effective as of November 1, 2007 (the “Applewood Agreement”), pursuant to which Applewood agreed to provide us, for a period of two years from the effective date, the services of Mr. Paul D. Watson (“Watson”), as Chief Operating Officer and a member of board of directors. Watson subsequently accepted appointment as our Chief Executive Officer, and the Applewood Agreement will be amended to reflect this change, as Watson will no longer have the title of Chief Operating Officer. The Applewood Agreement will remain otherwise unmodified.

As compensation for the services to be rendered under the terms of the Applewood Agreement, we agreed to issue Applewood shares of our common stock having a value of $60,000 and pay cash compensation of $5,000 per month. Upon completion of the first and second years of the Applewood Agreement, we will pay Applewood a bonus, in shares of common stock, equal to the amount of Applewood’s annual compensation. Upon the achievement of certain milestones, Applewood will be entitled to receive warrants to purchase shares of our common stock as follows: (i) the right to purchase 400,000 shares of common stock at an exercise price of $2.00 per share vesting upon completion of a successful pilot; (ii) the right to purchase 400,000 shares of common stock at an exercise price of $2.00 per share when our 30 day average production reaches 1,000 barrels of oil equivalent per day (“BOE/D”); (iii) the right to purchase 400,000 shares of common stock at an exercise price of $2.50 per share vesting when our 30 day average production reaches 2,000 BOE/D; and (iv) the right to purchase 400,000 shares of common stock having an exercise price of $3.00 per shares when our 30 day average production reaches 3,000 BOE/D. Before we can issue the shares of common stock for the bonus and the warrants, we must seek approval from our shareholders pursuant to Rule 4350.

In the event of a business combination or change of control, as they are defined in the Applewood Agreement, all unvested warrants issued to Applewood will immediately vest and Applewood will have the right to receive, upon exercise of its warrants and payment of the exercise price, subject in all cases to completion of a successful pilot, the kind and amount of shares of capital stock or other securities or property which it would have been entitled to receive upon or as a result of such combination or change of control had the warrants been exercised immediately prior to such event. In the event of a business combination or change of control which results in the termination of the Applewood Agreement, Applewood will receive a 12 month severance package payable upon the effective date of the transaction and only as to the cash portion of Applewood’s annual compensation.

On November 28, 2007 we entered into a consulting agreement with GWB Petroleum Consultants Ltd. (“GWB”), effective as of November 1, 2007 (the “GWB Agreement”), pursuant to which GWB agreed to provide us, for a period of two years from the effective date, the services of Mr. Geoffrey W. Beatson (“Beatson”) as Vice President of Engineering and Production.

As compensation for the services to be rendered under the terms of the GWB Agreement, we agreed to pay GWB $550 per day until January 1, 2008, and thereafter $12,000 per month. Upon completion of the first and second years of the GWB Agreement, we will pay GWB a bonus, in shares of our common stock, equal to the amount of GWB’s annual cash compensation. Upon the achievement of certain milestones, GWB will also receive warrants to purchase shares of our common stock as follows: (i) the right to purchase 250,000 shares of common stock at an exercise price of $2.00 per share vesting upon completion of a successful pilot; (ii) the right to purchase 250,000 shares of common stock at an exercise price of $2.00 per share when our 30 day average production reaches 1,000 BOE/D; (iii) the right to purchase 250,000 shares of common stock at an exercise price of $2.50 per share vesting when our 30 day average production reaches 2,000 BOE/D; and (iv) the right to purchase 250,000 shares of common stock having an exercise price of $3.00 per shares when our 30 day average production reaches 3,000 BOE/D.

In the event of a business combination or change of control, as they are defined in the GWB Agreement, all unvested warrants issued to GWB will immediately vest and GWB will have the right to receive, upon exercise of its warrants and payment of the exercise price, subject in all cases to completion of a successful pilot, the kind and amount of shares of capital stock or other securities or property which it would have been entitled to receive upon or as a result of such combination or change of control had the warrants been exercised immediately prior to such event. In the event of a business combination or change of control which results in the termination of the GWB Agreement, GWB shall receive a 12 month severance package payable upon the effective date of the transaction and only as to the cash portion of GWB’s annual compensation.

On November 28, 2007 we completed the sale and issuance of units having a total gross value of $600,000 in a private placement to accredited investors (the “November Offering”). Each unit was comprised of (i) 32,000 shares of our common stock, par value $0.001 per share, and (ii) a 5 year callable warrant to purchase up to 52,253 shares of our common stock, subject to certain vesting requirements, at an exercise price of $1.40 per share. The warrants may not be exercised until we obtain shareholder approval of their issuance. We sold and issued a total of 21 units at a price of $24,000 per unit, for net cash proceeds of approximately $503,909. We also converted debt in the amount of $96,000 owed to Blackwood, our largest shareholder, into 4 units. The per share price of the common stock included in the units was less than the per share book or market value of our common stock on the date of sale. No underwriting discounts or commissions were paid in connection with the November Offering. We are obligated to register the shares underlying the warrants, subject to compliance with rule 415 promulgated under the Securities Act.

On December 19, 2007, we entered into an agreement to convert debt (the “R&P Agreement”) with our legal counsel, Richardson & Patel, LLP (the “Firm”), pursuant to which the Firm agreed to accept (i) 296,856 shares (the “R&P Shares”) of our common stock, and (ii) a seven year warrant to purchase 222,642 shares of our common stock at an exercise price of $1.40 per share (the “R&P Warrant”); in full satisfaction of an outstanding balance of $237,485.16 in legal services previously rendered by the Firm, which services were not performed in connection with any capital raising transaction or the making of a market in our securities. Blackwood, as our majority shareholder, approved our issuance of the R&P Shares and the R&P Warrant, and, in accordance with the terms of the R&P Agreement, we are obligated to register the R&P Shares with the SEC on a registration statement on Form S-8.

On December 19, 2007, we entered into an agreement to convert debt with Blackwood, pursuant to which Blackwood agreed to accept (i) 48,750 shares of our common stock, and (ii) a seven year warrant to purchase 36,563 shares of our common stock at an exercise price of $1.40 per share, in consideration of the cancellation of $39,000 of debt incurred by us in connection with Blackwood’s prior discharge of certain of our accounts payable.

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of the filing date of this quarterly report on Form 10-QSB, we have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt as to our ability to continue as a going concern. We had net loss of $ 484,843 for the nine months ended December 31, 2007 and a net loss of $11,435,134 for the fiscal year ended March 31, 2007, and, as of the same periods, we had an accumulated deficit of $43,483,989 and $42,999,146, respectively. Unless we are able to obtain the financing we need to develop our properties, there can be no assurance that we will be able to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the fiscal years ended March 31, 2007 and 2006. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition and liquidity.

Oil and Gas Properties

Proved Reserves

Proved reserves are defined by the SEC as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, the estimation of reserves requires our engineers to make a significant number of assumptions based on professional judgment. Reserves estimates are updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information including reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by us. We cannot predict what reserve revisions may be required in future periods.

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities disclosure in Note 20 to our audited consolidated financial statements for the fiscal year ended March 31, 2007, which are included in our annual report on Form 10-KSB for that fiscal year. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

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

Net capitalized costs are limited to the lower of unamortized cost net of related deferred tax or the cost center ceiling. The cost center ceiling is defined as the sum of: (i) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on un-escalated year-end prices and costs; (ii) the cost of properties not being amortized; (iii) the lower of cost or market value of unproved properties included in the costs being amortized; and (iv) income tax effects related to differences between the book and tax basis of the oil and gas properties.

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

Impairment of Properties

We will continue to monitor our long-lived assets recorded in oil and gas properties in the consolidated balance sheet to ensure they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and gas reserves that will be produced from a field, the timing of future production, future production costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations or tax laws. All of these factors must be considered when testing a property’s carrying value for impairment. We cannot predict whether impairment charges may be required in the future.

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale. Production not sold at the end of the fiscal year is included as inventory.

Income Taxes

Included in our net deferred tax assets are approximately $15.3 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on our achieving sufficient future taxable income prior to the expiration of the future tax benefits, of which there can be no assurance. In addition, as a result of our Change in Control, our annual use of net operating losses will be limited, therefore, we have provided an allowance for the full amount of our net deferred tax asset.

Accounting Estimates

Our financial statements have been prepared in accordance with United States generally accepted accounting principles, these principles require our management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In particular, there is significant judgment required to estimate oil and gas reserves, asset retirement obligations and impairment of the unproved properties. These estimates are based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances, and are evaluated on an on going basis. Actual results may differ materially from these estimates under different assumptions or conditions.

OFF-BALANCE SHEET ARRANGEMENTS

As of the filing date of this quarterly report on Form 10-QSB, we have no off-balance sheet arrangements, special purpose entities or financing partnerships that have or are reasonably likely to have a current or future effect on our financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESULTS OF OPERATIONS
The following selected financial data for the three and nine months ended December 31, 2007 as compared to the three and nine months ended December 31, 2006 are derived from our unaudited consolidated condensed financial statements included in Part I, Item 1 of this quarterly report on Form 10-QSB and is qualified in its entirety by and should be read in conjunction with such financial statements and related notes contained therein.

	Three months ended December 31		Nine months ended December 31
	2007	2006	2007	2006

Income Data
Revenues	$24,311	$253,904	$26,266	$909,995
Depreciation and depletion	338	156,621	1,014	503,293
Total operating costs and expenses	1,771,166	735,914	2,538,208	2,624,662

Loss from operations	(1,746,855)	(482,010)	(2,511,942)	(1,714,667)

Income tax	—	—	—	—

Net income (loss)	$(1,744,076)	$(627,150)	$(484,843)	$(2,010,414)

Basic and diluted loss per share	$(0.26)	$(0.10)	$(0.07)	$(0.32)
Weighted average
Number of shares	6,778,886	6,446,850	6,557,931	6,446,850

Oil and Gas Results

Our revenues decreased $229,593, or approximately 91%, from $253,904 for the three months ended December 31, 2006, to $24,311 for the three months ended December 31, 2007. Our revenues decreased $883,729, or approximately 97%, from $909,995 for the nine months ended December 31, 2006, to $26,266 for the nine months ended December 31, 2007. This decrease in revenues was primarily attributable to our sale of the assets of UHC New Mexico (the “UHC Sale”), which had previously accounted for a significant portion of our production and sale of oil and all of our production and sale of natural gas. As of the filing date of this quarterly report on Form 10-QSB, the only remaining field owned by Company, the Wardlaw Field in Edwards County, Texas, is producing less than 10 barrels of oil per day.

Our total operating costs and expenses increased $1,035,252, or approximately 141%, from $735,914 for the three months ended December 31, 2006, to $1,771,166 for the three months ended December 31, 2007. Our total operating costs and expenses decreased $86,454, or approximately 3%, from $2,624,662 for the nine months ended December 31, 2006, to $2,538,208 for the nine months ended December 31, 2007. This decrease in our operating expenses was primarily attributable to decreases in production and operating costs, and depreciation and depletion expense as a result of the UHC Sale. Our remaining general and administrative expenses were primarily attributable to continued expenses from the Lothian Bankruptcy, as well as additional expenses incurred in relation to our Change in Control and our associated change in members of management and of our board of directors, offset by the approximate $1.2 million expense from the warrants issued during the three months ended December 31, 2007.

Our production and operating expenses decreased $385,064, or approximately 95%, from $406,736 for the three months ended December 31, 2006, to $21,672 for the three months ended December 31, 2007. Our production and operating expenses decreased $958,569, or approximately 92%, from $1,040,920 for the nine months ended December 31, 2006, to $82,351 for the nine months ended December 31, 2007. Our depreciation and depletion decreased by $156,283, or approximately 99%, from $156,621 for the three months ended December 31, 2006, to $338 for the three months ended December 31, 2007. Our depreciation and depletion decreased by $502,279, or approximately 99%, from $503,293 for the nine months ended December 31, 2006, to $1,014 for the nine months ended December 31, 2007. General and administrative expenses increased $1,464,221, or approximately 849%, from $172,557 for the three months ended December 31, 2006, to $1,636,778 for the three months ended December 31, 2007. General and administrative expenses increased $917,664, or approximately 46%, from $1,080,449 for the nine months ended December 31, 2006, to $1,998,113 for the nine months ended December 31, 2007, this increase is primarily attributable to stock compensation expenses. Our bad debt expense increased from $0 for the three and nine months ended December 31, 2006, to $41,406 and $243,814, respectively, for the three and nine months ended December 31, 2007. This increase in our bad debt expense was attributable to amounts owed to us from the UHC Sale that were ultimately not collected during the three and nine months ended December 31, 2007, and for which we had no comparable expense for the three and nine months ended December 31, 2006. Our option put rights expense increased from $0 for the three and nine months ended December 31, 2006, to $69,728 and $209,184, respectively, for the three and nine months ended December 31, 2007. This increase in our option put rights expense is attributable to the fact that we entered into amendments to option agreements with certain of our former employees and consultants during the three and nine months ended December 31, 2007, and we had no comparable expense for the three and nine months ended December 31, 2006.

Our loss from operations increased $1,264,845, or approximately 260%, from $482,010 for the three months ended December 31, 2006, to $1,746,855 for the three months ended December 31, 2007. Our loss from operations increased $797,275, or approximately 47%, from $1,714,667 for the nine months ended December 31, 2006, to $2,511,942 for the nine months ended December 31, 2007. This change in our loss from operations is primarily attributable to an increase in legal and consulting expenses incurred in relation to our Change in Control, and more importantly the charge related to compensatory options awarded management and consultants.

Our other income (expense) included income from a gain on our forgiveness of a debt of $1,780,710 during the nine months ended December 31, 2007, which was attributable to Lothian’s forgiveness of the Claim pursuant to the terms of the Lothian Agreement, and for which there was no comparable income for the nine months ended December 31, 2006. We experienced income from a gain on the sale of investments of $303,155 for the nine months ended December 31, 2007, which was attributable to the transfer of the Cano Securities to Lothian as full payment for the Lothian Loan, and for which there was no comparable income for the nine months ended December 31, 2006. We also experienced income from a gain on the sale of property and equipment of $13,351 for the nine months ended December 31, 2007, for which there was no comparable income for the nine months ended December 31, 2007. Offsetting our other income was an interest expense, which decreased $142,919, or approximately 98%, from $145,140 for the three months ended December 31, 2006, to $2,221 for the three months ended December 31, 2007. Our interest expense decreased $225,630, or approximately 76%, from $295,747 for the nine months ended December 31, 2006, to $70,117 for the nine months ended December 31, 2007. This decrease in our interest expense is primarily attributable to our payment of the Lothian Loan.

Our net loss decreased $1,116,926 or approximately 178%, from $627,150 for the three months ended December 31, 2006, to $1,744,076 for the three months ended December 31, 2007. Our net loss decreased $1,525,571, or approximately 76%, from $2,010,414 for the nine months ended December 31, 2006, to a net loss of $484,843 for the nine months ended December 31, 2007. This decrease in our net loss is primarily attributable to Lothian’s forgiveness of the Claim pursuant to the terms of the Lothian Agreement, offset by an expense of approximately $1.2 million related to compensatory warrants issued.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations and we do not expect that this will change in the near future. In the past, we have relied primarily on loans from Lothian to finance our operations.

On November 28, 2007 we completed the sale and issuance of units having a total gross value of $600,000 in a private placement to accredited investors (the “November Offering”). Each unit was comprised of (i) 32,000 shares of our common stock, par value $0.001 per share, and (ii) a 5 year callable warrant to purchase up to 52,253 shares of our common stock, subject to certain vesting requirements, at an exercise price of $1.40 per share. The warrants may not be exercised until we obtain shareholder approval of their issuance. We sold and issued a total of 21 units at a price of $24,000 per unit, for net cash proceeds of approximately $504,000. We also converted debt in the amount of $96,000 owed to Blackwood, our largest shareholder, into 4 units. The per share price of the common stock included in the units was less than the per share book or market value of our common stock on the date of sale. No underwriting discounts or commissions were paid in connection with the November Offering. We are obligated to register the shares underlying the warrants, subject to compliance with rule 415 promulgated under the Securities Act.

In addition, on December 19, 2007, we issued 345,606 shares of common stock and 259,205 stock purchase warrants, exercisable at $1.05 per share, for the conversion of accounts payable totaling $276,139.

Our current assets decreased by $ 1,910,435 or approximately 86%, from $2,208,668 for March 31, 2007, to $298,233 at December 31, 2007. The decrease in our current assets was due primarily to a reduction of cash in the amount of $1,442,412, from $1,671,672 at March 31, 2007 to $229,260 at December 31, 2007, which occurred as a result of the repayment of a loan made to us by Lothian and the reduction of accounts receivable in the amount of $451,614, from $470,670 at March 31, 2007 to $19,056 at December 31, 2007, which occurred as a result of the sale of New Mexico’s assets. We also experienced an increase of $5,784 in inventory, from $31,417 at March 31, 2007 to $37,201 at December 31, 2007 and a reduction in the amount of $22,193 of prepaid expenses, from $34,909 at March 31, 2007 to $12,716 at December 31, 2007. The reduction in prepaid expenses resulted from amortization of our prepaid Nasdaq listing fee.

Current liabilities also increased from $3,427,471 at March 31, 2007 to $3,432,158 at December 31, 2007, an increase of $4,687 or approximately less than 1%. The increase in current liabilities was due primarily to the liability associated with certain options that included a put right. This liability was offset by a decrease in interest accrued on the debt owed to Lothian, which at March 31, 2007 was $451,485 and at December 31, 2007 was $0, a decrease of $797,088 in accounts payable to Lothian, which at March 31, 2007 were $797,088 and at December 31, 2007 were $0 and a decrease in payables of $1,693,110, from $1,835,148 at March 31, 2007 to $142,038 at December 31, 2007, that resulted from the sale of New Mexico’s assets and use of the sales proceeds to satisfy related payables. Working capital was a deficit of $3,133,925 at December 31, 2007 as compared to a working capital deficit of $1,218,803 at March 31, 2007, an increase of $1,915,122 or approximately 157%. The increase in our working capital deficit resulted primarily from the accrued put liability of $2,936,370 becoming current during the nine month period ended December 31, 2007.

Shareholders’ equity increased $1,900,569, from $803,977 at March 31, 2007, to $2,704,546 at December 31, 2007, as a result of the forgiveness of debt by Lothian Oil, as well as the $600,000 in gross proceeds we received from the November Offering and an accounts payable conversion concluded during the quarter.

There was a decline of $3,760,181 or approximately 37.6% in our total assets, from $9,983,559 at March 31, 2007 to $6,223,378 at December 31, 2007. Aside from the decrease in current assets, the decrease in total assets resulted from the transfer of our common stock in Cano Petroleum Inc., which had a fair value of $1,827,000 at March 31, 2007, to Lothian as a partial repayment of the Cato Unit Loan and we sold most of our property and equipment, which had a value of $83,304 at March 31, 2007 when we sold our New Mexico property. At December 31, 2007 our property and equipment had a value of $10,362.

Cash Flow

Our operations used $1,352,432 of cash in the nine months ended December 31, 2007. Cash was used primarily for accounts payable and accrued expenses, which totaled $875,568 offset, in part, by accounts receivable of $355,614.

Cash of $8,751 was used in investing activities during the nine months ended December 31, 2007. In comparison, during the nine months ended December 31, 2006 we used $5,873,242 in cash to improve our oil and gas properties and equipment.

During the three months ended December 31, 2007, we obtained loan proceeds from Lothian totaling $153,218, and we used cash in the amount of $331,989 to repay advances made to us by Lothian. For the three months ended December 31, 2006, we obtained loan proceeds from Lothian totaling $5,389,502. We also received cash proceeds of $504,360 from the November offering during the three months ended December 31, 2007.

At December 31, 2007 we had cash on hand in the amount of $229,260 as compared to $171,388 at December 31, 2006.

The sale price of oil produced by our Wardlaw Field increased by $1.53 a barrel, or approximately 4%, from $36.80 a barrel for the nine months ended December 31, 2006, to $38.33 a barrel for the nine months ended December 31, 2007. Production costs for the nine months ended December 31, 2007 increased $114.68, or approximately 381%, from $30.11 a barrel for the nine months ended December 31, 2006, to $144.79 a barrel for the year ended March 31, 2007.

Without activity in the Wardlaw Field, we believe that our expenses will decrease significantly, however, we have a funded plan to begin reworking the existing well bores, drill three test wells, and to commence a pilot flooding program consisting of four injection wells and nine producing well during the next twelve months. There can be no assurance of success, and unless production and sales of oil and gas significantly increase, we may not be able to attain profitability, or even be able to continue as a going concern.

Except as otherwise discussed in this quarterly report, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations. We do not currently have any commitments for capital expenditures for the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB. This evaluation was undertaken in consultation with our accounting personnel. Based on the evaluation, information about which is included in the following paragraph, our Chief Executive Officer and Chief Financial Officer concluded that, due to the loss of a number of employees, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In July 2007 our auditors, in reviewing our financial statements, determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly and annual financial statements. In connection with the preparation of this report, our auditors discovered that, due to certain actions that were taken at the beginning of the year, the complexity of some of the new accounting standards and the difficulty experienced by management in applying the new accounting standards, our control environment is dependent upon the review function and the ability to recognize and obtain assistance for complex transactions. The ineffectiveness of these controls resulted in adjustments related to the recording of stock options. This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

In order to remedy this weakness, we have determined that our existing accounting personnel will either need additional training or we will be required to hire an individual who has the expertise in financial reporting that we currently lack. In addition, on October 8, 2007, we appointed Joseph F. Langston as our Chief Financial Officer, and we have segregated our treasury and accounting functions.

During the course of their evaluation our Chief Executive Officer and Chief Financial Officer did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of the filing date of this quarterly report on Form 10-QSB, there were no pending material legal proceedings to which we were a party. There can be no assurance, however, that we will not be made a party to litigation in the future. Any finding of liability imposed against us is likely to have an adverse effect on our business, our financial condition, including liquidity and profitability, and our plan of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no events under this Item 2 during the quarterly period ended December 31, 2007, which we have not previously reported in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2007.

Item 5. OTHER INFORMATION

There were no reportable events under this Item 5 during the quarterly period ended December 31, 2007.

ITEM 6. EXHIBITS

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of United Heritage Corporation, dated April 30, 1981, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004.

3(i)(2)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated October 2, 1984, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004.

3(i)(3)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated September 15, 1987, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004.

3(i)(4)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated April 13, 1995, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004.

3(i)(5)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated May 7, 1997, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004.

3(i)(6)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated November 1, 1999.*

3(i)(7)	Articles of Merger of United Heritage Corporation, dated December 29, 1998, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004

3(i)(8)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated December 22, 2005.*

3(i)(9)
Certificate of Designation, Preferences and Rights of Series A Preferred Stock of United Heritage Corporation, dated May 10, 2006, incorporated by reference to Exhibit 3.1 on Form 8-K filed May 23, 2006.

3(i)(10)
Certificate of Designation, Preferences and Rights of Series A Preferred Stock of United Heritage Corporation, dated May 10, 2006, incorporated by reference to Exhibit 3.1 on Form 8-K filed May 23, 2006.

3(ii)(1)	Bylaws of United Heritage Corporation, dated April 30, 1981, incorporated by reference to Exhibit 3.2 on Form SB-2 filed May 4, 2004.

3(ii)(2)	Amendment No. 1 to Bylaws of United Heritage Corporation, dated December 18, 1991, incorporated by reference to Exhibit 3.2 on Form SB-2 filed May 4, 2004.

4.1	Form of Warrant to Purchase Common Stock of United Heritage Corporation granted to DK True Energy Development Ltd., incorporated by reference to Exhibit 10.2 on Form 8-K filed December 3, 2007.

4.2	Form of Warrant to Purchase Common Stock of United Heritage Corporation granted to RTP Secure Energy Corp., incorporated by reference to Exhibit 10.3 on Form 8-K filed December 3, 2007.

4.3	From of Warrant to Purchase Common Stock of United Heritage Corporation, incorporated by reference to Exhibit 10.5 on Form 8-K filed December 3, 2007.

4.4	From of Warrant to Purchase Common Stock of United Heritage Corporation granted to Richardson & Patel LLP, incorporated by reference to Exhibit 10.2 on Form 8-K filed December 26, 2007.

4.5	From of Warrant to Purchase Common Stock of United Heritage Corporation granted to Blackwood Ventures LLC, incorporated by reference to Exhibit 10.4 on Form 8-K filed December 26, 2007.

10.1	1998 Stock Option Plan of United Heritage Corporation, incorporated by reference to Exhibit 99.1 on Form S-8 filed September 30, 1998.

10.2	2000 Stock Option Plan of United Heritage Corporation, incorporated by reference to Exhibit 4.1 on Form S-8 filed December 6, 2000.

10.3	United Heritage Corporation 2002 Consultant Equity Plan, incorporated by reference to Exhibit 99.1 on Form S-8 filed October 25, 2002.

10.4
Independent Consulting Services Agreement by and between United Heritage Corporation and Applewood Energy, Inc., dated November 1, 2007, incorporated by reference to Exhibit 10.2 on Form 8-K filed December 4, 2007.

10.5
Independent Consulting Services Agreement by and between United Heritage Corporation and GWB Petroleum Consultants Ltd., dated November 1, 2007, incorporated by reference to Exhibit 10.2 on Form 8-K filed December 4, 2007.

10.6
Form of Consulting Agreement by and among United Heritage Corporation, DK True Energy Development Ltd., and RTP Secure Energy Corp., incorporated by reference to Exhibit 10.1 on Form 8-K filed December 3, 2007.

10.7	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.4 on Form 8-K filed December 3, 2007.

10.8	Agreement to Convert Debt by and between United Heritage Corporation and Blackwood Ventures LLC, dated December 19, 2007, incorporated by reference to Exhibit 10.1 on Form 8-K filed December 26, 2007

10.9	Agreement to Convert Debt by and between United Heritage Corporation and Blackwood Ventures LLC, dated December 19, 2007, incorporated by reference to Exhibit 10.3 on Form 8-K filed December 26, 2007

31.1	Certification of United Heritage Corporation Chief Executive Officer, Paul D. Watson, required by Rule 13a-14(a) or Rule 15d-14(a), dated February 19, 2008.*

31.2	Certification of United Heritage Corporation Chief Financial Officer, Joseph F. Langston Jr., required by Rule 13a-14(a) or Rule 15d-14(a), dated February 19, 2008.*

32.1
Certification of United Heritage Corporation Chief Executive Officer, Paul D. Watson, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated February 19, 2008.*

32.2
Certification of United Heritage Corporation Chief Financial Officer, Joseph F. Langston Jr., required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated February 19, 2008.*

* Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2008		UNITED HERITAGE CORPORATION

	By:	/s/ Joseph F. Langston, Jr.
Joseph F. Langston, Jr.
President, Chief Financial Officer & Secretary