Form 10KSB/A
period 2007-03-31
UNITED HERITAGE CORP
filed 2008-04-22
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2007 .
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File Number: 001-10179

United Heritage Corporation
(Name of small business issuer in its charter)

Utah	87-03728264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200, One Energy Square, 4925 Greenville Avenue, Dallas, Texas	75206
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(214) 800-2663

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

United Heritage Corporation’s revenues for the fiscal year ended March 31, 2007 were: $1,014,734.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of United Heritage Corporation, computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity as of April 18, 2008, was approximately $632,344.

The number of shares of common stock, $0.001 par value, outstanding at April 22, 2008, was 8,158,494 of which 345,606 shares are to be physically issued.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

United Heritage Corporation, a Utah corporation (“we”, “us” or “our”), is filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment”) to amend our annual report on Form 10-KSB for the fiscal year ended March 31, 2007, as filed with the Securities and Exchange Commission (the “Commission”) on July 16, 2007 (the “Original Filing”). The purpose of this Amendment is to revise our discussion of the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original Filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 8A has been set forth in this Amendment, including those portions which have not been modified from the Original Filing.

Except with respect to our discussion of the effectiveness of our disclosure controls and procedures as set forth in Part II, Item 8A, we have not modified or updated any of our prior disclosure from the Original Filing, and this Amendment does not reflect the occurrence of any events following the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Report, including any amendments to those filings.

PART II

Item 8A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, information about which is included in the following paragraph, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures are not (a) effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, or (b) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In July 2007 our auditors, in reviewing our financial statements, determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly and annual financial statements. We believe this weakness is attributable to our loss of accounting personnel. Accordingly, in connection with the preparation of this report, our auditors discovered that our remaining accounting personnel did not correctly apply new accounting standards to certain complex transactions, which resulted in the need for adjustments to our financial statements. Due to our lack of adequate accounting personnel, our disclosure controls and procedures are not currently designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Moreover, due to the difficulty experienced by our remaining accounting personnel in applying new accounting standards to complex transactions, and the fact that we therefore depend on our auditors to review and discern any apparent errors in our financial statements prior to filing with the Commission, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

We have determined that in order to remedy this weakness our accounting personnel will need to obtain additional training or we will be required to hire an individual who has the accounting expertise that we currently lack. Due to a lack of funds, we have done neither of these.

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2008
UNITED HERITAGE CORPORATION

	By:	/s/ Joseph F. Langston, Jr.
Joseph F. Langston, Jr.
Chief Financial Officer