Form 10QSB/A
period 2007-06-30
UNITED HERITAGE CORP
filed 2008-04-22
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007_____________ .
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File Number: 001-10179

United Heritage Corporation
(Name of small business issuer in its charter)

Utah	87-03728264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200, One Energy Square, 4925 Greenville Avenue, Dallas, Texas 75206
(Address of principal executive offices)

(214) 800-2663
(Issuer’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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

EXPLANATORY NOTE

United Heritage Corporation, a Utah corporation (“we”, “us” or “our”), is filing this Amendment No. 1 on Form 10-QSB/A (this “Amendment”) to amend our quarterly report on Form 10-QSB for the period ended June 30, 2007, as filed with the Securities and Exchange Commission (the “Commission”) on August 20, 2007 (the “Original Filing”). The purpose of this Amendment is to revise our discussion of the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original Filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part I, Item 3 has been set forth in this Amendment, including those portions which have not been modified from the Original Filing.

Except with respect to our discussion of the effectiveness of our disclosure controls and procedures as set forth in Part I, Item 3, we have not modified or updated any of our prior disclosure from the Original Filing, and this Amendment does not reflect the occurrence of any events following the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Report, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

Item 3. Controls and Procedures.

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