Form 10QSB/A
period 2007-09-30
UNITED HERITAGE CORP
filed 2008-04-22
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File Number: 001-10179

United Heritage Corporation
(Name of small business issuer in its charter)

Utah	87-03728264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

United Heritage Corporation, a Utah corporation (“we”, “us” or “our”), is filing this Amendment No. 2 on Form 10-QSB/A (this “Amendment”) to amend our quarterly report on Form 10-QSB for the period ended September 30, 2007, as filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2007, and amended on December 5, 2007 (together, the “Original Filing”). The purpose of this Amendment is to revise our discussion of the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original Filing.

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