Form 10QSB/A
period 2007-12-31
UNITED HERITAGE CORP
filed 2008-04-22
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2007 .

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission File Number: 001-10179

United Heritage Corporation
(Name of small business issuer in its charter)

Utah	87-03728264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

United Heritage Corporation, a Utah corporation (“we”, “us” or “our”), is filing this Amendment No. 1 on Form 10-QSB/A (this “Amendment”) to amend our quarterly report on Form 10-QSB for the period ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Commission”) on February 19, 2008 (the “Original Filing”). The purpose of this Amendment is to revise our discussion of the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original Filing, and to include Exhibits 3(i)(6) and 3(i)(8) which were omitted from the Original Filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of Part I, Item 3 and Part II, Item 6 has been set forth in this Amendment, including those portions which have not been modified from the Original Filing.

Except with respect to our discussion of the effectiveness of our disclosure controls and procedures as set forth in Part I, Item 3, and the inclusion of Exhibits 3(i)(6) and 3(i)(8) in Part II, Item 6, we have not modified or updated any of our prior disclosure from the Original Filing, and this Amendment does not reflect the occurrence of any events following the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Report, including any amendments to those filings.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

No.	Description of Exhibit

3(i)(1)	Articles of Incorporation of United Heritage Corporation, dated April 30, 1981, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004.

3(i)(2)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated October 2, 1984, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004.

3(i)(3)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated September 15, 1987, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004.

3(i)(4)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated April 13, 1995, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004.

3(i)(5)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated May 7, 1997, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004.

3(i)(6)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated October 28, 1999.*

3(i)(7)	Articles of Merger of United Heritage Corporation, dated December 29, 1998, incorporated by reference to Exhibit 3.1 on Form SB-2 filed May 4, 2004

3(i)(8)	Articles of Amendment to Articles of Incorporation of United Heritage Corporation, dated December 22, 2005.*

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

10.7	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.4 on Form 8-K filed December 3, 2007.

10.8	Agreement to Convert Debt by and between United Heritage Corporation and Blackwood Ventures LLC, dated December 19, 2007, incorporated by reference to Exhibit 10.1 on Form 8-K filed December 26, 2007.

10.9	Agreement to Convert Debt by and between United Heritage Corporation and Blackwood Ventures LLC, dated December 19, 2007, incorporated by reference to Exhibit 10.3 on Form 8-K filed December 26, 2007.

31.1	Certification of United Heritage Corporation Chief Executive Officer, Paul D. Watson, required by Rule 13a-14(a) or Rule 15d-14(a), dated April 22, 2008.*

31.2	Certification of United Heritage Corporation Chief Financial Officer, Joseph F. Langston Jr., required by Rule 13a-14(a) or Rule 15d-14(a), dated April 22, 2008.*

32.1
Certification of United Heritage Corporation Chief Executive Officer, Paul D. Watson, required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 22, 2008.*

32.2
Certification of United Heritage Corporation Chief Financial Officer, Joseph F. Langston Jr., required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), dated April 22, 2008.*

* Filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2008
UNITED HERITAGE CORPORATION

	By:	/s/ Joseph F. Langston, Jr.
Joseph F. Langston, Jr.
Chief Financial Officer