Form 10-K
period 2008-03-31
Glen Rose Petroleum CORP
filed 2008-07-14
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Mark One:

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                       to                      .
Commission File Number 001-10179
Glen Rose Petroleum Corporation
(Exact name of registrant as specified in its charter)

Delaware	87-0372864

(State of Incorporation)	(IRS Employer Identification No.)
Suite 200, 4925 Greenville Avenue, Dallas, Texas 75206
(Address of principal executive offices)
(214) 800-2663
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value

Name of each exchange
Title of each class	on which registered

Common Stock, $0.001 par value	Nasdaq Capital Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of March 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,665,793 million based on the closing price as reported on the Nasdaq Capital Market.
Number of Shares of Common Stock outstanding as of March 31, 2008 was 9,424,214.
As of July 10, 2008, the Company’s shares had a closing bid price of $1.30 and a total market capitalization of $ 12,251,478.
DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)
Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission no later than August 14, 2008.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K filed by Glen Rose Petroleum Corporation (referred to as “Glen Rose”, the “Company”, “we”, “us” or “our”) contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of these risks include, among other things:
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

PART I
As used herein, reference to “Glen Rose”, “the Company,” “management,” “we” and “our” refer to Glen Rose Petroleum Company and, where appropriate, its subsidiaries.
ITEM 1. BUSINESS
Glen Rose Petroleum Corporation is a Delaware corporation formed in 2008. The Company was previously United Heritage Corporation, a Utah corporation that was formed in 1981 and was reincorporated in Delaware in 2008. The reincorporation entailed a reincorporation merger agreement between Glen Rose Petroleum Company and United Heritage Corporation, but there were no substantive changes in assets or personnel and we also have continuous financial reporting through the reincorporation. We are an independent producer of natural gas and crude oil based in Dallas, Texas. We operate our business through our wholly owned subsidiaries, UHC Petroleum Corporation (“Petroleum”), and UHC Petroleum Services Corporation (“Services”), which are sometimes collectively referred to in this report as the “subsidiaries.” Our other subsidiaries are UHC New Mexico Corporation and National Heritage Sales Corporation, which formerly sold food products. UHC New Mexico Corporation and National Heritage Sales Corporation are no longer operating.
Subsequent Events to the year ended March 31, 2008
With the successful conclusion of the 14C: the Company
•
Glen Rose Petroleum Corporation was incorporated in Delaware exclusively for the purpose of entering into a Reincorporation Merger Agreement with United Heritage which provides that Glen Rose will be the surviving corporation, and will assume all of our assets and liabilities, including obligations under our outstanding indebtedness and contracts. United Heritage Corporation will cease to exist as a corporate entity. Its board of directors and our officers will become the board of directors and officers of Glen Rose for identical terms of office. Its subsidiaries will become the subsidiaries of Glen Rose.

In addition, the Company reported:
•
In January 2008 our board of directors resolved to raise funds for our operations through an offering made to accredited investors. We sold a total of 666,667 shares of our common stock at a price of $0.75 per share for gross proceeds of $500,000.

•
The Company had option agreements to ex-employees and directors which exercised at $1.50 and $2.91 exercise prices. These options were modified to extend the expiration date to March 31, 2009, to add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008, and to add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price. Since the put feature does not subject the holder to the normal risks of share ownership, the options the Company has classified the put options as liability awards and recorded at fair value. A liability and corresponding expense of $2,727,186 has been recorded in the prior financial statements. A majority of these option puts were exercised. The Company offered the option put holders the same conversion as Walter Mize elected on January 16, 2008. On July 3, 2008, owners of approximately 54% of these options elected to convert the Company’s put obligation to restricted common stock at $0.75 per share, subject to a voting trust and first right of refusal to Blackwood Ventures LLC. Approximately 41% elected to continue the option period until December 31, 2009, for consideration of 10% per annum, payable quarterly with a provision for payment in kind. Approximately 5% did not make an election and their units are held as current liability pending resolution. These transactions have not closed, and are contingent upon the completion of the definitive agreements. Should these transactions close, the Company’s liabilities would be reduced by $1,166,669 using the values as of March 31, 2008.

•
May 27, 2008, the Company signed a letter of intent (‘LOI’), to sell for $2.5 million a 50% interest in 2,560 acres (25%) of its Wardlaw Field to Wind Hydrogen Limited (‘WHL’), a publicly-listed company on the Australian Stock Exchange (‘ASX’). The Wardlaw lease is a 10,502 gross acre field located in Edwards County, Texas. The WHL joint venture is subject to the respective Parties’ satisfactory due diligence, signing of definitive agreements, board approval and WHL shareholder approval. In addition, WHL has purchased two options to expand the venture for 2,560 acres each. The WHL joint venture has received WHL shareholder approval, preliminary due diligence is completed, and signing of a definitive Participation Agreements is contemplated by the end of July.

•
On May 23, 2008, the Company entered into an Agreement to Convert Debt with Richardson & Patel, LLP pursuant to which Richardson & Patel LLP agreed to accept 205,349 shares of our common stock in full payment for legal services previously rendered through for the first quarter of the calendar year. The debt was converted at the rate of $0.85 per share. On May 23, 2008, the closing price of our common stock was $0.98.

Material Events during the Fiscal Year
Control Purchased by Blackwood Ventures, LLC.
On September 26, 2007 Mr. Walter G. Mize, formerly our largest shareholder, entered into a Restated Stock Sale Agreement which was effective as of September 18, 2007 pursuant to which Blackwood Ventures, LLC (“BVL”) purchased from Mr. Mize (i) 3,759,999 shares of our common stock, (ii) a warrant for the purchase of 953,333 shares of our common stock at an exercise price of $3.15 per share, (iii) a warrant for the purchase of 1,000,000 shares of our common stock at an exercise price of $3.36 per share, and (iv) a warrant for the purchase of 953,333 shares of our common stock at an exercise price of $3.75 per share. The purchase price for the securities was $5,017,000. BVL purchased the securities by transferring to Mr. Mize $375,000 in cash and two promissory notes, one in the face amount of $3,767,000 and the second in the face amount of $875,000. The funds transferred to Mr. Mize from BVL to purchase the securities were Blackwood’s personal funds. The members of BVL are Blackwood Capital Limited (“BCL”), DK True Energy Development Ltd., Emes Capital Partners LLC, Rabbi Tzvi Eichen, Berg Family Trust, Howard Berg Defined Benefit Plan, Howard Berg and Avi Masliansky. The managing members of BVL are DK True Energy Development Ltd., Emes Capital Partners LLC and BCL. Dr. David Kahn controls DK True Energy Development Ltd.
On December 19, 2007, the Company entered into an Agreement to Convert Debt with BVL, our largest shareholder, pursuant to which BVL agreed to accept (i) 48,750 shares of our common stock, representing a price of $0.80 per share, and (ii) a warrant to purchase 36,563 shares of our common stock at an exercise price of $1.40 per share in return for the cancellation of $39,000 of debt owed by us to BVL resulting from its prior discharge of certain of our accounts payable. The warrant will have a term of seven years. On December 18, 2007, the last trading day immediately prior to the execution of the Agreement to Convert Debt, the last sale price of our common stock was $0.92.
Blackwood Capital Ltd. (“BCL”) is a Gibraltar chartered company owned by a family trust the beneficiaries of which are the members of the Taylor Kimmins family, and Mr. Andrew Taylor Kimmins is an authorized signatory. On January 15, 2008, the Company entered into a consulting agreement with BCL effective September 1, 2007, for a term of one year, which can be terminated by either party on 45 days notice, for cash compensation of $15,000 per month, plus expense reimbursement. In addition, the Company issued a warrant for the purchase of 1,500,000 shares of our common stock at an exercise price of $1.05 per share. The term of the warrant is four years and the warrant has a cashless exercise provision, at the holder’s election, such that fewer than 1,500,000 shares may be issued upon full exercise. On January 15, 2008, the closing price of our common stock was $0.82.
On March 11, 2008, BVL purchased an additional 566,038 shares of our common stock for $300,000.
On April 17 2008, BVL purchased 200,000 shares of our common stock for $150,000.

For purposes of determining ownership and control, both BVL and BCL are deemed to be affiliates and therefore are combined. As of March 31, 2008, the Company had 9,424,214 shares of common stock outstanding. If all of the shares of common stock, including those represented by warrants or options, were issued as a result of the approval of items 1 through 11 for the 14-C approved by shareholders on May 20, 2008, the Company would have a total of 30,455,969 shares of common stock outstanding. Of this amount, BVL would own 7,655,028 shares, or approximately 25.1%, of our common stock, DK True Energy Development Ltd. would own 5,250,000 shares, or approximately 17.2% of our common stock and BCL (an affiliate of BVL) would own 1,500,000 shares, or approximately 5% of our common stock. Collectively, then, these entities would own a total of 14,405,028 shares, or approximately 47.3% of our outstanding common stock
Lothian Oil Inc. Bankruptcy Release of Controlling Interest
On June 6, 2007, a Company subsidiary entered into an agreement with Lothian Oil, Inc., our then-largest shareholder, whereby the Company agreed to transfer restricted securities to Lothian in full and final payment of a loan with an outstanding balance of $2,009,917 in principal and $434,111 in accrued interest.
On June 13, 2007 our then-largest shareholder, Lothian Oil Inc. (“Lothian”), filed a petition under Chapter 11 of the U.S. Bankruptcy Code.
On July 30, 2007, the Lothian Bankruptcy Court entered its Order Granting Motion of Lothian Oil Inc. to Approve Compromise and Settlement of Claims By and Between Lothian Oil Inc. and Walter G. Mize (Docket No. 217), approving the Mize Settlement, and its Amended Order Granting Motion of Lothian Oil Inc. to Approve Compromise and Settlement Claims By and Between Lothian Oil Inc. and United Heritage Corporation (Docket No. 216), approving the Final United Heritage Corporation Settlement.
The Mize Settlement settled a dispute between Mize and the Debtors, regarding ownership of stock issued by our predecessor corporation, United Heritage Corporation, and the enforcement of a promissory note in the amount of in excess of $5.3 million, allegedly due from Lothian Oil. The UHC Settlement occurred on July 31, 2007, (“the Mize/ United Heritage Corporation closing”). At the Mize/ United Heritage Corporation Closing: (i) Lothian Oil assigned shares and warrants in United Heritage Corporation valued at approximately $2.6 million dollars to Mize, (ii) Mize executed a complete release of any and all secured and unsecured claims against Lothian Oil and made a payment to Lothian oil in the amount of $250,000, (iii) Lothian Oil released United Heritage Corporation from its obligations for intercompany debts totaling approximately $1.8 million dollars, and (iv) United Heritage Corporation and Lothian Oil executed mutual releases of all claims against the other.
$600,000 Private Placement of Common Stock with Warrants
On November 27, 2007 the Company completed a $600,000 private placement to accredited investors, for the issuance of 800,000 common shares and 5 year callable warrant to purchase up to 400,000 shares, at an exercise price of $1.40 per share. The warrant agreement has a cashless exercise provision, at the election of the holder, such that fewer shares than the face amount of the warrants may be issued upon full exercise. The net proceeds were approximately $503,909, and debt conversion by BVL of $96,000.
Conversion of Debt to Equity
On December 19, 2007, the Company entered into an Agreement to Convert Debt with Richardson & Patel, LLP pursuant to which Richardson & Patel LLP agreed to accept (i) 296,856 shares of our common stock and (ii) a warrant for the purchase of 222,642 shares of our common stock in full payment of $237,485.15 in legal services previously rendered. The warrant has an exercise price of $1.40 per share; a term of seven years and a cashless exercise provision, at the holders’ election, such that fewer than 222,642 shares may be issued upon full exercise. The debt was converted at the rate of $0.80 per share. On December 18, 2007, the closing price of our common stock was $0.92.

On December 19, 2007, the Company entered into an Agreement to Convert Debt with Blackwood Ventures LLC, our largest shareholder, pursuant to which Blackwood Ventures LLC agreed to accept (i) 48,750 shares of our common stock, representing a price of $0.80 per share, and (ii) a warrant to purchase 36,563 shares of our common stock at an exercise price of $1.40 per share in return for the cancellation of $39,000 of debt owed by us to Blackwood resulting from its prior discharge of certain of our accounts payable. The warrant will have a term of seven years. On December 18, 2007, the last trading day immediately prior to the execution of the Agreement to Convert Debt, the last sale price of our common stock was $0.92.
Conversion of “Put” Liability
On January 15, 2008, the Company entered into an agreement to convert an $833,335 option put right held by Walter G. Mize (“Mize”) into 1,111,113 shares of the Company’s common stock and a three-year warrant to purchase 555,556 shares of the Company’s common stock at an exercise price of $1.50 per share (the “Mize Agreement”). Mize’s obligation to convert his put right into securities of the Company is conditioned on the Company obtaining a favorable decision by the Panel as to the continued listing of the Company’s common stock on the Nasdaq Capital Market. The conditional favorable ruling was announced in a press release on March 18, 2008.
NASDAQ Compliance
On November 30, 2007 we received a letter from Nasdaq noting our failure to regain compliance by September 30, 2007 and indicating that trading of our common stock was to be suspended at the opening of business on December 11, 2007 unless we appealed the determination. We appealed the determination and a hearing took place before the Nasdaq Hearings Panel (the “Panel”) on January 17, 2008. As of December 31, 2007, as reported in our Quarterly Report on Form 10-QSB for the quarter then ended, our shareholders’ equity amount complies with Marketplace Rule 4310(c)(3) and we believe that we now have the capacity to maintain compliance with this requirement. On March 17, 2008 we received a letter from the Panel indicating that the Panel has determined to continue the listing of our common stock, subject to the condition that our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 demonstrates compliance with the $2.5 million minimum shareholders’ equity requirement. If we fail to demonstrate shareholders’ equity of $2.5 million or greater, the Panel will promptly conduct a hearing with respect to the failure and our securities may be immediately delisted from The Nasdaq Stock Market. However, our audited financial statements for the period ending March 31, 2008 state that the Company had shareholder equity of $3,116,495 which exceeds the threshold required in the Nasdaq notice. If we fail to comply with any requirement for continued listing other than shareholders’ equity, we will be provided with written notice of the deficiency and an opportunity to present a definitive plan to regain compliance. The Panel rendered a conditional determination in our favor on or about March 18, 2008, with respect to our continued listing.
On January 31, 2008 we received a letter from Nasdaq indicating that, for a period of 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In a letter dated June 13, 2008, Nasdaq informed us that we were compliant with Marketplace Rule 4310(c)(4) and that Nasdaq was closing the matter.
Black Sea Investments, Ltd. Lawsuit.
On November 21, 2007, a jury in Johnson County, Texas rendered a verdict in a trial in favor of the Company against Black Sea Investments, Ltd., Bradford A. Phillips, Clifton Phillips, Ryan T. Phillips, and F. Terry Shumate. On February 15, 2008, the 249th District Court in Johnson County, Texas entered a judgment in the amount of $4,020,551.05 with interest accruing at a rate of $583.01 per day until paid against these defendants in favor of the Company.
On March 17, 2008, the individual defendants filed a motion for new trial which was overruled by operation of law on April 30, 2008. The individual defendants then timely filed a Notice of Appeal for the matter to be heard by Texas’ Tenth Court of Appeals in Waco, Texas. In Texas Appellants must file an appeal bond to appeal in the full amount of the judgment plus costs and interest for the anticipated appeal length, but the bond may also be limited to one-half of an individual appellant’s net worth. Appellants seeking to file a bond based on net worth must also file an affidavit in support which may be contested by the Company. The appellate court also has the discretion to set an appeal bond in an amount that would not cause substantial harm to an individual after notice and hearing.

The Company can provide no assurance that this judgment will withstand appeal or that, if upheld, the Company will ever realize the collection of money from this judgment. The Company shares in these proceeds of the collection of this judgment with its attorney, and 50% of the net balance with the Walter Mize Estate.
Management Changes
On May 16, 2007, Mr. Franz A. Skyranz was appointed as a director of the Company and the chair of the Audit Committee.
On July 31, 2007, Walter G. Mize acquired stock held in the Company by Lothian Oil, Inc. and Walter Mize, Joe Martin, Dean Boyd, Bill Wilkins, and Charles Garrett were appointed to the Board of Directors.
On October 2, 2007, Blackwood Ventures, LLC (BVL) acquired all of Walter G. Mize’s securities in the Company, which included a majority of the Company’s outstanding shares.
On October 8, 2007, C. Scott Wilson and Kenneth Levy were terminated from their positions as our chief executive officer and chief financial officer and C. Scott Wilson, Thomas Kelly, Raoul Baxter, and Kenneth Levy resigned from the Board of Directors.
On October 8, 2007, Joseph F. (“Chip”) Langston was appointed as our interim Chief Executive Officer, interim President and interim Chairman of the Board of Directors and as our Chief Financial Officer and Treasurer. Also, Theodore D. Williams and Paul K. Hickey were appointed to the Board of Directors.
On or about November 1, 2007, Paul Watson was appointed the Company’s Chief Operating Officer and Geoffrey Beatson was appointed Vice-President, Engineering and Production.
On November 26, 2007, Messrs. Mize, C. Dean Boyd, Joe Martin, Charles Garrett and Bill Wilkins resigned from our board of directors. (Note Change of Control discussion below).
On January 15, 2008 Mr. Watson was appointed Chief Executive Officer and Chairman of the Board of directors. At this time, Joseph F. Langston stepped down as Chief Executive Officer and Chairman of the Board, but remained the Company’s President, Chief Financial Officer and Secretary.
On March 3, 2008, Mr. Paul K. Hickey was appointed to serve as a member of our board of directors. Mr. Hickey was also appointed to serve as Chairman of our Audit Committee, while Mr. Skyranz along with Mr. Williams serve as independent directors on the Audit Committee.
On March 28, 2008, Messrs Watson, Langston, Skryanz, Williams and Hickey were approved by a majority vote of the shareholders to serve as Directors.
On April 15, 2008 Geoffrey Beatson was terminated by the Company effective as of February 1, 2008.

The 2008 Fiscal Year
On-Going Operations
Through our subsidiary, UHC Petroleum Corporation, we operate the Wardlaw Field, located approximately 28 miles west of Rocksprings in Edwards County, Texas. The Wardlaw Field lies in the southeast portion of the Val Verde Basin with oil production from the field coming from the Glen Rose formation at a depth of less than 600 feet. The leaseholds consist of approximately 10,502 gross acres of which approximately 10,360 gross acres are undeveloped. The leaseholds include 130 wellbores. Of these wells, approximately 44 are currently capable of producing. We are in the process of evaluating the remaining wells. Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled, therefore, based on prior drilling, the primary lease term is currently extended to 2013.
Production in the Wardlaw Field is done via primary production methods and using nitrogen injection under pressure and progressive cavity pumps. Our goal has been to develop the property to fully exploit all of their resources. Previously, the Company has not been able to do properly develop the property because of a lack of working capital and newly developed technological and chemical invocations.
The following table shows the total net oil and gas production from Texas for each of the three most recent fiscal years. Oil production is shown in barrels (Bbl), and natural gas production is shown in thousand cubic feet (Mcf). As of March 30, 2007 we no longer owned the New Mexico properties.

	March 31,
Area	2008	2007	2006

Texas

Oil	1,255 Bbl	1,402 Bbl	1,486 Bbl
Gas	—	—	—

New Mexico
Oil
Gas
The following table illustrates the average sales price and the average production (lifting) costs per barrel and per thousand cubic feet for each of the three most recent fiscal years. As of March 30, 2007 we no longer owned the New Mexico properties.

	March 31,
	2008		2007		2006
Items	Oil	Gas	Oil	Gas	Oil	Gas
Texas
Avg. Sales Price/Unit	$79.09	—	$38.33	—	$36.80	—
Avg. Prod. Cost/Unit	$135.87	—	$144.79	—	$30.11	—
New Mexico
Avg. Sales Price/Unit
Ave. Prod.Cost/Unit

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years. As of March 30, 2007 we no longer owned the New Mexico properties.

March 31,
	2008		2007		2006
	Net	Dry	Net	Dry	Net	Dry
Wells Drilled	Productive Holes		Productive Holes		Productive Holes
Texas
Exploratory	—	—	—	—	—	—
Development	—	—	—	—	—	—
New Mexico
Exploratory	—	—	—	—	—	—
Development	—	—	—	—	—	—
TOTAL
Exploratory	—	—	—	—	—	—
Development	—	—	—	—	—	—
The following table illustrates estimates of the proved oil and gas reserves, for the Wardlaw Field, Edwards County, Texas, as of March 31, 2007 and March 31, 2008.

		Gas
	Oil Reserves	Reserves
	(Bbls)	(Mcf)

March 31, 2007	—	—
Estimated Proved Reserves	—	—
Extensions, additions and discoveries	—	—
Revisions to previous estimates	528,017	—
Production	(1,255)	—

March 31, 2008
Estimated Proved Reserves(1)	526,762	—
We have no oil and gas reserves or production subject to long-term supply, delivery or similar agreements. Estimates of our total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.
The following table illustrates the total gross and net oil and gas wells in which Petroleum had an interest at March 31, 2008. The existence of a productive well does not mean that the well is currently producing or will continue to be productive. The Company has a 100% Working Interest and a 75% Net Revenue Interest in the Wardlaw Lease, Edwards County, Texas.

	Productive Wells
	Gross		Net
Area	Oil	Gas	Oil	Gas

Texas	44	0	33	0

TOTAL	44	0	33	0

The following table illustrates the gross and net acres of developed and undeveloped gas and oil leases held by Petroleum at March 31, 2008.

	Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net

Texas	142	107	10,360	7,770

TOTAL	142	107	10,360	7,770

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
State Regulation of Oil and Gas Production. The State of Texas regulates the production and sale of natural gas and crude oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, most states regulate the rate of production and may establish maximum daily production allowable for wells on a market demand or conservation basis. To date, we have not found these regulations burdensome to comply with.
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
Employees

As of March 31, 2008, we had five full time employees, four in the field and one in NYC. In addition, we have consulting agreements with four officers or employees which account for over half or more of their business activity. We also use two outside consultants, not including legal and investment banking advisors.
ITEM 2. PROPERTIES
On January 15, 2008 we moved our corporate headquarters to Suite 200, 4925 Greenville Avenue, Dallas, Texas 75206. This is not a long term lease.
Petroleum leases an oil field in Edwards County, Texas consisting of approximately 10,502 gross acres of which 7,770 net acres are undeveloped. Pursuant to the leases, Petroleum receives a 100% gross working interest from production. The field is located in the southeast portion of the Val Verde Basin, 28 miles west of the city of Rocksprings, Texas.

ITEM 3. LEGAL PROCEEDINGS
Black Sea Investments, Ltd. Lawsuit.
On November 21, 2007, a jury in Johnson County, Texas rendered a verdict in a trial in favor of the Company against Black Sea Investments, Ltd., Bradford A. Phillips, Clifton Phillips, Ryan T. Phillips, and F. Terry Shumate. On February 15, 2008, the 249th District Court in Johnson County, Texas entered a judgment in the amount of $4,020,551.05 with interest accruing at a rate of $583.01 per day until paid against these defendants in favor of the Company.
On March 17, 2008, the individual defendants filed a motion for new trial which was overruled by operation of law on April 30, 2008. The individual defendants then timely filed a Notice of Appeal for the matter to be heard by Texas’ Tenth Court of Appeals in Waco, Texas. In Texas Appellants must file an appeal bond to appeal in the full amount of the judgment plus costs and interest for the anticipated appeal length, but the bond may also be limited to one-half of an individual appellant’s net worth. Appellants seeking to file a bond based on net worth must also file an affidavit in support which may be contested by the Company. The appellate court also has the discretion to set an appeal bond in an amount that would not cause substantial harm to an individual after notice and hearing.
The Company can provide no assurance that this judgment will withstand appeal or that, if upheld, the Company will ever realize the collection of money from this judgment. The Company shares in these proceeds of the collection of this judgment with its attorney, and 50% of the net balance with the Walter Mize Estate.
Other
The Company does not have any litigation current or contemplated. However, the Company has terminated Geoff Beatson, taken issue with various vendors, and has a royalty owner contest its permit filings with the Texas Railroad Commission. Any of which could result in litigation, which the Company will vigorously pursue and defend.
The Company had option agreements to ex-employees and directors which exercised at $1.50 and $2.91 exercise prices. These options were modified to extend the expiration date to March 31, 2009, to add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008, and to add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price. Since the put feature does not subject the holder to the normal risks of share ownership, the options the Company has classified the put options as liability awards and recorded at fair value. A liability and corresponding expense of $2,727,186 has been recorded in the prior financial statements. A majority of these option puts were exercised. The Company offered the option put holders the same conversion as Walter Mize elected on January 16, 2008. On July 3, 2008, owners of approximately 54% of these options elected to convert the Company’s put obligation to restricted common stock at $0.75 per share, subject to a voting trust and first right of refusal to Blackwood Ventures LLC. Approximately 41% elected to continue the option period until December 31, 2009, for consideration of 10% per annum, payable quarterly with a provision for payment in kind. Approximately 5% did not make an election and their units are held as current liability pending resolution. These transactions have not closed, and are contingent upon the completion of the definitive agreements. Should these transactions close, the Company’s liabilities would be reduced by $1,166,669.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of shareholders on March 28, 2008. The number of issued and outstanding shares of the common stock of United Heritage Corporation as of February 19, 2008, the record date established by the board of directors for determining shareholder eligibility to vote at the meeting, was 7,246,850. Common stock was the only class of voting securities of United Heritage Corporation entitled to vote at the meeting.
There were represented personally or by proxy at the meeting shareholders holding an aggregate of 4,158,510 shares of the common stock of United Heritage Corporation, representing approximately 57.38 % percent of the total shares eligible to vote.
The matters voted upon at the meeting included the election of directors, ratification of the appointment of Hein & Associates, LLP as our independent auditors for the fiscal year ended March 31, 2008. The results of the voting were as follows:
Election of Directors

		Votes
Name of Nominee	Votes For	Withheld

Paul Watson	4,106,640	51,870
Joseph F. (“Chip”) Langston	4,106,635	51,875
Franz A. Skryanz	4,156,675	1,835
Theodore D. Williams	4,156,683	1,827
Paul K. Hickey	4,156,670	1,840
Ratification of Hein & Associates LLP as our independent auditors for the fiscal year ended March 31, 2008.

For	Against	Withheld

4,157,715	756	39
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Market Information
The principal market for our common stock is the Nasdaq Capital Market. Our common stock trades under the symbol “GLRP.”

The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as reported by Nasdaq.

	High	Low
Fiscal Year Ended March 31, 2008
First Quarter	$1.08	$.67
Second Quarter	$1.00	$.41
Third Quarter	$1.88	$.75
Fourth Quarter	$.81	$.51

Fiscal Year Ended March 31, 2007
First Quarter	$3.70	$2.57
Second Quarter	$4.09	$2.48
Third Quarter	$3.18	$2.70
Fourth Quarter	$3.15	$.65
Shareholders
As of June 30, 2008, there were approximately 1,478 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.
Dividends
We have never declared any cash dividends on our common stock and we do not anticipate declaring a cash dividend in the foreseeable future.

Sales of Unregistered Securities
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
On December 19, 2007, the Company entered into an Agreement to Convert Debt with Richardson & Patel, LLP pursuant to which Richardson & Patel LLP agreed to accept (i) 296,856 shares of our common stock and (ii) a warrant for the purchase of 222,642 shares of our common stock in full payment of $237,485.15 in legal services previously rendered. The warrant has an exercise price of $1.40 per share, a term of seven years and a cashless exercise provision, at the holders’ election, such that fewer than 222,642 shares may be issued upon full exercise. The debt was converted at the rate of $0.80 per share. On December 18, 2007, the closing price of our common stock was $0.92.
On December 19, 2007, the Company entered into an Agreement to Convert Debt with Blackwood Ventures LLC (“BVL”), our largest shareholder, pursuant to which BVL agreed to accept (i) 48,750 shares of our common stock, representing a price of $0.80 per share, and (ii) a warrant to purchase 36,563 shares of our common stock at an exercise price of $1.40 per share in return for the cancellation of $39,000 of debt owed by us to BVL resulting from its prior discharge of certain of our accounts payable. The warrant will have a term of seven years. On December 18, 2007, the last trading day immediately prior to the execution of the Agreement to Convert Debt, the last sale price of our common stock was $0.92.

On January 15, 2008 and as further stated above, the Company entered into an agreement to convert an $833,335 option put right held by Walter G. Mize (“Mize”) into 1,111,113 shares of the Company’s common stock and a three-year warrant to purchase 555,556 shares of the Company’s common stock at an exercise price of $1.50 per share.
On March 11, 2008, BVL purchased an additional 566,038 shares of our common stock at $.53 per share.
The Company had option agreements to ex-employees and directors which exercised at $1.50 and $2.91 exercise prices. These options were modified to extend the expiration date to March 31, 2009, to add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008, and to add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price. Since the put feature does not subject the holder to the normal risks of share ownership, the options the Company has classified the put options as liability awards and recorded at fair value. A liability and corresponding expense of $2,727,186 has been recorded in the prior financial statements. A majority of these option puts were exercised. The Company offered the option put holders the same conversion as Walter Mize elected on January 16, 2008. On July 3, 2008, owners of approximately 54% of these options elected to convert the Company’s put obligation to restricted common stock at $0.75 per share, subject to a voting trust and first right of refusal to Blackwood Ventures LLC. Approximately 41% elected to continue the option period until December 31, 2009, for consideration of 10% per annum, payable quarterly with a provision for payment in kind. Approximately 5% did not make an election and their units are held as current liability pending resolution. These transactions have not closed, and are contingent upon the completion of the definitive agreements. Should these transactions close, the Company’s liabilities would be reduced by $1,166,669.
On July 11, 2008, the Company agreed in principle on a term sheet with C. Scott Wilson by which Mr. Wilson’s 500,000 outstanding options would be exchanged for 65,000 restricted common shares. This transaction is conditional upon negotiating and signing a final options exchange agreement, but the Company currently anticipates that the transaction is likely to close.
Equity Compensation Plan Information
The 2008 Equity Incentive Plan In January 2008, our board of directors approved and adopted the United Heritage Corporation 2008 Equity Incentive Plan (the “Plan”). We have reserved 5,000,000 shares of common stock for awards that will be granted from the Plan. The awards are subject to adjustment in the event of stock dividends, recapitalizations, stock splits, reverse stock splits, subdivisions, combinations, reclassifications or similar changes in our capital structure. The Plan became effective upon adoption by the board, and, unless earlier terminated in accordance with the terms and provisions thereof, will remain in effect for a period of ten years from the date of adoption. As of March 6, 2008, the last trading day immediately prior to the Notice Date, the shares of common stock reserved for the Plan had a market value of $0.63 per share.
During this robust period in the oil and gas industry, it is difficult to hire experience professionals. Consequently, in May 2008, the Company’s Shareholders approved a Stock Incentive Plan for the express purpose of providing economic incentives to its officers and employees.
The 2002 Consultant Equity Plan. This plan has not been approved by our shareholders. Officers and directors of United Heritage are not eligible to receive awards from this plan. Typically, awards are granted to third parties who render services to us that do not relate to capital raising or shareholder relations. The term of the plan is 10 years. We have set aside 333,334 shares of our common stock for the purpose of granting awards under this plan. Awards may consist of options to purchase common stock or grants of common stock. The plan is governed by our Board of Directors. Within the parameters set by the plan, the Board of Directors decides to whom awards will be given, the manner of award to be given, the number of shares to be included in an award, the term of an option, whether or not an award will be subject to vesting conditions and, if an exercise price or purchase price is to be paid, the Board of Directors establishes the price to be paid and the manner of acceptable payment. The Board of Directors may amend the plan or discontinue it. The Board of Directors may modify awards, so long as any such modification is agreed to by the recipient of the award. We may reserve the right to repurchase grants of restricted securities that are purchased by a recipient. If we reserve such right and elect to exercise it, we must pay the greater of fair market value or the purchase price for the common stock. Alternatively, we may reserve the right to repurchase the securities by returning the purchase price to the recipient however, this rights lapse in equal increments over a period of five years. All the shares of common stock that were reserved for issuance under this plan have been issued.

Other Plans - The 1995 Stock Option Plan was effective September 11, 1995 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2006 no awards were outstanding under this plan. The 1998 Stock Option Plan was effective July 1, 1998 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2006, there was one award outstanding under the plan for the right to purchase a total of 66,667 shares. The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 1,666,667 shares of our authorized but unissued common stock. On March 31, 2007, there were 19 awards outstanding under the plan for the right to purchase a total of 1,658,333 shares.

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available for future
	exercise of	exercise price of	issuance under the equity
	outstanding options,	outstanding options	compensation plan (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in column)
	(a)	(b)	(c)

Shareholder Approved(1)	1,895,000	$1.37	74,995

Non-Shareholder Approved	0	N/A	0

(1)	No options have been granted from the 2002 Consultant Equity Plan. However, we have paid consultants in the past by granting shares of our common stock from the 2002 Consultant Equity Plan.
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
OVERVIEW
We are an independent producer of natural gas and crude oil based in Dallas, Texas. We produce from properties we lease in Texas. We acquired our Texas property, which includes 102 wellbores (of which approximately 44 wells are capable of producing), in February 1997. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells. However, the revenues we earned did not provide us with enough money to implement our development plans.
During the 2008 fiscal year, the sale price of oil produced by our properties in Texas increased by $40.76 a barrel, to $79.09 a barrel, from $38.33 a barrel during the 2007 fiscal year. Production costs during the 2008 fiscal year decreased from $144.79 a barrel during the 2007 fiscal year to $135.87 a barrel, as a result of low average daily production rate relative to fixed cost.
Except as otherwise discussed in this Annual Report, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations.
During the 2009 fiscal year, our plan is to continue redevelopment of our properties if we are successful in finding other funding sources or, alternatively, we will seek investors or buyers.

Going Concern Status
Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises substantial doubt about our ability to continue as a going concern. We sustained a net loss of $3,251,650 for the fiscal year ended March 31, 2008 and, as of the same period, we had a working capital deficit of $2,714,405. We must obtain financing in order to develop our properties and alleviate the doubt about our ability to continue as a going concern.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.
Oil and Gas Properties
Proved Reserves — Proved reserves are defined by the Securities and Exchange Commission as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the Securities and Exchange Commission, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates have been updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by the Company. The Company cannot predict what reserve revisions may be required in future periods.
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
Impairment of Properties — We will continue to monitor our long-lived assets recorded in oil and gas properties in the consolidated balance sheet to ensure they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and gas reserves that will be produced from a field, the timing of future production, future production costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations or tax laws. All of these factors must be considered when testing a property’s carrying value for impairment. We cannot predict whether impairment charges may be required in the future.
Revenue Recognition — Oil and gas production revenues are recognized at the point of sale. Production not sold at the end of the fiscal year is included as inventory.
Income Taxes — Included in our net deferred tax assets are approximately $16.4 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset. Moreover, our recent change of majority ownership significantly reduced our ability to carry forward our net operating losses.
Accounting Estimates — Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. In particular, there is significant judgment required to estimate oil and gas reserves, impairment of unproved properties and asset retirement obligations. Actual results could vary significantly from the results that are obtained by using management’s estimates.
OFF-BALANCE SHEET ARRANGEMENTS
It is customary for oil and gas companies to seek partners in developing their assets. In doing so, you dilute your ownership but share the risk and capital expense of development. Consequently, the Company has accepted a partner in a portion of the development of its Wardlaw Lease in Edwards County, Texas.
May 27, 2008, the Company signed a letter of intent (‘LOI’), to sell for $2.5 million a 50% working interest in 2,560 acres of its Wardlaw Field to Wind Hydrogen Limited (‘WHL’), a publicly-listed company on the Australian Stock Exchange (‘ASX’). The Wardlaw lease is a 10,502 gross acre field located in Edwards County, Texas. . In addition, WHL has purchased two options for $150,000 each to expand the venture for Phase 2 for 2,560 for $3 million for a 50% interest, and for Phase 3 for an additional 2,560 acres for $4 million for a 50% working interest. The WHL joint venture has received WHL shareholder approval, preliminary due diligence is completed, and signing of a definitive Participation Agreements is contemplated by mid July.
This Participation Agreement caused the Company to give up as much as one half interest in 7,680 acres (assuming all three options are exercised by WHL. However, for allowing a partner to earn up to a 37.5% Net Revenue ownership interest in the entire lease, we were carried, for approximately $2,500,000 of capital expenditures on Phase 1 of the development project.

RESULTS OF OPERATIONS
The following selected financial data for the two years ended March 31, 2008 and March 31, 2007 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

	Year Ended	Year Ended
	March 31, 2008	March 31, 2007

Income Data:
Revenues	$62,025	$1,014,734
Income Profit (Loss)	$(3,251,650)	(11,435,134)
Income Profit (Loss)
Per Share	$(.46)	$(1.77)
Weighted Average
Number of Shares	7,111,758	6,446,758

Balance Sheet Data:
Working Capital (deficit)	$(2,714,405)	$(1,218,803)
Total Assets	$6,074,484	$9,983,559
Current Liabilities	$2,870,071	$3,427,471
Long-Term Debt	$0	$2,941,983
Shareholders’ Equity	$3,116,495	$803,977
Combined Results
Our revenues for the 2008 fiscal year were $62,025, a decrease of $952,709 or approximately 94%, as compared to revenues of $1,014,734 for the 2007 fiscal year. The decrease in sales revenue for the 2008 fiscal year was due primarily to the sale of the New Mexico operations which in turn decreased the volume of oil sold.
Total operating expenses of $3,558,744 reflects a decrease of $2,309,208, or approximately 39%, for the 2008 fiscal year as compared to operating expenses of $5,867,952 for the 2007 fiscal year. The significant operating expenses reported for the 2007 fiscal year resulted from the recognition the expense portion of warrants, stock options and puts. General and administrative expenses increased slightly by $16,639, or approximately 1.3%, from $1,317,456 in the 2007 fiscal year to $1,334,095 in the 2008 fiscal year. We also incurred a put option expense of $253,919, warrants expense of $1,156,049 and stock option expense of $476,857 during the fiscal year ended March 31, 2008. We had no similar expense during the fiscal year ended March 31, 2007. Interest expense was $70,117 in the 2008 fiscal year, as compared to $456,683 in the 2007 fiscal year.
Our net loss for the 2008 fiscal year was $3,251,650 a decrease of $8,183,484 or approximately 72%, as compared to a net loss of $11,435,134 for the 2007 fiscal year. We reported a significant decrease in net loss because we did not have a loss from the sale of oil and gas properties in the 2008 fiscal year, as compared to the loss from sale of oil and gas properties of $6,125,233 we incurred in the 2007 fiscal year.
Oil and Gas Activity
Oil and gas sales during the 2008 fiscal year were $62,025, a decrease of $952,709 or approximately 94%, as compared to sales of $1,014,734 during the 2007 fiscal year. The volume of production sold during the 2008 fiscal year was lower than the volume of production sold during the 2007 fiscal year due to the sale of the New Mexico oil and gas properties.

Receivables from a single oil and gas customer comprised 0% of our trade receivable balance at March 31, 2008. No allowance for doubtful accounts has been included in our financial statements since recorded amounts are determined to be fully collectible, based on management’s review of customer accounts, historical experience and other pertinent factors. During the fiscal year ended March 31, 2008, we recorded oil and gas sales to only one customer. However, buyers of crude oil are plentiful and can be easily replaced.
Production and operating expenses were $72,166 during the 2008 fiscal year as compared to $1,320,401 in production and operating expenses during the 2007 fiscal year, a decrease of $1,248,235 or approximately 95%. This significant decrease in production and operating expenses was the result of the sale of the New Mexico oil and gas properties. Depreciation and depletion expense for the 2008 fiscal year was $1,868 as compared to depreciation and depletion expense of $490,507 for the 2007 fiscal year, a decrease of $488,639 or approximately 99%. The decreased depreciation and depletion expense resulted primarily from the sale of the New Mexico oil and gas properties.
Over the last two fiscal years, changes in the Company’s net sales and revenue have been primarily impacted by strategic transactions such as asset sales rather than inflation or market conditions. On a going forward basis, high prices for hydrocarbons may stoke demand for oil and gas service providers, causing them to increase their costs.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our sales revenues have not been adequate to support our operations
Our current assets decreased by $2,053,002 or approximately 93%, from $2,208,668 at March 31, 2007 to $155,666 at March 31, 2008. The decrease in our current assets was due primarily to cash and receivables related to the Asset Sale. Current liabilities decrease from $3,427,471 at March 31, 2007, to $ 2,870,071 at March 31, 2008, a decrease of $557,400 or approximately 16%. The decrease in current liabilities was due to decrease payables. Working capital was a deficit of $2,714,405 at March 31, 2008 as compared to the March 31, 2007 deficit of $1,218,803, an increase of $1,495,602 or approximately 122%. The increase deficit was due primarily to the Asset Sale.
Total assets were $6,074,484 at March 31, 2008, a decrease of $3,909,075 as compared to $9,983,559 for the 2007 fiscal year. The decrease in total assets resulted primarily from the sale of our New Mexico property.
Capital Resources
Our business plan for the next fiscal year entails redevelopment activities on the Wardlaw properties which may result in a capital expenditure greater than $1 million, in addition to the WHL venture discussed below. The Company will not be able to generate this necessary amount internally. The Company will rely on additional equity financing, bank debt financing, as well as off balance sheet joint ventures. For this reason we entered into a Letter of Intent with Wind Hydrogen Limited, a publicly-listed company on the Australian Stock Exchange to sell a 50% interest in 2,560 of the Company’s Wardlaw Field acreage for US $2,500,000 which may be spent on development activities in the Wardlaw Field. This transaction is subject to satisfactory due diligence, a definitive agreement, and approval by Wind Hydrogen Limited’s shareholders. Should this transaction be successfully concluded, the Company will have made significant progress in obtaining the capital resources necessary to implement the Company’s plan to redevelop the Wardlaw properties.
The Company will not be making any commitment of capital resources until it has secured the capital resources necessary to make such a commitment.
Cash Flow
Our operations used $2,172,016 of cash in the 2008 fiscal year as compared to $575,885 used in the 2007 fiscal year. The cash flow deficits are due to the operating losses incurred.

Cash of $59,348 was used in investing activities during the 2008 fiscal year and cash of $642,211 was provided by investing activities for the 2007 fiscal year. Cash of $59,348 was used for capital expenditures for our oil and gas properties and for the purchase of equipment. During the 2007 fiscal year, cash flows used in investing activities related primarily to capital expenditures for our oil and gas properties.
In the 2008 fiscal year, cash of $625,461 was provided by financing activities.
At March 31, 2008 we had cash of $65,769.
Subsequent Events
Because of the delay in the approval of the items in the 14C, several corporate financings were not final as of March 31, 2008. To facilitate the understanding of the effect of these transactions, a pro forma balance sheet describes the results to the Company enhanced financial capabilities.
GLEN ROSE PETROLEUM CORPORATIONAND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008

	March 31,	March 31,
	2008	2008
	(Unaudited)
	Pro Forma	Historical
ASSETS
CURRENT ASSETS
Cash	$635,769	65,769
Accounts receivable	2,081	2,081
Accounts receivable — other	50,000	0
Inventory	79,241	79,241
Prepaid expenses	8,575	8,575

Total current assets	775,666	155,666

INVESTMENT in Cano Petroleum common stock, at fair value (restricted)	—	—

UNPROVED OIL AND GAS PROPERTIES, accounted for using the full cost method	5,915,184	5,915,184

	5,915,184	5,915,184
PROPERTY AND EQUIPMENT, at cost
Equipment, furniture and fixtures	2,699	2,699
Vehicles	6,752	6,752

	9,451	9,451
Less accumulated depreciation	(5,817)	(5,817)

	3,634	3,634

TOTAL ASSETS	$6,694,484	6,074,484

GLEN ROSE PETROLEUM CORPORATIONAND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008

	March 31,	March 31,
	2008	2008
	(Unaudited)
	Pro Forma	Historical
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$162,813	378,551
Accounts payable, related party	0	0
Accrued expenses	343,750	343,750
Accrued put option liability	110,268	2,147,770
Accrued interest, related party	0	0

Total current liabilities	616,831	2,870,071
LONG-TERM LIABILITIES
Asset retirement obligation	87,918	87,918
Note payable, related parties	0	0
Accrued put option liability	870,835	0
Deferred tax liability	0	0

Total liabilities	1,575,584	2,957,989
SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	0	0
Common stock, $.001 par value, 125,000,000 shares authorized, 11,611,360 and 9,424,214 issued and outstanding, respectively	11,611	9,424
Additional paid-in capital	51,358,085	49,357,867
Accumulated deficit	(46,250,796)	(46,250,796))

Total shareholders’ equity	5,118,900	3,116,495

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,694,484	6,074,484

On June 30, 2008 the Board approved the WHL Participation agreement in which we have received $250K in May 2008 as the down payment for Phase 1. In addition, WHL purchased $100,000 of the previously mentioned $500,000 PIPE, and also purchased $150,000 PIPE, which, combined, resulted in the issuance of 300,000 shares of common stock.
On June 30, 2008 the Board approved a share repurchase by first having a 1 for 200 reverse split the stock, then an immediate purchase the fractional shares at the then market price, and then on the same day a 200 for 1 forward split. The result (based on shareholders of record as of April 28, 2008 would be the repurchase of approximately 18,000 shares, which would eliminate 1,385 shareholders, which hold an average of 13 shares. This would leave approximately 93 shareholders of record, plus shareholders who hold their shares in street name.
The sale of 666,667 shares of our common stock in January 2008 at a price of $0.75 per share for gross proceeds of $500,000 increased Cash and Shareholders’ Equity.
On May 23, 2008, the Company entered into an Agreement to Convert Debt with Richardson & Patel, LLP pursuant to which Richardson & Patel LLP agreed to accept 253,810 shares of our common stock in full payment of $215,738 for legal services previously rendered. The debt was converted at the rate of $0.85 per share. On May 23, 2008, the closing price of our common stock was $0.98. This reduced Accounts Payable and increased Shareholders’ Equity.
On June 12, 2008, WHL purchased $120,000 PIPE at $1.20 per share or 100,000 number of shares. This increases cash and Shareholders’ Equity.

On July 3, 2008, approximately 54% of the holders of the Lothian Put Option of $2,147,770 as recorded in balance sheet elected to convert to common stock of the Company at a price of $0.75 per share. This reduced that current liability by $1,166,669. At the same time, approximately 41% of the Lothian Put Option holders elected to extend their options until December 31, 2009. The effect is to reduce the short term liability and create a long term liability for the same amount of $870,835. One unit holder did not make an election during the polling period. Therefore, approximately 5% of the Lothian Put Option liability will remain as a current liability for the amount of $110,268.
Non-Compliance with Nasdaq Rules
On July 19, 2007 we received a letter from the Nasdaq Stock Market (“Nasdaq”) which indicated that we did not comply with Marketplace Rule 4310(c)(3) which requires us to have a minimum of $2,500,000 in shareholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.
We submitted a plan on August 2, 2007 to achieve and sustain compliance with the NASDAQ Capital Market Listing Requirements and Nasdaq granted us an extension of time to regain compliance. We were required to evidence compliance on the filing of our next periodic report or be subject to delisting.
On November 14, 2007 we filed our quarterly report on Form 10-QSB for the quarter ended September 30, 2007, which showed that we were not in compliance with Marketplace Rule 4310(c)(3).
On November 30, 2007 we received a letter from Nasdaq noting our failure to regain compliance by September 30, 2007 and indicating that trading of our common stock was to be suspended at the opening of business on December 11, 2007 unless we appealed the determination. We appealed the determination and a hearing took place before the Nasdaq Hearings Panel (the “Panel”) on January 17, 2008. As of December 31, 2007, as reported in our Quarterly Report on Form 10-QSB for the quarter then ended, our shareholders’ equity amount complies with Marketplace Rule 4310(c)(3) and we believe that we now have the capacity to maintain compliance with this requirement. On March 17, 2008 we received a letter from the Panel indicating that the Panel has determined to continue the listing of our common stock, subject to the condition that our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 demonstrates compliance with the $2.5 million minimum shareholders’ equity requirement. If we fail to demonstrate shareholders’ equity of $2.5 million or greater, the Panel will promptly conduct a hearing with respect to the failure and our securities may be immediately delisted from The Nasdaq Stock Market. However, our audited financial statements for the period ending March 31, 2008 state that the Company had shareholder equity of $3,116,495 which exceeds the threshold required in the Nasdaq notice. If we fail to comply with any requirement for continued listing other than shareholders’ equity, we will be provided with written notice of the deficiency and an opportunity to present a definitive plan to regain compliance. The Panel conditionally rendered a determination in our favor on March 17, 2008 with respect to our continued listing.
On January 31, 2008 we received a letter from Nasdaq indicating that, for a period of 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). According to the letter, we have until July 29, 2008 to regain compliance. In a letter dated June 13, 2008, Nasdaq informed us that we were compliant with Marketplace Rule 4310(c)(4) and that Nasdaq was closing the matter.
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

Hein & Associates LLP, our independent auditor, has included in its report on our financial statements a paragraph stating that that we may be unable to continue as a going concern.
We have experienced net losses and negative cash flows from operations. We sustained a net loss of $3,251,650 and a working capital deficit of $2,714,405 for the fiscal year ended March 31, 2008. We have an accumulated deficit of $46,250,796. As discussed in Note 2 to the financial statements, we sold all of our proved reserves in 2007 and we currently do not have significant revenue producing assets. In addition, we have limited capital resources. All of these factors raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the report of Hein & Associates LLP, our independent certified public accountants, on our consolidated financial statements for the year ended March 31, 2008 these conditions have raised substantial doubt about our ability to continue as a going concern.
We must estimate our proved oil and gas reserves and the estimated future net cash flows from the reserves. These estimates may prove to be inaccurate.
This Form 10-K contains estimates of our proved oil and gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently imprecise. Additionally, our interpretations of the rules governing the estimation of proved reserves could differ from the interpretation of staff members of regulatory authorities resulting in estimates that could be challenged by these authorities.
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
We believe that our properties have significant reserves of oil; however, we have not had the funds to fully exploit these resources. The costs associated with the development of oil and gas properties, including engineering studies, equipment purchase or leasing and personnel costs, are significant. In order to become profitable we must enhance our oil production, which means that we must drill and/or recomplete more wells. In order to accomplish this, we must find additional sources of capital.
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
Our competitors include major oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staff and greater capital resources than we have. These larger competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. We do not represent a significant presence in the oil and gas industry.
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
On February 25, 2008 Weaver and Tidwell LLP, Certified Public Accountants, the independent accountant who had been engaged by United Heritage Corporation as the principal accountant to audit our consolidated financial statements, notified us that it resigned effective February 25, 2008.

On March 28, 2008, the Audit Committee of our Board of Directors approved the engagement of Hein & Associates LLP as our new principal independent accountant to audit our consolidated financial statements for the year ending March 31, 2008.
During the fiscal year ended March 31, 2007, Weaver and Tidwell LLP advised us that significant deficiencies in our internal control had come to its attention which represented a material weakness. Weaver and Tidwell LLP concluded that certain of the significant deficiencies resulted in more than a remote likelihood that a material misstatement of our financial statements to be issued covering the fiscal year ended March 31, 2007 would not be prevented or detected. We disclosed the material weakness in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.
The report of Weaver and Tidwell LLP on our financial statements as of and for the years ended March 31, 2007 and March 31, 2006 did not contain an adverse opinion, or a disclaimer of opinion, however the report issued on the financial statements for the year ended March 31, 2007 was modified as to the Company’s ability to continue as a going concern. During the periods ended March 31, 2007 and March 31, 2006 and the interim period from April 1, 2007 through the date of resignation, we did not have any disagreements with Weaver and Tidwell LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weaver and Tidwell LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. Weaver and Tidwell, LLP’s statement about its resignation is attached as Exhibit 16 to the Company’s Form 8-K filed April 3, 2008.
Prior to engaging Hein & Associates LLP, the Company had not consulted Hein & Associates LLP, regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.
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
There have been no material changes in internal control over financial reporting during the fourth quarter that could materially affect or is reasonably likely to affect our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Glen Rose Petroleum Corporation’s management is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
In the year ending March 31, 2008 Glen Rose Petroleum Corporation’s management team conducted tests of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”) in the United States. In accordance with these standards, management assessed and tested, on a sample basis, Glen Rose Petroleum Corporation’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of the internal control over financial reporting.

In management’s opinion, based on the assessment completed for the year ended March 31, 2008, the internal controls over financial reporting are not operating effectively.
Furthermore, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly and annual financial statements due to limited personnel and a lack of segregation of duties. In connection with the preparation of this report, we discovered that, due to the difficulty experienced by management in applying complex accounting standards, our control environment is dependent upon a review function and the ability to recognize and obtain assistance for complex transactions, which does not exist. The ineffectiveness of these controls resulted in adjustments related to the recording of stock options, warrants, and conversion of debt. This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.
Other than as described above, there were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.
The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
ITEM 8B. OTHER INFORMATION
Not applicable.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
On May 16, 2007, Mr. Franz A. Skyranz was appointed as a director of the Company and the chair of the Audit Committee.
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
On October 8, 2007, Joseph F. (“Chip”) Langston was appointed as our interim Chief Executive Officer, interim President and interim Chairman of the Board of Directors and as our Chief Financial Officer and Treasurer. Also, Theodore D. Williams and Paul K. Hickey were appointed to the Board of Directors.
On November 26, 2007, Messrs. Mize, C. Dean Boyd, Joe Martin, Charles Garrett and Bill Wilkins resigned from our board of directors.
On November 28, 2007 Paul Watson was appointed to the Board of Directors of the Corporation and as Chief Operating Officer.

Also, in November 2007, Mr. Franz A. Skryanz, Mr. Theodore D. Williams and Mr. Paul K. Hickey were appointed to the Board of Directors. On March 28, 2008, they were approved by a majority vote of the shareholders.
On January 15, 2008 Mr. Watson was appointed Chief Executive Officer and Chairman of the Board of directors. At this time, Joseph F. Langston stepped down as Chief Executive Officer and Chairman of the Board, but remained the Company’s President, Chief Financial Officer and Secretary.
On March 3, 2008, Mr. Paul Hickey was elected as chairman of the Audit Committee, while Mr. Skyranz along with Mr. Williams serve as independent directors on the Audit Committee.
Below is information about our directors, executive officers and significant employees. There are no family relationships among our executive officers and directors.
Paul D. Watson Chief Executive Officer and Chairman of the board of directors
Director since November 2007 Age 56
Mr. Watson was appointed to our board of directors and as our chief operating officer on November 27, 2007. On January 14, 2008, Mr. Watson relinquished his position as chief operating officer and was appointed as our chief executive officer and as chairman of the board of directors. Mr. Watson provides services to us on a full time basis, although he devotes approximately one hour per month to Applewood Energy, Inc., a personal services corporation of which he is the president and sole shareholder.
Mr. Watson is an oil and gas consultant, developer, acquirer and financier with 34 years experience at public and private natural resources and energy companies worldwide. From May 2004 through October 2007 he was the vice president of exploration and a member of the board of directors at Energy 51 Ltd./Watch Resources Ltd., a Canadian energy corporation. Prior to joining Energy 51 Ltd./Watch Resources Ltd., Mr. Watson was the vice president of exploration at Trafina Energy from July 2000 to May 2004. Mr. Watson has also served as a consultant to numerous energy companies, including Kelman Technologies, Inc., of which he is a director, Reliance Engineering Group, Inc. and Reflect Technology, Inc. Mr. Watson began his career as a junior geologist in 1973 after earning his Bachelor of Science degree in geology at the University of Alberta, Edmonton, Alberta, Canada.
Joseph F. Langston Jr. President, Chief Financial Officer, Secretary and director
Director since October 2007 Age 56
Mr. Langston was appointed to our board of directors and as our interim chief executive officer, interim president and chief financial officer on October 8, 2007. On January 14, 2008, Mr. Langston relinquished his position as interim chief executive officer and was appointed as our president, secretary and, again, as our chief financial officer. Mr. Langston provides approximately 30 hours per week in services to us.
From 1995 through the present, Mr. Langston has been the founder and executive officer of Langston Investments, Inc. based in Dallas Texas. Langston Investments, Inc. specializes in private investment banking for mid-sized companies. From 1989 through 1995, Mr. Langston was the vice-president of finance of Search Exploration, Inc., a public company that developed oil and gas prospects in Texas and the Louisiana gulf coast region. Search Exploration, Inc. merged with Harken Energy Corporation in May 1995. From 1977 through 1982 Mr. Langston was chief financial officer of Trans-Western Exploration, Inc., a company he helped found. During that period he raised funds from United States and European institutions for oil and gas exploration. Mr. Langston received his Bachelor of Business Administration degree in accounting and finance from the University of Texas at Arlington in 1974 and became a certified public accountant in 1978. Mr. Langston also serves on the boards of directors of Platina Energy Group, Inc., a publicly traded corporation, and Buccaneer Energy Corp., a private company.

Franz A. Skryanz Director since May 2007 Age 70
Mr. Skryanz was appointed to our board of directors and as the chairman of the audit committee on May 16, 2007.
Mr. Skryanz was a director of Xethanol Corporation, a publicly traded company, from August 2000 until his resignation in October 2006. He was appointed as Xethanol Corporation’s secretary and treasurer in February 2005 and continues in these positions. From 2000 to late 2002 Mr. Skryanz also consulted with London Manhattan Securities, Inc. assisting in the development of international projects and managing accounting and administration of that company. Mr. Skryanz has also provided financial management, corporate secretary and treasurer services to early-stage entrepreneurial companies. Prior to joining Xethanol, he served as treasurer and secretary of NETdigest.com, Inc., chief financial officer of Cam Designs, Inc. and chief financial officer and treasurer of Nyros Telecom Services, Inc., a privately-held company with telecom ventures in Russia. Mr. Skryanz holds a Masters of Business Administration degree from the University of Vienna, Austria and was an exchange student at Cambridge University, England and the University of Valencia, Spain.
Theodore D. Williams Director since October 2007 Age 37
Mr. Williams was appointed to our board of directors and as a member of the audit committee on October 8, 2007.
In August 2003 Mr. Williams co-founded, and since September 2003 Mr. Williams has been the managing partner of, Point Capital Partners, LLC. Point Capital Partners, LLC, located in Chatham, New Jersey, is a private merchant bank focused on principal investments in the healthcare, energy and information technology industries. From February 2003 to August 2003, Mr. Williams was vice president of healthcare investment banking at Morgan Joseph & Co. Inc. From May 2000 to November 2002, Mr. Williams was a senior associate of healthcare investment banking with Thomas Weisel Partners LLC. Mr. Williams graduated from the United States Military Academy in West Point, New York and served in the United States Army from April 1995 through February 1997. Mr. Williams is a director of Lothian Oil Inc.
Paul K. Hickey Director since October 2007 Age 75 Mr. Hickey was appointed to our board of directors on October 8, 2007, and Chairman of the Audit Committee on March 3, 2008.
Since March 1971, Mr. Hickey has been the President of P.K. Hickey & Co., Inc., a privately held investment banking firm based in New York City. Mr. Hickey is currently a member of the board of directors of five private corporations.
No family relationships exist among our executive officers and directors. With the exception of Messrs. Langston and Watson, all of the members of our board of directors are independent, as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules.
Barry J. Pierce, CPA — Controller since April 16, 2008 Age 39
Mr. Pierce has 17 years of experience in the electric cooperative, gas, natural gas, telecommunications industries as well as other non-profit organizations. Background includes success in business start-ups and corporate turnarounds, which specialties in corporate accounting and finance, revenue generation, cost savings, business process development, and business reengineering. He has Completed 120+ hours towards an MBA, in Accounting from the University of North Texas — Denton, TX, Bachelor of Science Degree, Business Management LeTourneau University - Longview, TX. Mr. Pierce is a CPA and a member of American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants, National Society of Accountants, and National Society of Accountants for Cooperatives.

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

We have an audit committee composed of Messrs. Hickey, Skryanz, and Williams. The members of the Audit Committee are independent as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules. We consider Mr. Hickey, the Chairman of the Audit Committee, to be an audit committee financial expert. An audit committee financial expert is defined as a person who has the following attributes:
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

Consulting Agreements:
On November 27, 2007 our board of directors approved, and on November 28, 2007 we entered into, a 12 month Consulting Agreement (the “DK/RTP Consulting Agreement”) with DK True Energy Development Ltd. and RTP Secure Energy Corp. (the “Consultants”). The Consultants are to provide services to us including, but not limited to, reservoir analysis and geological and engineering expertise.
DK True Energy Development Ltd. is a company controlled by Dr. David Kahn. Dr. Kahn is a reservoir engineer with 20 years experience in heavy oil projects with Texaco and Baker Hughes and, more recently, was a principal in development stage heavy oil companies that engaged in merger and acquisition transactions with Megawest Energy Inc. and Pearl Exploration and Production Ltd., a Canadian-based oil and gas company.
In lieu of cash compensation, the Consultants have agreed to accept warrants to purchase up to a total of 9,000,000 shares of our common stock at an exercise price of $1.05 per share, exercisable after December 31, 2007 and only on a cashless basis. In order to determine the number of shares that would be issued, the warrant holder must multiply the difference between the fair market value of the common stock and the warrant exercise price times the number of shares to be purchased and divide the product by the fair market value of the common stock. The fair market value of the common stock is computed by taking the average of the closing bid and asked prices of the common stock quoted in the Over-The-Counter Market or the last reported sale price of the common stock or the closing price quoted on the Nasdaq Capital Market or on any exchange on which the common stock is listed for the 30 trading days prior to the date of the company’s receipt of the warrant. The warrants will have a term of 5 years. The parties have allocated the warrants so that DK True Energy Development Ltd. will have the right to purchase 5,250,000 shares of our common stock and RTP Secure Energy will have the right to purchase 3,750,000 shares of our common stock. Blackwood Ventures LLC, has executed a voting agreement to approve the Consultants’ warrants. The right to purchase 1,147,500 shares of our common stock will vest 20 days following the date that this information statement is sent to our shareholders; the right to purchase 2,452,500 shares of common stock will vest when we announce that we are implementing a development program based on the results of a pilot program completed for the Wardlaw field; and the right to purchase 5,400,000 shares of our common stock will vest at the rate of 675,000 shares when we produce an average of 250 barrels of oil per day over 30 days (“bopd30av”), 500 bopd30av, 750 bopd30av, 1,000 bopd30av, 1,250 bopd30av, 1,500 bopd30av, 1750 bopd30av and 2,000 bopd30av. The warrant will be fully vested when production reaches 2,000 bopd30av.
On January 15, 2008 the Company entered into a Consulting Agreement with Blackwood Capital Limited (“BCL”), which is a managing member of our controlling shareholder. BCL began providing services to us beginning on September 1, 2007. The services provided to us by BCL include assisting us with preparing business plans and projections, analyzing our financial data, advising us on our capital structure and on alternative structures for raising capital, reviewing our managerial needs and advising us with respect to retaining the services of managerial candidates, advising us on public relations. We may, in the future, also receive services from BCL relating to acquisitions or mergers or undertaking a public offering. BCL introduced us to Paul Watson, our chief executive officer, Joseph F. Langston Jr., our chief financial officer, Dr. David Kahn, who provides consulting services to us through DK True Energy Development Ltd., and Raymond T. Pirraglia, who provides consulting services to us through RTP Secure Energy Corp. Our consulting agreement with BCL has a term of one year, but may be terminated by either party on 45 days notice. A termination will not release us from the payment of the compensation called for by the agreement. In payment for the services rendered to us, and as an inducement to render further services to us, we agreed to issue to BCL a warrant for the purchase of 1,500,000 shares of our common stock at an exercise price of $1.05 per share. The term of the warrant is four years and the warrant has a cashless exercise provision, at the holder’s election, such that fewer than 1,500,000 shares may be issued upon full exercise. On January 15, 2008, the closing price of our common stock was $0.82. The Consulting Agreement also requires us to pay to BCL, from September 1, 2007 through the term of the agreement, cash compensation of $15,000 per month.

Recommendations by Security Holders of Nominees to the Board of Directors
There has been no material change in the procedures by which security holders may recommend nominees to our Board of Directors, as described in the Proxy Statement we filed with the Securities and Exchange Commission on February 27, 2008.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.
Based upon a review of Forms 3 and 4 and any amendments thereto furnished to us during the fiscal year ended March 31, 2008, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended March 31, 2008, management has determined that, during such fiscal year, no directors, officers or ten percent beneficial owners of our common stock failed to file on a timely basis with the Securities and Exchange Commission a required report on Form 3, 4 or 5, except for a Form 3 filed by Blackwood Ventures Limited on October 29, 2007 that was filed 33 days after the stated event and a Form 4 filed by Blackwood Ventures Limited on November 2, 2007 that was filed 37 days after the stated event.
Code of Ethics
We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. Joseph F. (“Chip”) Langston, President, Glen Rose Petroleum Corporation, Suite 200, 4925 Greenville Avenue, Dallas, Texas, 75206.
ITEM 10. EXECUTIVE COMPENSATION
Officer and Director Compensation
The Company determined to award its officers and directors through a mixture of salary and performance-related compensation. The performance-related compensation entails two performance metrics. First, the value of our officers’ and directors options and warrants will fluctuate in tandem with our stock price. If our stock price increases, the options and warrants possessed by and awarded to our officers and directors will grow more valuable. Conversely, these options and warrants will become less valuable should the stock price decrease. Second, Paul D. Watson’s and Joseph F. Langston’s warrant compensation will be based on the Company’s oil and gas production amounts. The oil and gas production metrics that the Company must meet to earn this compensation are several multiples of our current production. The company anticipates that if it meets the oil and gas production metrics designated in Mr. Watson’s compensation, then the Company’s value to shareholders will rise correspondingly. These two compensation metrics, share price and oil and gas production, may highly correlate. Finally, Joseph F. Langston, our chief financial officer, will also receive warrants from the Company upon the close of a Company financing in the amount of $1,000,000 or more.
Paul D. Watson and Joseph F. Langston were both new hires during the year ending March 31, 2008. Consequently, they have new compensation schedules which have not been materially modified since their hire. Also, the Company has not waived or modified Mr. Watson’s or Mr. Langston’s performance targets.

Mr. Paul D. Watson, Chairman and Chief Executive Officer —
For Mr. Watson’s services, we agreed to issue to Applewood shares of our common stock having a value of $60,000 and to pay cash compensation of $5,000 per month. We began paying the monthly cash compensation in December 2007. We have not yet issued the shares of common stock. The Applewood Consulting Agreement requires us to use the closing price of our common stock on the date the agreement was executed to compute the number of shares to be issued. On November 28, 2007 the closing price of our common stock was $1.84, therefore we are required to issue to Applewood 32,609 shares of our common stock. Upon completion of the first and second years of the Applewood Consulting Agreement and provided it is not terminated in accordance with its terms, we have agreed to pay Applewood a bonus equal to the amount of the annual compensation. The bonus will be paid with our common stock. Furthermore, upon the achievement of certain milestones related to the development of oil production on the Wardlaw field, Applewood will also receive a warrant to purchase a total of 1,600,000 shares of our common stock. The warrant will have a term of five years and will vest as follows: (i) the right to purchase 400,000 shares of common stock at an exercise price of $2.00 per share will vest upon completion of a successful pilot; (ii) the right to purchase 400,000 shares of common stock at an exercise price of $2.00 per share will vest when the 30 day average for production reaches 1,000 barrels of oil equivalent per day (“boe/d”); (iii) the right to purchase 400,000 shares of common stock at an exercise price of $2.50 per share will vest when the 30 day average for production reaches 2,000 boe/d; and (iv) the right to purchase 400,000 shares of common stock having an exercise price of $3.00 per share will vest when the 30 day average for production reaches 3,000 boe/d. The warrants have not been earned and no expense has been recognized as of March 31, 2008.
Mr. Joseph F. (“Chip”) Langston, Secretary, President and Chief Financial Officer —
In October 2007 Mr. Langston agreed to be interim president and director for $7,500 per month, payable $2,500 in cash and the balance in common stock at an agreed-upon value of $0.75 per share. We are required to issue 20,000 shares of our common stock to Mr. Langston in exchange for the services he rendered pursuant to this agreement, although the shares have not yet been issued.
As of January 1, 2008, Mr. Langston agreed to be president, chief financial officer and a director in exchange for compensation consisting of cash common stock having a value of $60,000 (80,000 shares, the stock price was $0.75 per share at the time) and to pay cash compensation of $5,000 per month. None of the compensation to be paid with common stock or options has yet been issued by the transfer agent, but the Company recognizes the obligation. Mr. Langston is also to receive warrants on the following schedule: (i) the right to purchase 300,000 shares of common stock at an exercise price of $2.00 per share will vest upon completion of a successful pilot; (ii) the right to purchase 300,000 shares of common stock at an exercise price of $2.00 per share will vest when the 30 day average for production reaches 1,000 barrels of oil equivalent per day (“boe/d”); (iii) the right to purchase 300,000 shares of common stock at an exercise price of $2.50 per share will vest when the 30 day average for production reaches 2,000 boe/d; and (iv) the right to purchase 300,000 shares of common stock having an exercise price of $3.00 per share will vest when the 30 day average for production reaches 3,000 boe/d; and the right to purchase 300,000 shares at $1.50 when the Company closes on a financing in which it receives $1,000,000 or more. The warrants have not been earned and no expense has been recognized as of March 31, 2008.

Officer Compensation Table

Non-
qualified
						Nonequity	deferred
						incentive	compensa-
Name and				Stock	Option	plan	tion	All other
principal	Year	Salary ($)	Bonus	awards	awards ($)	compensa-	earnings	compensa-	Total ($)
position (a)	(b)	(c)	($) (d)	($) (e)	(f)	tion ($) (g)	($) (h)	tion ($) (i)	(j)
Paul Watson,	Year ending March
Chief Executive Officer	31, 2008	$20,000	$0	$28,276	$8,138			0	$56,414
Joseph F. “Chip”	Year ending March
Langston, President	31, 2008	$15,000	$0	$90,078	$8,138				$113,216
C. Scott Wilson, former	Year ending March
Chief Executive Officer	31, 2008	$0	$0	$0	$0	$0	$0	$0	$0
C. Scott Wilson served as the Company’s principal executive officer for a period of time during the fiscal year ending March 31, 2008. But, his employment contract was with Lothian Oil Inc., the Company’s previous majority owner, and not the Company. Mr. Wilson received no direct payments from the Company during the fiscal year ending March 31, 2008.
Director Compensation
Currently the directors of the Company receive compensation of $5,000 per month, payable in full vested three year common stock purchase options. The value of the stock option is determined as of the monthly closing average bid price for each month of service. These directors’ options warrants were valued as of March 31, 2008 at $0.70 per share.
Director Compensation Table

	Fees				Nonqualified
	earned or			Non-equity	deferred
	paid in	Stock	Option	incentive plan	compensation	All other
	cash ($)	awards	awards	compensation	earnings ($)	compensation	Total ($)
Name (a)	(b)	($) (c)	($) (d)	($) (e)	(f)	($) (g)	(h)
Theodore Williams			$8,138				$8,138
Franz Skyranz			$14,151				$14,151
Paul Hickey			$8,138				$8,138
Joseph F. Langston			$8,138				$8,138
Paul D. Watson			$8,138				$8,138

The following table describes equity awards held by our executive officers and directors as of the end of our last completed fiscal year, March 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option awards						Stock awards
Equity
			incentive					Equity
			plan					incentive
			awards:					plan
			Number					awards:	Equity
			of			Number	Market	Number of	incentive plan
	Number of	Number of	securities			of shares	value of	unearned	awards: Market
	securities	securities	underlying			or units	shares of	shares,	or payout value
	underlying	underlying	unexer-			of stock	units of	units or	of unearned
	unexercised	unexercised	cised	Option	Option	that have	stock that	other rights	shares, units or
	options (#)	options (#)	unearned	exercise	expira-	not	have not	that have	other rights that
	exercisable	unexercis-	options	price	tion date	vested (#)	vested ($)	not vested	have not vested
Name (a)	(b)	able (c)	(#) (d)	($) (e)	(f)	(g)	(h)	(#) (i)	($) (j)
Paul Watson	25,000			$1.01	3/3/2011
Joseph F. Langston	30,000			$1.09	3/3/2011
Theodore Williams	30,000			$1.09	3/3/2011
Franz Skyranz	55,000			$0.94	3/3/2011
Paul Hickey	30,000			$1.09	3/3/2011
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Management
The following table shows beneficial ownership, on Ju1y 11, 2008, of shares of our common stock by all five percent shareholders, executive officers and directors.

Name and Address of	Amount and Nature of		Percent
Beneficial Owner	Beneficial Owner		Of Class(1)

Blackwood Ventures LLC
230 Park Avenue, 10th Floor New York, New York 10169	12,841,7013	(2)	76.6988%

Paul D. Watson, chief
executive officer and director	62,500	(3)	.3733%

Joseph F. Langston Jr.,
president, chief financial officer and director	75,000	(4)	.6719%

Theodore Williams, Director	20,000	(5)	*

Paul Hickey, Director	20,000	(5)	*

Franz Skyranz, Director	45,000	(5)

			*
All officers and directors as a group (5 persons)

*	Less than 1%.

(1)	Based on 12,299,806 shares (16,743,035 including outstanding options and warrants) of common stock issued and outstanding as of July 11, 2008.

(2)
Blackwood Ventures LLC owns 7,965,453 shares of our common stock and warrants that allow it to purchase a total of 2,906,666 shares of common stock. The warrants were acquired from Mr. Walter Mize, who acquired them from Lothian Oil Inc. The warrants were issued on October 7, 2005, are immediately exercisable and have five year terms. This number also includes 128,000 shares of common stock issued to Blackwood Ventures LLC as a result of its agreement to accept units comprised of 128,000 shares of common stock and a warrant to purchase 209,012 shares of common stock at an exercise price of $1.40 per share in exchange for debt totaling $96,000. This number does includes the warrant included in the units or an additional 48,750 shares of common stock and a warrant to purchase 36,563 shares of common stock at an exercise price of $1.40 per share in exchange for debt totaling $39,000. These securities will not be issued until 20 days following the date we mail this information statement to our shareholders, but are included in our calculations because Regulation S-K incorporates SEC Rule 13d-3(d)(1) by reference and that rule requires us to include rights to acquire beneficial ownership of securities within 60 days. This total also includes 1,500,000 warrants issued with a purchase price $1.05 to Blackwood Capital, Ltd., an affiliate of Blackwood Ventures, Ltd., as previously disclosed in our Form 8-K filed January 22, 2008. These and other warrants have a cashless settlement provision in which the number of shares issued may vary from the face amount of the warrants based on a formula based on trading stock price. Thus, it is possible that the actual number of shares issued pursuant to the formula may be greater or less than the amount of shares designated on the warrants. The percentage calculation presented includes the warrants and is based on the fully-diluted number of shares. This percentage is also based on a fully-diluted calculation of 16,743,035 shares outstanding. Without reference to options and warrants or fully-diluted shares outstanding, Blackwood Ventures, Ltd. owns 7,965,453 of the 12,299,806 shares outstanding as of July 11, 2008, which is a 68.2813% ownership percentage. Voting and investment control over the shares held by Blackwood Ventures LLC is exercised by Mr. Andrew Taylor-Kimmins, Dr. David Kahn and Mr. Walter Reissman, collectively.

(3)
In November 2007 we entered into a Consulting Agreement with Applewood Energy, Inc., an entity controlled by Mr. Watson. Pursuant to that agreement, we agreed to issue to Applewood Energy, Inc. shares of our common stock having a value of $60,000. We have not yet issued these shares. As of July 11, 2008, Mr. Watson had 37,500 shares that he had purchased in a private offering and options for 25,000 shares. The percentage presented is on a fully- diluted basis and includes Mr. Watson’s options. Without reference to options or fully-diluted shares outstanding, Mr. Watson’s ownership percentage is .5081% as of July 11, 2008.

(4)
In October 2007 Mr. Langston agreed to be interim president and director for $7,500 per month, payable $2,500 in cash and the balance in common stock at an agreed-upon value of $0.75 per share. We are required to issue 20,000 shares of our common stock to Mr. Langston in exchange for the services he rendered pursuant to this agreement, although the shares have not yet been issued. As of January 1, 2008, Mr. Langston agreed to be president, chief financial officer and a director in exchange for compensation consisting of cash, common stock and options to purchase common stock. None of the compensation to be paid with common stock or options has yet been paid. The 45,000 shares included in the table above were purchased in the market by Mr. Langston. 17,000 shares were purchased for his adult child and 28,000 shares were purchased for a retirement account. Mr. Langston disclaims ownership in the securities purchased for his child. As of July 11, 2008, Mr. Langston owned 30,000 stock options which are included in these calculations and the percentage calculation is on a fully-diluted basis. Mr. Langston’s ownership percentage without options and share dilutions is .6719%.

(5)	The referenced non-officer director holdings are in-the-money options.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
With the exception of Messrs. Paul Watson and Chip Langston, the members of our Board of Directors and the members of the Audit Committee are independent, as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules.
On November 28, 2007 we entered into a 12 month consulting agreement (the “Consulting Agreement”) with DK True Energy Development Ltd., a member of Blackwood, our largest shareholder, and RTP Secure Energy Corp. (together, the “Consultants”). A discussion of the material terms of the Consulting Agreement is included in the discussion of item 1 at page 8.
On November 28, 2007, we entered into a consulting agreement with Applewood Energy, Inc., (“Applewood”), effective as of November 1, 2007 (the “Applewood Agreement”). A discussion of the material terms of the Applewood Agreement is included in the discussion of item 2 at page 9.
On January 15, 2008, we entered into a consulting agreement with Blackwood Capital, Ltd., a Gibraltar-chartered company that is an affiliate of our controlling shareholder. As part of this consulting agreement, the Company issued 1,500,000 warrants with a $1.05 strike price. A copy of this consulting agreement and warrant are included as Exhibit 10-2 to the Company’s Form 8-K filed January 22, 2008.
On or about January 17, 2008, the Company accepted binding subscriptions for the purchase and sale to accredited investors of $500,000 of the Company’s common stock at a price of $0.75 per share (the “$500K Private Placement”), including subscriptions for $50,000 each from the Langston Family Limited Partnership and Applewood Energy, Inc., entities controlled by the Company’s Chief Executive Officer and Chairman of its board of directors, Paul D. Watson, and the Company’s President, Chief Financial Officer and Secretary, Joseph F. Langston, Jr., respectively.
Termination of Obligations
Chadbourn Securities Corporation
On January 16, 2008, the Company entered into a six-month exclusive agreement with Chadbourn Securities (“Chadbourn”), pursuant to which Chadbourn agreed to act as the Company’s placement agent in connection with a private placement of the Company’s securities (the “Chadbourn Agreement”). According to the Chadbourn Agreement, the Company was obligated pay Chadbourn a monthly fee of $15,000, in cash or stock at Chadbourn’s option and commissions on equity securities and debt sold by the Company during the term of the Agreement. However, on July 10, 2008, the parties agreed to terminate the agreement in exchange for the Company paying Chadbourn 25,000 shares of restricted common stock as full and complete consideration for services rendered.

GWB Consulting Agreement
On November 28, 2007 the Company entered into an Independent Consulting Services Agreement with GWB (the “GWB Consulting Agreement”) which is a personal services corporation of Mr. Geoffrey W. Beatson, its sole shareholder. Mr. Beatson, aged 48, was to have provided operation and management engineering services to the Corporation. As compensation for Mr. Beatson’s services the Company agreed to pay GWB $550 per day until January 1, 2008 at which time the compensation was increased to $12,000 per month plus company shares and warrants if Mr. Beatson met certain performance metrics. On April 15, 2008, the Company terminated the consulting agreement for cause and has reason to believe that there are no early termination penalties to the Company.
ITEM 13. EXHIBITS

Exhibits

3.1	Certificate of Incorporation filed in Delaware on May 22, 2008 and filed herewith (6)

3.3	Bylaws filed herewith (6)

10.1	1995 Stock Option Plan (1)

10.2	1998 Stock Option Plan (2)

10.3	2000 Stock Option Plan (3)

10.4	2002 Consultant Equity Plan (4)

10.5	2008 Stock Option Plan (5)

21	Subsidiaries of the Company (6)

23	Consent of Hein & Associates, L.L.P.(6)

31.1	Certification of Chief Executive Officer (6)

31.2	Certification of Chief Financial Officer (6)

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act (6)

(1)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form SB-2 Registration Statement filed May 4, 2004.

(2)	Incorporated by reference to Exhibit 99.01 the Registrant’s Form S-8 registration statement filed on September 30, 1998 as document number 333-64711.

(3)	Incorporated by reference to Exhibit 4.01 of Registrant’s Form S-8 Registration Statement filed on December 6, 2000.

(4)	Incorporated by reference to Exhibit 99-1 of Registrant’s Form S-8 registration statement filed on October 25, 2002.

(5)	Incorporated by reference to Exhibit 10-1 to Registrant’s Form S-8 Registration Statement filed May 30, 2008

(6)	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth fees billed to us by Hein & Associates L.L.P. and Weaver and Tidwell, L.L.P. during the fiscal years ended March 31, 2008 and March 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered. Hein & Associates L.L.P. was engaged to audit the annual financial statements as of and for the year ended March 31, 2008.

		March 31,	March 31,
		2008	2007

(i)	Audit Fees	$119,000	$68,785
(ii)	Audit Related Fees	$—	$3,500
(iii)	Tax Fees	$12,000	$6,278
(iv)	All Other Fees	$—	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2008	GLEN ROSE PETROLEUM CORPORATION

	By:	/s/ Joseph F. (“Chip”) Langston
Joseph F. (“Chip) Langston
President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 14th day of July 2008.

SIGNATURE, TITLE

/s/ Paul Watson Paul Watson
Chairman, Chief Executive Officer and Director

/s/ Joseph F. (“Chip”) Langston Jospeh F. (“Chip”) Langston
President, Secretary, and Chief Financial Officer (Principal Accounting Officer) and Director

/s/ Franz Skryanz Franz Skryanz
Director

/s/ Ted Williams Ted Williams
Director

/s/ Paul K. Hickey Paul K. Hickey
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Glen Rose Petroleum Corporation
Dallas, Texas
We have audited the accompanying consolidated balance sheet of Glen Rose Petroleum Corporation and subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited capital resources and no significant revenue producing assets which combine to raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
HEIN & ASSOCIATES LLP
Dallas, Texas
July 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Glen Rose Petroleum Corporation
We have audited the accompanying consolidated balance sheet of Glen Rose Petroleum Corporation (formerly United Heritage Corporation) and subsidiaries as of March 31, 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Rose Petroleum Corporation (formerly United Heritage Corporation) and subsidiaries as of March 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company sold all of its proved reserves in 2006 and currently does not have significant revenue producing assets. In addition, the Company has limited capital resources and it’s majority shareholder, who was financing the Company’s development, filed for bankruptcy subsequent to March 31, 2007, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”
WEAVER AND TIDWELL, L.L.P.
Fort Worth, Texas
July 16, 2007

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,
	2008	2007
CURRENT ASSETS:
Cash	$65,769	$1,671,672
Accounts receivable, no allowance considered necessary	2,081	5,602
Accounts receivable — other, no allowance considered necessary	—	465,068
Inventory	79,241	31,417
Prepaid expenses	8,575	34,909

Total current assets	155,666	2,208,668

INVESTMENT IN CANO PETROLEUM COMMON STOCK, at fair value (restricted)	—	1,827,000

UNPROVED OIL AND GAS PROPERTIES, accounted for using the full cost method	5,915,184	5,864,587

PROPERTY AND EQUIPMENT, at cost:
Equipment, furniture and fixtures	2,699	74,244
Vehicles	6,752	158,452

	9,451	232,696
Less Accumulated Depreciation	(5,817)	(149,392)

	3,634	83,304

Total assets	$6,074,484	$9,983,559

- Continued -

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, continued
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,
	2008	2007
CURRENT LIABILITIES:
Accounts payable	$378,551	$1,835,148
Accounts payable — related party	—	797,088
Accrued expenses	343,750	343,750
Accrued put option liability	2,147,770	—
Accrued interest, related party	—	451,485

Total current liabilities	2,870,071	3,427,471

LONG-TERM LIABILITIES:
Asset retirement obligation	87,918	82,942
Note payable — related parties	—	2,941,983
Accrued put option liability	—	2,727,186

Total liabilities	2,957,989	9,179,582

Commitments and Contingencies (Notes 6, 7, and 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized; 9,424,214 and 6,446,758 issued and outstanding, respectively	9,424	6,447
Additional paid-in capital	49,357,867	43,796,676
Accumulated deficit	(46,250,796)	(42,999,146)

Total shareholders’ equity	3,116,495	803,977

Total liabilities and shareholders’ equity	$6,074,484	$9,983,559

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2008	2007
OPERATING REVENUES –
Oil and gas sales	$62,025	$1,014,734

Total operating revenues	62,025	1,014,734

OPERATING COSTS AND EXPENSES:
Production and operating	72,166	1,320,401
Depreciation and depletion	1,868	490,507
Accretion of asset retirement obligation	4,976	12,402
General and administrative	1,334,095	1,317,456
Bad debt expense	258,814	—
Warrants expense	1,156,049	—
Stock option expense	476,857	—
Put option expense	253,919	2,727,186

Total operating costs and expenses	3,558,744	5,867,952

LOSS FROM OPERATIONS	(3,496,719)	(4,853,218)

OTHER INCOME (EXPENSE):
Loss on sale of oil and gas assets	—	(6,125,233)
Gain on sale of investments	303,155	—
Gain on sale of property and equipment	12,031	—
Interest expense	(70,117)	(456,683)

Total other income (expense)	245,069	(6,581,916)

NET LOSS	$(3,251,650)	$(11,435,134)

LOSS PER COMMON SHARE:
Basic and diluted	$(.46)	$(1.77)

Weighted average number of shares outstanding, basic and diluted	7,111,758	6,446,758

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended March 31, 2008 and 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

BALANCE, March 31, 2006	6,446,758	$6,447	$43,341,208	$(31,564,012)	$11,783,643

Stock options for services, non-employees	—	—	455,468	—	455,468

Net loss	—	—	—	(11,435,134)	(11,435,134)

BALANCE, March 31, 2007	6,446,758	6,447	43,796,676	(42,999,146)	803,977

Stock options for services	—	—	358,504	—	358,504

Issuance of stock for conversion of debt	498,606	499	434,708	—	435,207

Issuance of common stock for cash	1,238,038	1,238	802,994	—	804,232

Issuance of common stock for conversion of put option	1,111,113	1,111	910,002	—	911,113
Issuance of common stock for services	129,699	129	118,225	—	118,354

Related party forgiveness of debt	—	—	1,780,709	—	1,780,709

Warrants issued for service	—	—	1,156,049	—	1,156,049

Net loss	—	—	—	(3,251,650)	(3,251,650)

BALANCE, March 31, 2008	9,424,214	$9,424	$49,357,867	$(46,250,796)	$3,116,495

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,251,650)	$(11,435,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,868	490,507
Loss on sale of oil and gas assets	—	6,125,233
Gain on sale of investments	(303,155)	—
Gain on sale of property and equipment	(12,301)	—
Put option expense	253,919	2,727,186
Stock compensation expense	1,514,553	455,468
Accretion of asset retirement obligation	4,976	12,402
Changes in assets and liabilities:
Accounts receivable	468,589	(410,401)
Inventory	(47,824)	17,209
Prepaid expenses	26,334	12,621
Accounts payable and accrued expenses	(827,325)	1,429,024

Net cash used in operating activities	(2,172,016)	(575,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of oil and gas interests	—	6,613,947
Additions to oil and gas properties	(50,597)	(5,830,677)
Disposal of property, plant and equipment	(8,751)	—
Additions to equipment	—	(141,059)

Net cash provided by (used in) investing activities	(59,348)	642,211

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings – related parties	153,218	6,338,904
Issuance of common stock	804,232	—
Payments on notes payable – related parties	(331,989)	(4,809,924)

Net cash provided by financing activities	625,461	1,528,980

NET INCREASE (DECREASE) IN CASH	(1,605,903)	1,595,306

CASH, beginning of year	1,671,672	76,366

CASH, end of year	$65,769	$1,671,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$70,117	$—

Taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment exchanged for notes payable and accrued interest, related party	$2,130,155	$—

Acquisition of common stock in sale of oil and gas properties	$—	$1,827,000

Stock issued for conversion of debt and put option	$1,346,320	$—

Related party forgiveness of debt	$1,780,709	$—

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Glen Rose Petroleum Corporation (the “Company”, “we” or “our”) and its wholly owned subsidiaries, Glen Rose Petroleum Services, UHC Petroleum Corporation, UHC Petroleum Services Corporation, UHC New Mexico Corporation and National Heritage Sales Corporation.
The name of the Company was changed from United Heritage Corporation to Glen Rose Petroleum Corporation in May, 2008. The Board of the Directors of the Company felt a corporate name change was consistent with the Company change of majority ownership, and the change of its entire Board and management team. Glen Rose is the producing formation in the Wardlaw lease in Edwards County, Texas.
Concurrent with the name change, the Board of Directors felt it was appropriate to change the Company’s state of incorporation, from Utah to Delaware. To effect the change in the state of incorporation, the Company merged United Heritage Corporation, a Utah corporation, into the newly formed Delaware corporation, Glen Rose Petroleum Corporation.
All significant intercompany transactions and balances were eliminated in consolidation.
Nature of Operations
Glen Rose Petroleum Corporation owns various oil and gas properties located in south Texas. The Company began production of the Texas properties during the year ended March 31, 2000. The Company sold a significant portion of its oil and gas properties in 2007. The Company continues to operate its remaining oil and gas properties.
Revenue Recognition
Oil and gas production revenues are recognized at the point of sale. Production not sold at the end of the fiscal year is included as inventory in the accompanying consolidated financial statements.
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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is currently participating in oil and gas exploitation and development activities. As of March 31, 2008 the following associated property costs have been excluded in computing amortization of the full cost pool, by the year in which such costs were incurred:

	Total	2008	2007	Prior
Acquisition costs	$31,803,338	$50,597	$—	$31,752,741
Exploration costs	—	—	—	—
Development costs	3,918,199	—	—	3,918,199
Sale of deep rights	(625,000)	—	—	(625,000)
Unproved impairment	(29,181,353)	—	—	(29,181,353)

	$5,915,184	$50,597	$—	$5,864,587

The Company will begin to amortize the remaining acquisition and development costs when the project evaluation is complete. This will be dependent upon the Company obtaining the necessary financing.
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
The Company retained outside independent petroleum engineers to evaluate the properties of the Company as of March 31, 2008. Based on this review and internal assessments as of March 31, 2008 and March 31, 2007 the Company determined that no impairment of its unproved properties was required.
Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized. During the year ended March 31, 2007 the Company sold 100% of its New Mexico proved reserves for net proceeds of cash and stock of $8,440,947. The sale resulted in a loss of $6,125,233 which is reflected in the Consolidated Statements of Operations.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

Equipment, furniture and fixtures	3-7 years
Vehicles	3-5 years
Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred.
Earnings (Loss) per Common Share
Basic earnings (loss) per common share are computed based on the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share are computed assuming all dilutive potential common shares were issued. Dilutive potential common shares consist of stock options and warrants. At March 31, 2008 the Company had potentially dilutive options and warrants totaling 23,701,420 shares. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flows Presentation
For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
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
Financial Instruments
Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. Recorded values of cash, receivables and payables approximate fair values due to short maturities of the instruments or the use of prevailing market interest rates.
Investment Securities
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
At March 31, 2007, the Company owned 404,204 shares of restricted common stock in Cano Petroleum, Inc. which was classified as available for sale. Those shares secured a loan from Lothian Oil, Inc. and were delivered to Lothian Oil, Inc. effective June 30, 2007 in satisfaction of the loan. See Note 3.
Share-Based Compensation
We measure and record compensation expense for all share-based payment awards to consultants, employees and directors based on estimated fair values. Additionally, compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets
Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.
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
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on April 1, 2007 and its adoption did not have a material impact on its consolidated financial position, results of operations, or cash flows.
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
In December 2007, SFAS No. 141R, Business Combinations, was issued. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The effect of adopting SFAS No. 141R has not been determined, but it is not currently expected to have a significant effect on our consolidated financial position, results of operations, or cash flows.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, was issued. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The effect of adopting SFAS No. 160 is not currently expected to have an effect on our consolidated financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating whether the adoption of FAS 161 will have an impact on our financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the reported prior year net loss.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Going Concern
The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss of $3,251,650 for the fiscal year ended March 31, 2008 and it had a working capital deficit of $2,714,405 at March 31, 2008. The Company is currently looking for financing to provide the needed funds for operations. However, the Company can provide no assurance that it will be able to obtain the financing it needs to develop its properties and alleviate doubt about its ability to continue as a going concern.
3. Securities
At March 31, 2007, the Company owned 404,204 shares of restricted common stock in Cano Petroleum, Inc. valued at $1,827,000. Those shares secured a loan from Lothian Oil, Inc. and were delivered to Lothian Oil, Inc. effective June 30, 2007 in satisfaction of the loan. The Company currently does not hold equity or debt securities issued by other companies.
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
A reconciliation of the changes in the estimated asset retirement obligation follows:

	2008	2007
Beginning asset retirement obligations	$82,942	$266,512
Additional liability incurred	—	—
Liabilities assumed by others	—	(125,455)
Accretion expense	4,976	12,402
Asset retirement costs incurred	—	(70,517)

Ending asset retirement obligation	$87,918	82,942

During the years ended March 31, 2008 and 2007, accretion expense of $4,976 and $12,402, respectively, was recognized and is reported in the consolidated statements of operations.
5. Inventory
Inventory consists of the following:

	March 31
	2008	2007
Oil in tanks	$79,241	$31,417

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Notes Payable, Related Parties
On July 30, 2007, the Lothian Bankruptcy Court entered its Order Granting Motion of Lothian Oil Inc. to Approve Compromise and Settlement of Claims By and Between Lothian Oil Inc. and Walter G. Mize (Docket No. 217), approving the Mize Settlement, and its Amended Order Granting Motion of Lothian Oil Inc. to Approve Compromise and Settlement Claims By and Between Lothian Oil Inc. and United Heritage Corporation (Docket No. 216), approving the Final UHC Settlement.
The Mize Settlement settled a dispute between Mize and the Lothian Oil Inc., regarding ownership of United Heritage Corporation (UHC) stock and the enforcement of a promissory note in the amount of in excess of $5,300,000, allegedly due from Lothian Oil. The UHC Settlement occurred on July 31, 2007, (“the Mize/UHC closing”). At the Mize/UHC Closing: (i) Lothian Oil assigned shares and warrants in UHC valued at approximately $2,600,000 to Mize, (ii) Mize executed a complete release of any and all secured and unsecured claims against Lothian Oil and made a payment to Lothian Oil in the amount of $250,000, (iii) Lothian Oil released UHC from its obligations for intercompany debts totaling approximately $1,800,000, and (iv) UHC and Lothian Oil executed mutual releases of all claims against the other.
As of March 31, 2007, the Company had a $4,000,000 loan agreement with Lothian, which was then its majority shareholder. The agreement, dated October 7, 2005, provided for draws as needed for the development of the Cato San Andres Unit in New Mexico. The note bore interest at 1% over the Citibank prime rate (8.75% at March 31, 2007) and was secured by a deed of trust and assignment of production, among other provisions. Loan advances were repayable monthly from 70% of the oil and gas proceeds produced by the Cato San Andres Unit. The loan and interest was reduced by $4,397,760 from the proceeds of the sale of the Cato San Andres Unit and the Tom Tom and Tomahawk Field on March 30, 2007. After the sale of these properties, the loan was then secured by 404,204 shares of restricted Cano Petroleum common stock. Effective June 2007, Lothian accepted the Cano Petroleum common stock as full payment of the loan and accrued interest. No debt balance was outstanding at March 31, 2008.
As of March 31, 2007 the Company had an additional $2,500,000 loan agreement with Lothian Oil, Inc. Advances to the Company under this agreement were $759,140. The loan agreement and the advance were satisfied and cancelled in the Company’s July 30, 2007 settlement with the Lothian Oil, Inc. bankruptcy estate.
Lothian Oil Company originally intended to merge into United Heritage Corporation. However, after Lothian acquired the controlling interest in the Company, Lothian never completed the merger, but operated the companies jointly. There was joint office space, management, and Lothian provided debt financing to the Company for the purpose of working capital, acquisitions and development.
In late 2006, when Lothian abandoned the idea of merging into the Company, Lothian sought purchasers of the Company’s New Mexico property, its only property providing net cash flow from operations. Once the sale was completed to Cano Petroleum, the net proceeds were not adequate to retire the payable due Lothian. Therefore, in order to promote the sale of their majority interest in the Company, Lothian forgave the remainder of the debt, which resulted in the Company recognizing $1,780,709 as an increase in paid in capital as a result of debt forgiveness by Lothian in the year ended March 31, 2008.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Line of Credit Agreement
The Company has no revolving line of credit as of March 31, 2008 or 2007.
7. Accrued put option Liability
The holders of our Put Option liability are prior employees, officers and directors of United Heritage Corporation. These individuals had accrued this compensation in prior years. To record this obligation, we entered into option agreements dated May 30, 2003 and May 24, 2004 under our 2000 Stock Option Plan to purchase shares of $.001 par value stock of United Heritage Corporation at a price of $1.50 per share as adjusted for reverse stock splits. As a result of the proposed merger with Lothian Oil, Inc., these option agreements were modified via amendment on or about February 16, 2006, to grant the Purchaser a put option to require United Heritage Corporation to purchase said options for a price of $4.00 per share less the purchase price, as adjusted by reverse stock splits, of $1.50 per share by making demand between April 1, 2008 and April 10, 2008 (“Put Option”).
This obligation of the Company was recognized as a liability. The Put Holders demanded their rights in the required period. The Company did not have the cash to meet this obligation, and sought a mutually acceptable agreement. The agreement contained two alternatives. The first was to extend the Put Option until December 31, 2009, with the obligation of the Company to begin paying interest on that debt at 10% per annum. The second alternative was to convert the Put Option into common stock of the Company at $0.75 per share, the prevailing stock price in early April 2008. This second alternative however, required by the major shareholder, Blackwood Ventures, Ltd. (“BVL”), a lock up and voting trust until December 31, 2009, and an option by BVL to purchase those shares for $1.25 per share.
Subsequent to March 31, 2008, six Put option holders holding 88 percent of the Put Options exercised Alternative 1, holders of 10 percent of the Put Options chose the second alternative, and holders of 2 percent of the Put Options dissented.
8. Major Customers
During the years ended March 31, 2008 and 2007, the Company only operated in oil and gas producing activities.
The Company recorded oil and gas sales to the following major customers for the years ended March 31:

	2008		2007
	Amount	Percent	Amount	Percent
Customer A	$62,025	100%	$799,332	78.8%
Customer B	—	0%	215,402	21.2%

	$62,025	100%	$1,014,734	100.0%

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Unregistered Sale of Equity Securities
Private Placement
On November 28, 2007 the Company completed the sale and issuance of units having a total gross value of $600,000 in a private placement to accredited investors. Each unit was comprised of (i) 32,000 shares of the Company’s common stock, par value $0.001 per share, and (ii) a 5 year callable warrant to purchase up to 52,253 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $1.40 per share. The warrants were not exercisable until the Company obtained shareholder approval of their issuance. The Company sold and issued a total of 21 units at a price of $24,000 per unit, for net cash proceeds of approximately $504,000. The Company also converted debt in the amount of $96,000 owed to Blackwood, its largest shareholder, into 4 units. No underwriting discounts or commissions were paid in connection with the November Offering. The Company is obligated to register the shares underlying the warrants, subject to compliance with Rule 415 promulgated under the Securities Act of 1933, as amended.
On March 11, 2008, Blackwood Ventures, LLC purchased an additional 566,038 shares of our common stock at $.53 per share resulting in proceeds received by the company of $300,000.
Issuance of Common Stock for Conversion of Debt

On December 19, 2007, the Company entered into an Agreement to Convert Debt with Richardson & Patel, LLP pursuant to which Richardson & Patel LLP agreed to accept (i) 296,856 shares of our common stock and (ii) a warrant for the purchase of 222,642 shares of our common stock in full payment of $237,485 in legal services previously rendered. The warrant has an exercise price of $1.40 per share, a term of seven years and a cashless exercise provision, at the holders’ election, such that fewer than 222,642 shares may be issued upon full exercise. The warrant was valued at $103,015. The debt was converted at the rate of $0.80 per share before considering the value of the warrant. On December 18, 2007, the closing price of our common stock was $0.92. The transaction resulted in a loss on conversion of $35,262.
On December 19, 2007, the Company entered into an Agreement to Convert Debt with Blackwood Ventures LLC, our largest shareholder, pursuant to which Blackwood Ventures LLC agreed to accept (i) 48,750 shares of our common stock, representing a price of $0.80 per share, and (ii) a warrant to purchase 36,563 shares of our common stock at an exercise price of $1.40 per share in return for the cancellation of $39,000 of debt owed by us to Blackwood resulting from its prior discharge of certain of our accounts payable. The warrant will have a term of seven years and was valued at $16,917. On December 18, 2007, the last trading day immediately prior to the execution of the Agreement to Convert Debt, the last sale price of our common stock was $0.92. The transaction resulted in a loss on conversion of $5,850.
Issuance of Common Stock for Conversion of Put Option

On January 15, 2008 the Company entered into an agreement to convert an $833,335 option put right held by Walter G. Mize (“Mize”) into 1,111,113 shares of the Company’s common stock, representing a price of $0.75 per share, and a three-year warrant to purchase 555,556 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant was valued at $88,220. The per share market price of the common stock at the time of conversion was $0.82, the transaction resulted in a loss on conversion of $77,778.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock and Warrants Issued for Service
As part of Joseph F. Langston’s consideration for services as a Company officer and director he is due to receive 30,000 shares valued at $36,600.
Mr. Langston’s long term consulting agreement, entered into on December 18, 2007, provides for an annual salary of $60,000 per year and a $60,000 bonus paid in shares. The bonus resulted in the issuance of 65,217 common shares valued at $53,478. In addition to this basic compensation, Mr. Langston receives up to 1,200,000 stock purchase warrants which are earned based on net production in the Wardlaw Field measured on an average daily basis by month determination and 300,000 warrants based on the successful closing of a Company financing of $1 million or more. The warrants have not been earned and no expense has been recognized as of March 31, 2008.
Applewood Energy plc represents the services to be provided by Paul Watson, the Company Chairman and Chief Executive Officer. Similar to Mr. Langston, Applewood received a consulting agreement on November 27, 2007, providing for an annual salary of $60,000 per year and a $60,000 bonus paid in shares. The bonus resulted in the issuance of 34,482 common shares valued at $28,276. Mr. Watson is a geologist and engineering professional with direct oversight of field operations. Consequently, in addition to this basic compensation, Applewood receives up to 1,600,000 stock purchase warrants which are earned based on net production in the Wardlaw Field measured on an average daily basis by month determination. The warrants have not been earned and no expense has been recognized as of March 31, 2008.
On November 28, 2007 we entered into, a 12 month consulting agreement with DK True Energy Development Ltd. and RTP Secure Energy Corp. These Consultants are to provide us services that include reservoir, geological, and engineering analysis. These Consultants agreed to accept warrants to purchase up to a total of 9,000,000 shares of our common stock at an exercise price of $1.05 per share, exercisable after December 31, 2007 and only on a cashless basis in place of cash compensation. The number of shares that would be issued are determined by multiplying the difference between the fair market value of the common stock and the warrant exercise price times the number of shares to be purchased and divide the product by the fair market value of the common stock. The fair market value of the common stock is computed by taking the average of the closing bid and asked prices of the common stock quoted in the Over-The-Counter Market or the last reported sale price of the common stock or the closing price quoted on the Nasdaq Capital Market or on any exchange on which the common stock is listed for the 30 trading days prior to the date of the company’s receipt of the warrant. The warrants will have a 5 year term. DK True Energy Development Ltd. will have the right to purchase 5,250,000 shares of our common stock and RTP Secure Energy will have the right to purchase 3,750,000 shares of our common stock. Blackwood Ventures LLC, has executed a voting agreement to approve the Consultants’ warrants. The right to purchase 1,147,500 shares of our common stock will vest 20 days following the date the information statement was sent to our shareholders; the right to purchase 2,452,500 shares of common stock will vest when we announce that we are implementing a development program based on the results of a pilot program completed for the Wardlaw field; and the right to purchase 5,400,000 shares of our common stock will vest at the rate of 675,000 shares when we produce an average of 250 barrels of oil per day over 30 days (“bopd30av”), 500 bopd30av, 750 bopd30av, 1,000 bopd30av, 1,250 bopd30av, 1,500 bopd30av, 1750 bopd30av and 2,000 bopd30av. The warrant will be fully vested when production reaches 2,000 bopd30av. This warrant issuance resulted in an expense of $395,346.
On January 15, 2008, the Company entered into a consulting agreement with Blackwood Capital Ltd. effective September 1, 2007, for a term of one year, which can be terminated by either party on 45 days notice, for cash compensation of $15,000 per month, plus expense reimbursement. In addition, the Company issued a warrant for the purchase of 1,500,000 shares of our common stock at an exercise price of $1.05 per share. The term of the warrant is four years and the warrant has a cashless exercise provision, at the holder’s election, such that fewer than 1,500,000 shares may be issued upon full exercise. On January 15, 2008, the closing price of our common stock was $0.82. The issuance of this warrant required the expense of $552,550.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Stock-Based Compensation
Stock Option Plans
In January 2008, our board of directors approved and adopted the United Heritage Corporation 2008 Equity Incentive Plan (the “Plan”). We have reserved 5,000,000 shares of common stock for awards that will be granted from the Plan. The awards are subject to adjustment in the event of stock dividends, recapitalizations, stock splits, reverse stock splits, subdivisions, combinations, reclassifications or similar changes in our capital structure. The Plan became effective upon adoption by the board, and, unless earlier terminated in accordance with the terms and provisions thereof, will remain in effect for a period of ten years from the date of adoption.
Directors of the Company adopted the 1995 Stock Option Plan effective September 11, 1995. This Plan set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan must be exercised within five years after the date of grant, but may be affected by the termination of employment. No options have been granted since 1998 and none are outstanding under this plan.
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
On May 30, 2003 the Company granted 1,051,667 options under the 2000 Stock Option Plan. The options were granted to directors, employees and others. The options vest over a two-year period with terms of three to five years. The exercise price is $1.50 per share. During fiscal year 2006, the Company granted an option for 40,000 shares to a member of the Board of Directors for and in consideration of services provided to the Company. The option was issued with an exercise price of $2.91 per share for a term of five years with vesting over a three-year period.
On May 24, 2005, the Company granted options to certain members of the Board of Directors for and in consideration of services provided to the Company, as shown in the table below. The options were issued with an exercise price of $1.50 for a term of three years.
On January 3, 2006, the Company granted options to purchase 500,000 shares to the Company’s chief executive officer for and in consideration of services provided to the Company. The options were issued with an exercise price of $1.05 per share for a term of three years with one-third of the options being exercisable immediately and one-third exercisable in each of the following two years.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 3, 2008, the Company granted options to purchase 170,000 shares to the Company’s Directors for and in consideration of services provided to the Company. These options were issued at a weighted average exercise price of $1.03 per share for a term of three years.
The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the risk free rate, the expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2008. The expected option term was calculated based on the vesting period and the polling of the option holder. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.

Weighted average Black-Scholes fair value
assumptions:	2008	2007
Risk free rate	2.48%	*
Expected life	3 yrs	*
Expected volatility	84%	*
Expected dividend yield	0.0%	*
* No options were granted in the year ended March 31, 2007.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is an option activity summary under the plans for the years ending March 31, 2007 and 2008.

						Weighted
			Weighted			Average
		Weighted	Average			Grant
		Average	Remaining	Aggregate		Fair
	Number of	Exercise	Contractual	Intrinsic		Value
	Stock Options	Price	Life (years)	Value		Date
Outstanding, March 31, 2006	1,725,000	$1.40	5.08	$	*

Granted	—	—	—
Exercised	—	—	—
Forfeited or Expired	—	—	—

Outstanding, March 31, 2007	1,725,000	$1.40	4.08	$	*

Granted	170,000	$1.03	—			$.25
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding, March 31, 2008	1,895,000	$1.37	3.07	$	*

Exercisable, March 31, 2008	1,895,000	$1.37	3.07	$	*

*	As of March 31, 2007 and 2008, there is no intrinsic value associated with the outstanding or exercisable options as the Company’s stock price is lower than the exercise price of the options.
No options were exercised in the year ended March 31, 2008. No options remained unvested as of March 31, 2008. The Company recognized $455,468 and $476,857 of stock compensation expense in the years ended March 31, 2007 and 2008.
The following table summarizes information for options outstanding as of March 31, 2008:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Exercise	Remaining
Exercise Price	Number	Life-Years	Price	Number	Price	Life-Years
< $1.00	125,000	2.92	$.82	125,0000	$2.92	.82
1.05	500,000	7.76	1.05	500,000	7.76	1.05
1.45	20,000	2.92	1.45	20,000	2.92	1.45
1.50	1,185,000	1.17	1.50	1,185,000	1.17	1.50
1.71	25,000	2.92	1.71	25,000	2.92	1.71
2.91	40,000	1.17	2.91	40,000	1.17	2.91

$ <1.00-$2.91	1,895,000	3.07	$1.37	1,895,000	$3.07	1.37

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2008 and 2007, nonvested options were comprised of the following:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested, April 1, 2006	359,999	$
Granted	—
Vested	<179,999>
Expired/forfeited	—

Nonvested, March 31, 2007	180,000
Granted	170,000	$.25
Vested	<350,000>
Expired/forfeited	—

Nonvested, March 31, 2008	—
The stock options described in Note 10 related to the options with $1.50 and $2.91 exercise prices were modified to extend the expiration date to March 31, 2009, add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008 and add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price. Since the put feature does not subject the holder to the normal risks of share ownership, the options are classified as liability awards and recorded at fair value. A liability and corresponding expense of $2,727,186 has been recorded in the accompanying financial statements as of March 31, 2007. The liability was $2,147,770 at March 31, 2008. An additional expense of $253,919 was incurred during the year end March 31, 2008 related to the accrued put options.
On January 15, 2008, the Company entered into an agreement to convert an $833,335 option put right held by Walter G. Mize (“Mize”) into 1,111,113 shares of the Company’s common stock and a three-year warrant to purchase 555,556 shares of the Company’s common stock at an exercise price of $1.50 per share (the “Mize Agreement”).
Stock Warrants
The Company entered into stock warrant agreements effective January 12, 2004. Pursuant to the agreements, the Company issued 500,000 warrants to purchase common stock $2.25 (250,000 warrants) and $3.00 (250,000 warrants) in connection with a private placement. The stock purchase price and warrant numbers as stated are adjusted for the December 2005 reverse stock split. Warrants issued under the agreements must be exercised by March 15, 2014.
As referenced in previous financial statements, the Company entered into stock warrant agreements effective April 2004 in connection with the offering of convertible promissory notes relating to a proposed merger. That merger never occurred and no promissory notes or warrants were issued, or obligated to be issued, in connection with this offering.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 19, 2005, the Company’s shareholders approved the issuance of warrants to purchase an additional 2,906,666 shares of Common Stock to Lothian Oil Inc. The warrants are exercisable upon issuance and have a term of five years and were issued as follows:
1)	Warrant for the purchase of 953,333 shares with an exercise price of $3.15 per share;

2)	Warrant for the purchase of 1,000,000 shares with an exercise price of $3.36 per share;

3)	Warrant for the purchase of 953,333 shares with an exercise price of $3.765 per share.
In addition 50,234 warrants were issued for legal services exercisable at $1.50 per share to satisfy liabilities in fiscal 2006.
Warrants were issued in fiscal 2008 for private placements, consulting agreements, conversion of debt and put conversion. The warrants have an average term of 5.2 years. The following schedule summarizes these warrants.
1)	Private placement warrants for the purchase of 1,306,325 shares with an exercise price of $1.40 per share;

2)	Consulting agreement warrants for the purchase of 14,600,000 shares with an average exercise price of $1.40 per share;

3)	Debt conversion agreement warrants for the purchase of 259,205 shares with an average exercise price of $1.40 per share;

4)	Put conversion agreement warrants for the purchase of 555,556 shares with an average exercise price of $1.50 per share;
The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	Outstanding	Price	Outstanding	Price
Beginning of year:	5,085,334	$3.08	5,085,334	$3.08
Granted	16,721,086	1.41	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

End of year	21,806,420	$1.80	5,085,334	$3.08

Exercisable	21,806,420	$1.80	5,085,334	$3.08

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for warrants outstanding as of March 31, 2008:

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price		Remaining	Exercise		Exercise
Range	Number	Life-Years	Price	Number	Price
$1.05 - $2.20	14,121,086	4.63	$1.23	4,746,086	$1.22
$2.25 - $3.00	4,778,667	5.23	$2.49	2,178,667	$2.62
$3.15 - $3.75	2,906,667	2.72	$3.42	2,906,667	$3.42

$1.05 - $3.75	21,806,420	4.51	$1.80	9,831,420	$2.18

During the year ended March 31, 2007, the Company did not record any expenses for services rendered related to warrants issued under the agreements. During the year ended March 31, 2008, the Company recorded expenses for services rendered related to warrants issued under the agreements in the amount $1,156,049.
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
The Company has no federal tax provision due to its operating losses.
The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2008	2007
U.S. statutory rate	34%	34%
Related party forgiveness of debt	(19%)	—

Valuation allowance	(13%)	(34%)
Other	(2%)	—

Effective tax rate	—	—

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At March 31, the deferred tax asset and liability balances are as follows:

	2008	2007
Deferred tax asset:
Net operating loss	$5,587,522	$5,207,899
Accrued put option	730,242	927,243
Stock option expense	121,891	—
Accrued expenses	146,767	145,075

	6,586,422	6,280,217

Deferred tax liability – difference in basis of oil and gas properties	(555,586)	(680,865)

Net deferred tax asset	6,030,836	5,599,352
Valuation allowance	(6,030,836)	(5,599,352)

Deferred tax asset (liability)	$—	$—

The net change in the valuation allowance for 2008 was an increase of $431,483 and 2007 had an increase of $3,729,296. The deferred tax asset is due primarily to the net operating loss carryover and the accrued put option expense.
The Company has a net operating loss carryover of approximately $16,400,000 available to offset future income for income tax reporting purposes, which will expire between 2007 and 2028, if not previously utilized. However, to the change in majority ownership in 2007 and 2008, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.
We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. We had no material unrecognized income tax assets or liabilities at the date of adoption or during the twelve months ended March 31, 2008.
Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the twelve months ended March 31, 2008, there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004. We are not currently involved in any income tax examinations.
12. Stock Bonus Plan
The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2007, 27,800 shares had been issued and remain outstanding in accordance with the plan. No shares were issued under the plan in 2007 or 2008.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Contingencies
The Company is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the Company is a party will have a material adverse effect on our financial condition or results of operations.
14. 2002 Consultant Equity Plan
In August 2002, the Company adopted “The 2002 Consultant Equity Plan”, whereby 333,333 shares of unissued common stock were reserved for issuance to consultants, independent contractors and advisors in exchange for bona fide services rendered not in connection with a capital raising transaction. All shares reserved under the plan have been issued as of March 31, 2006.
15. Subsequent Events (Unaudited)
On June 30, 2008, the Board of Directors of the Company increased Mr. Langston’s cash payments from $5,000 per month, to $12,500 per month. In addition, the Board of Directors awarded Mr. Langston 250,000 stock purchase options, vesting immediately, and a further 250,000 stock purchase warrants vesting in six months.
On June 30, 2008 the Board of Directors amended the compensation for Directors. They approved that each director could chose, calendar quarterly, their form of compensation. Each director has the option of $5,000 of common stock per month or 5,000 stock purchase options, with each price as of the closing bid price on the first day of the calendar quarter. The current agreement provides for 5,000 stock purchase options were month, with the price fixed at the first day of the period. The period was assumed to be October 1 (price of $0.91), for the fiscal year ended March31, 2008, and April 1, 2008 (price of $0.54) for the current fiscal year, and each year thereafter.
On June 30, 2008 the Board of Directors approved the hiring of Bill Hopper as Vice President of Operations. His employment agreement is for one year with compensation for $6,000 per month, auto use, expense reimbursement and 100,000 stock purchase options (Stock Option Plan) priced as of May 1, 2008, and vested in one year.
On June 30, 2008 the Board approved the independent consulting agreement of Barry Pierce and the hiring of him as Controller with a one year contract at $10,000 per month ($120,000 per annum), expense reimbursement, and 100,000 stock purchase options to purchase 100,000 shares of common stock at 1.00 per share, fully vested after one year (Stock Option Plan).
On June 30, 2008 the Board approved the WindHydro Participation agreement in which we have received $250,000 in May 2008 as the down payment for Phase 1, as well as $270,000 in late June as a PIPE financing. Their Shareholders have approved the LOI, and they are expected to sign the Participation Agreement over the next few weeks.
On June 30, 2008 the Board approved the offer by Richardson Patel to convert their May 2008 billing into common stock, subject to the Blackwood Capital’s approval.
On June 30, 2008 the Board approved a 1 for 200 reverse split the stock, then an immediate purchase the fractional shares at the then market price, and then on the same day a 200 for 1 forward split. The result (based on shareholders of record as of April 28, 2008 would be the repurchase of approximately 18,000 shares, which would eliminate 1,385 shareholders, which hold an average of 13 shares. This would leave approximately 93 shareholders of record.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company had option agreements to ex-employees and directors which exercised at $1.50 and $2.91 exercise prices. These options were modified to extend the expiration date to March 31, 2009, to add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008, and to add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price. Since the put feature does not subject the holder to the normal risks of share ownership, the options the Company has classified the put options as liability awards and recorded at fair value. A liability and corresponding expense of $2,727,186 has been recorded in the prior financial statements. A majority of these option puts were exercised. The Company offered the option put holders the same conversion as Walter Mize elected on January 16, 2008. On July 3, 2008, owners of approximately 54% of these options elected to convert the Company’s put obligation to restricted common stock at $0.75 per share, subject to a voting trust and first right of refusal to Blackwood Ventures LLC. Approximately 41% elected to continue the option period until December 31, 2009, for consideration of 10% per annum, payable quarterly with a provision for payment in kind. Approximately 5% did not make an election and their units are held as current liability pending resolution. These transactions have not closed, and are contingent upon the completion of the definitive agreements. Should these transactions close, the Company’s liabilities would be reduced by $1,166,669.
May 27, 2008, the Company signed a letter of intent (‘LOI’), to sell for $2.5 million a 50% interest in 2,560 acres (25%) of its Wardlaw Field to Wind Hydrogen Limited (‘WHL’), a publicly-listed company on the Australian Stock Exchange (‘ASX’). The Wardlaw lease is a 10,502 gross acre field located in Edwards County, Texas. The WHL joint venture is subject to the respective Parties’ satisfactory due diligence, signing of definitive agreements, board approval and WHL shareholder approval. In addition, WHL has purchased two options to expand the venture for 2,560 acres each. The WHL joint venture has received WHL shareholder approval, preliminary due diligence is completed, and signing of a definitive Participation Agreements is contemplated by mid-July.
16. Oil and Gas Operations
Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31 are as follows:

	2008	2007
Capitalized costs of oil and gas properties
Proved	$—	$—
Unproved	5,915,184	5,864,587

Less: accumulated depletion, depreciation and amortization	—	—

	$5,915,184	$5,864,587

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Costs incurred in oil and gas producing activities were as follows:

	2008	2007
Property acquisitions:
Proved	$—	$—
Unproved	—	—

Exploration	—	—
Development	—	5,830,677

	$—	$5,830,677

Results of operations of oil and gas producing activities for the years ended March 31 are as follows:

	2008	2007
Revenues from oil and gas activities:
Sales to unaffiliated parties	$62,025	$1,014,734
Expenses:
Production and operating	72,166	1,320,401
Depreciation, depletion and accretion	6,844	502,909
General and administrative	391,245	300,952
Loss on sale of oil and gas assets	—	6,125,233

Total expenses	470,255	8,249,495
Pretax loss from producing activities	(408,230)	(7,234,761)
Income tax expense	—	—

Results of oil and gas producing activities	$(408,230)	$(7,234,761)

17. Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)
Proved Reserves
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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Oil (Bbls)	Gas (Mcf)
March 31, 2006	559,742	2,602,071
Extensions, additions and discoveries	—	—
Revisions of previous estimates	—	—
Oil and gas asset sales	(543,661)	(2,534,085)
Production	(16,081)	(67,986)
Balance, March 31, 2007	—	—

March 31, 2007	—	—
Extensions, additions and discoveries	—	—
Revisions of previous estimates	528,017	—
Oil and gas asset sales	—	—
Production	(1,255)	—

Balance, March 31, 2008	526,762	—

Proved Developed Reserves:

Balance, March 31, 2007	—	—
Balance, March 31, 2008	526,762	—

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
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

As of March 31, 2008
Future cash inflows	$50,304,485
Future costs:
Production Cost	14,117,866
Development Cost	2,002,500
Future income tax expense	11,078,515

Future net cash flows	23,105,604
10% annual discount for estimated timing of cash flows	10,134,869

Standardized measure of discounted future net cash flows related to proved reserves	$12,970,735

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in Standardized Measure of Discounted Future Net Cash Flows

Balance as of March 31, 2007	—
Sales of oil and gas, net of production costs	$10,141
Net changes in prices and production and development costs	50,437
Net change in future development costs	—
Purchase of minerals in place	—
Extensions and discoveries	—
Revision of previous quantity estimates	21,220,510
Net change in income taxes	(7,027,825)
Accretion of discount	—
Sales of reserves	—
Other	(1,282,528)

Balance as of March 31, 2008	$12,970,735

* * * * * * * * *

EXHIBIT INDEX

Exhibits

3.1	Certificate of Incorporation filed in Delaware on May 22, 2008 and filed herewith (6)

3.3	Bylaws filed herewith (6)

21	Subsidiaries of the Company (6)

23	Consent of Hein & Associates, L.L.P.(6)

31.1	Certification of Chief Executive Officer (6)

31.2	Certification of Chief Financial Officer (6)

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act (6)