Form 10-Q
period 2008-06-30
Glen Rose Petroleum CORP
filed 2008-08-15
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

Commission File No. 001-10179

Glen Rose Petroleum Corporation
(Exact name of registrant as specified in charter)

Delaware	87-0372826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2008, the Company had 10,124,214 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2008	March 31, 2008

ASSETS

CURRENT ASSETS
Cash	$186,239	65,769
Accounts receivable	-	2,081
Inventory	95,293	79,241
Prepaid expenses	16,964	8,575
Total current assets	298,496	155,666

Intangible Well Cost	78,402	-
Security deposits	1,000	-
Total Other Assets	79,402	-

UNPROVED OIL AND GAS PROPERTIES, accounted for using the full cost method	5,915,184	5,915,184

PROPERTY AND EQUIPMENT, at cost Equipment, furniture and fixtures	55,547	2,699
Other property and equipment	19,808	-
Vehicles	26,059	6,752
	101,414	9,451
Less accumulated depreciation	(6,233)	(5,817)
	95,181	3,634

TOTAL ASSETS	$6,388,263	6,074,484

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	June 30, 2008	March 31, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$430,401	378,551
Accrued expenses	343,750	343,750
Advance from joint interest owner	250,000	-
Accrued put option liability	2,147,770	2,147,770
Total current liabilities	3,171,921	2,870,071

LONG-TERM LIABILITIES
Asset retirement obligation	89,162	87,918
Total liabilities	3,261,083	2,957,989

SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 125,000,000 shares authorized; 10,124,214 and 9,424,214 shares issued and outstanding, respectively	10,124	9,424
Receivable from related party for common stock	(50,000)	-
Additional paid-in capital	50,076,644	49,357,867
Accumulated deficit	(46,909,588)	(46,250,796)
Total shareholders’ equity	3,127,180	3,116,495

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,388,263	6,074,484

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	THREE MONTHS ENDED June 30,
	2008	2007
		(Restated)
OPERATING REVENUES
Oil and gas sales	$15,209	$3,860
TOTAL OPERATING REVENUES	15,209	3,860

OPERATING COSTS AND EXPENSES
Production and operating	138,240	32,562
Depreciation and depletion	867	338
Accretion of asset retirement obligation	1,244	1,244
General and administrative	433,424	197,176
Bad debt expense	-	142,596
Stock compensation expense	99,477	-
Put option expense	-	69,728
TOTAL OPERATING COSTS AND EXPENSES	673,252	443,644

LOSS FROM OPERATIONS	(658,043)	(439,784)

OTHER INCOME (EXPENSE)
Gain on sale of investments	-	303,155
Gain on sale of property and equipment	-	-
Loss on sale of equipment	(749)	-
Interest expense	-	(58,377)

NET LOSS	(658,792)	(195,006)

Loss per share (basic and diluted)	$(.07)	(.03)

Weighted average number of shares outstanding (basic and diluted)	9,694,910	6,446,850

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED June 30,
	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(658,792)	(195,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	867	338
Accretion of asset retirement obligation	1,244	1,244
Gain on sale of investments	-	(303,155)
Gain on sale of property and equipment	-	(13,351)
Stock Compensation Expense	99,477	95,617
Put option expense	-	69,728
Changes in assets and liabilities:
Accounts receivable	2,081	377,677
Inventory	(16,052)	2,877
Other assets	(9,390)	(23,750)
Accounts payable and accrued expenses	51,850	(1,467,444)
Net cash used in operating activities	(528,715)	(1,455,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(78,402)	-
Disposal of Property, Plant & Equipment	2,249	-
Additions to equipment	(94,662)	-
Net cash used in investing activities	(170,815)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, related party	-	153,218
Issuance of common stock	570,000	-
Cash proceeds received for Pilot Project	250,000	-
Payments on note payable, related party	-	(331,989)
Net cash provided by (used in) financing activities	820,000	(178,771)

(Decrease) increase in cash	120,470	(1,633,996)

Cash at beginning of period	65,769	1,671,672

Cash at end of period	$186,239	37,676

Non-cash Investing and Financing Activities
Investment applied to note payable and accrued interest-related party	-	2,130,155
Proceeds from sale of equipment applied to accounts payable-related party	-	94,030
Receivable from related party for common stock	(50,000)

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2008
(Unaudited)

	Common Stock		Receivable from related party for common	Additional Paid	Accumulated
	Shares	Amount	stock	in Capital	Deficit	Total

Balance March 31, 2008	9,424,214	9,424	-	49,357,867	-(46,250,796)	3,116,495
Stock options for services	-	-	-	99,477	-	99,477
Issuance of common stock for cash	700,000	700	-	569,300	-	570,000
Receivable from related party for common stock	-	-	(50,000)	50,000	-	-
Net loss	-	-	-	-	(658,792)	(658,792)

Balance June 30, 2008	10,124,214	10,124	(50,000)	50,076,644	(46,909,588)	3,127,180

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Glen Rose Petroleum Corporation’s (the “Company”, “we” or “our”) interim consolidated financial statements are unaudited and contain all necessary adjustments for a fair statement of the referenced interim period results. These interim period results do not indicate expected full-year results or results for previously reported periods partly due to the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivatives, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of proposed swabbing enhanced oil recovery work. You should read these consolidated interim financial statements with the audited consolidated financial statements and related notes included in Glen Rose Petroleum Corporation’s Form 10-K dated March 31, 2008.

We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Glen Rose Petroleum Corporation and its wholly-owned subsidiaries. We eliminated intercompany accounts and transactions. Management made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. We made significant assumptions in valuing our unproved oil and natural gas reserves and asset retirement obligation, which may affect the amounts at which oil and natural gas properties are recorded. We computed our stock based compensation expense using assumptions such as volatility, expected life and the risk-free interest rate. We may revise these estimates in the near term and these revisions could be material.

We prepared our financial statements on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has a working capital deficit which raises substantial doubt as to its ability to continue as a going concern. The Company had a net loss of $658,792 for the three months ended June 30, 2008 and a net loss of $3,251,650 for the fiscal year ended March 31, 2008 and, as of the same periods, the Company had an accumulated deficit of $46,909,588 and $46,250,796, respectively. During the quarter ended June 30, 2008, the Company raised gross proceeds of approximately $570,000 in cash in additional equity financings, however, there can be no assurance that the Company will be able to continue to obtain the financing it needs to develop its properties and alleviate doubt as to the Company’s ability to continue as a going concern.

NOTE 2 – NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company adopted SFAS 157 on April 1, 2008 and this adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on April 1, 2008 and this adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 3 – INVENTORY

Inventory consists of oil in tanks of $95,293 and $79,241 at June 30, 2008 and March 31, 2008, respectively.

Inventory is valued at the lower of cost to produce the oil or the current available sales price.

NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE

Basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the three months ended June 30, 2008 and June 30, 2007. Diluted earnings (loss) per common share are computed assuming all dilutive potential common shares were issued. Diluted earnings per share have not been presented since the inclusion of potential common shares would be antidilutive.

The following is a summary of potentially dilutive securities excluded from the calculation of diluted earnings (loss) per share because their effects would be antidulitive.

	Three Months Ended June 30,
	2008	2007

Stock Options	2,670,000	1,725,000
Warrants	21,806,420	5,085,334

	24,476,420	6,810,334

NOTE 5– STOCK OPTIONS

The following table summarizes pertinent information with regard to our stock option Plans for the three months ended June 30, 2008:

		Weighted Average
	Option and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2008	1,895,000	1.37
Granted	775,000.97
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at June 30, 2008	2,670,000	1.25

Exercisable at June 30, 2008	1,970,000	1.35

The weighted average contractual life of options outstanding at June 30, 2008 was 2.85 years. The weighted average contractual life of exercisable options was 2.82 years at June 30, 2008. The weighted average grant date fair value for options granted was $1.22 for the three months ending June 30, 2008.

The Company granted options to purchase 25,000 shares to the Company’s Directors at the end of each month during the quarter ended June 30, 2008 for and in consideration of services provided to the Company. These options were issued at a weighted average exercise price of $0.99 per share for a term of three years.

On June 30, 2008, the Board of Directors awarded Mr. Langston 500,000 stock purchase options, vesting over six months with each priced as of the closing average bid price for the quarter ended June 30, 2008.

On June 30, 2008 the Board of Directors approved the hiring of Bill Hopper as Vice President of Operations. His employment agreement included 100,000 stock purchase options priced as of May 1, 2008, and vested in one year.

On June 30, 2008 the Board approved the independent consulting agreement of Barry Pierce and the hiring of him as Controller with a one year contract, this agreement included 100,000 stock purchase options to purchase 100,000 shares of common stock at 1.00 per share, fully vested after one year.

On June 30, 2008 the Board of Directors amended the compensation for Directors. They approved that each director could choose, calendar quarterly, their form of compensation. Each director has the option of $5,000 of common stock per month or 5,000 stock purchase options, with each price as of the closing average bid price for the previous ended quarter. The previous agreement provided for 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month.

NOTE 6 – ISSUANCE OF COMMON STOCK

On May 23, 2008, by the way of a 14C our shareholders’ approved a private placement in accredited investors in which a total of 550,000 shares of our common stock at a price of $0.75 per share were issued for gross proceeds of $412,500. The Company also approved the issuance of a note receivable to Joseph Langston, its CFO and President, in which a total of 66,667 shares of our common stock at a price of $0.75 per share were issued for a $50,000 long term notes receivable.

On June 30, 2008, the Board approved a private placement to accredited investors in which a total of 150,000 shares of our common stock at a price of $1.05 per share are to be issued for gross proceeds of $157,500. The effective date of this private placement is June 2, 2008.

NOTE 7 – CONSULTING AND EMPLOYMENT AGREEMENTS

On June 30, 2008 the Board approved the independent consulting agreement of Barry Pierce as Controller with a one year contract effective April 16, 2008, at $10,000 per month ($120,000 per annum), plus expense reimbursement, and stock purchase options to purchase 100,000 shares of common stock at 1.00 per share, fully vested after one year .

On June 30, 2008 the Board of Directors approved the hiring of Bill Hopper as Vice President of Operations. His employment agreement is for one year with compensation for $6,000 per month, auto use, expense reimbursement and 100,000 stock purchase options priced as of May 1, 2008, and vested in one year.

On June 30, 2008, the Board of Directors of the Company approved an amendment to Joseph Langston’s employment agreement. The amendment increased Mr. Langston’s cash payments from $5,000 per month, to $12,500 per month. In addition, the Board of Directors awarded Mr. Langston 500,000 stock purchase options, vesting over six months with each priced as of the closing average bid price for the quarter ended June 30, 2008.

NOTE 8 – STOCK SPLIT

On June 30, 2008 the Board approved a 1 for 200 reverse split the stock, then an immediate purchase the fractional shares at the then market price, and then on the same day a 200 for 1 forward split. The result (based on shareholders of record as of April 28, 2008 would be the repurchase of approximately 18,000 shares, which would eliminate 1,385 shareholders, which hold an average of 13 shares. This would leave approximately 93 shareholders of record without reference to shareholders who hold their shares in street name. Nasdaq listing requirements (Rule 4310(c)(5)(D)) require at least 300 or more round lot shareholders for listed companies. The Board did not establish an effective date for the reverse and forward stock split and no such date has been set as of the date of this filing. Management intends to establish that the Company has at least 300 round lot shareholders before asking the Board to set the date for the reverse and forward stock splits.

NOTE 9 – WIND HYRDOGEN LIMITED PARTICIPATION AGREEMENT

On May 27, 2008, the Company signed a letter of intent (‘LOI’), to sell for $2.5 million a 50% interest in 2,560 acres (25%) of its Wardlaw Field to Wind Hydrogen Limited (‘WHL’), a publicly-listed company on the Australian Stock Exchange (‘ASX’). The Wardlaw lease is a 10,502 gross acre field located in Edwards County, Texas. In addition, WHL at closing purchased two options to expand the venture for 2,560 acres each. The definitive agreement for this transaction was signed on July 22, 2008.

In connection with the WHL Participation agreement we received $250,000 in May 2008 as the down payment for Phase 1, as well as $157,500 in late June 2008 as private placement financing, with the effective date of the approved private placement as of June 2, 2008.

NOTE 10 – SUBSEQUENT EVENTS

On June 30, 2008 the Board approved the offer by Richardson Patel to convert their May 2008 billing into common stock, subject to the Blackwood Capital’s approval. This conversion is still in negotiations and an agreement has not been finalized.

The Company had option agreements to ex-employees and directors at $1.50 and $2.91 exercise prices.  These options were modified to extend the expiration date to March 31, 2009, to add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the exercise price between April 1, 2008 and April 10, 2008, and to add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price.  Since the put feature does not subject the holder to the normal risks of share ownership, the Company has classified the put options as liability awards and recorded at fair value. A liability and corresponding expense of $2,727,186 was recorded in 2007. A majority of these option puts were exercised. The Company offered the option put holders the same conversion as Walter Mize elected on January 16, 2008.  On July 3, 2008, owners of approximately 54% of these options elected to convert the Company’s put obligation to restricted common stock at $0.75 per share, subject to a voting trust and first right of refusal to Blackwood Ventures LLC. Approximately 41% elected to continue the option period until December 31, 2009, for consideration of 10% per annum, payable quarterly with a provision for payment in kind. Approximately 5% did not make an election and their units are recorded as current liabilities pending resolution.  These transactions have not closed, and are contingent upon the completion of the definitive agreements.  Should these transactions close, the Company’s liabilities would be reduced by $1,166,669.

NOTE 11 - RESTATMENT OF PRIOR FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the three months ended June 30, 2007. The restatement was made primarily to reclass the gain on forgiveness of debt from a related party to equity.

The impact of such statement to the financial statements at June 30, 2007 is:

	As of June 30, 2007
	As Originally
	Presented	As Restated
Consolidated Condensed Balance Sheet
Total current assets	$217,868	$217,868
Total assets	6,084,742	6,084,742
Total current liabilities	4,228,800	4,228,800
Total liabilities	5,066,282	5,066,282
Accumulated deficit	(42,880,280)	(43,194,152)
Total stockholder's equity	$1,018,460	$1,018,460

	For Three Months Ended
	June 30, 2007
	As Originally
	Presented	As Restated
Consolidated Condensed Statement of Operations
Total revenue	$3,860	$3,860
Total operating costs and expenses	443,644	443,644
Loss from operations	(439,784)	(439,784)
Net income (loss)	118,866	(195,006)
Net income (loss) per share:
Basic and Diluted	$0.02	$(0.03)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, plan of operation and liquidity should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-K for the fiscal years ended March 31, 2008 and 2007.

OVERVIEW

Glen Rose Petroleum Corporation was incorporated in Delaware in 2008 exclusively for the purpose of entering into a Reincorporation Merger Agreement with United Heritage Corporation, incorporated in Utah in 1982, which provides that Glen Rose Petroleum Corporation will be the surviving corporation, and has assumed all of our assets and liabilities, including obligations under our outstanding indebtedness and contracts. United Heritage Corporation will cease to exist as a corporate entity. Its board of directors and our officers will become the board of directors and officers of Glen Rose for identical terms of office. Its subsidiaries will become the subsidiaries of Glen Rose.

Through our subsidiary, UHC Petroleum Corporation, we operate the Wardlaw Field, located approximately 28 miles west of Rocksprings in Edwards County, Texas. The Wardlaw Field lies in the southeast portion of the Val Verde Basin with oil production from the field coming from the Glen Rose formation at a depth of less than 600 feet. The leaseholds consist of approximately 10,502 gross acres of which approximately 10,360 gross acres are undeveloped. The leaseholds include 130 wellbores. Of these wells, approximately 44 are currently capable of producing. We are in the process of evaluating the remaining wells. UHC Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2013.

On May 23, 2008, by way of a 14C our shareholders’ approved a private placement to accredited investors in which a total of 550,000 shares of our common stock at a price of $0.75 per share were issued for gross proceeds of $412,500.

On May 27, 2008, the Company signed a letter of intent (“LOI”) to sell for $2.5 million a 50% interest in 2,560 acres (25%) of its Wardlaw Field to Wind Hydrogen Limited (“WHL”), a company listed on the Australian Stock Exchange (“ASX”). On July 23, 2008, the Company entered into a definitive agreement relating to the transaction referenced in the LOI. In addition to the initial purchase, WHL also purchased two options for 2,560 additional acres each to expand the venture.

On June 12, 2008, WHL purchased 150,000 shares at $0.75 per share for $112,500 of the $500,000 private placement. This increased cash and Shareholders’ Equity.

On June 12, 2008, WHL purchased 150,000 shares at $1.05 per share for $157,500. This increased cash and Shareholders’ Equity.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed from time to time with the Securities and Exchange Commission by Glen Rose Petroleum Corporation (referred to as the “Company”, “we”, “us” or “our”), contains certain forward-looking statements and information based upon the beliefs of, and currently available to, our management, as well as estimates and assumptions made by our management regarding the Company’s financial condition, future operating performance, results of operations and other statements that are not statements of historical fact. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “plan”, “forecast” or the negative of these terms and similar expressions and variations thereof are intended to identify such forward-looking statements. These forward-looking statements appear in a number of places in this Form 10-Q and reflect the current view of our management with respect to future events. Such forward-looking statements are not guarantees of future performance and are subject to certain important risks, uncertainties, assumptions and other factors relating to our industry and operations which could cause results to differ materially from those anticipated, believed, estimated, expected intended or planned. Some of these risks include, among other things:

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

Except as otherwise required by law, we undertake no obligation to update any of the forward-looking statements contained in this quarterly report Form 10-Q after the date of this report.

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of the filing date of this quarterly report on Form 10-Q, we have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt as to our ability to continue as a going concern. We had net loss of $658,792 for the three months ended June 30, 2008 and a net loss of $3,251,650 for the fiscal year ended March 31, 2008, and, as of the same periods, we had an accumulated deficit of $46,909,588 and $46,250,796, respectively. Unless we are able to obtain the financing we need to develop our properties, there can be no assurance that we will be able to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our audited financial statements contained in our annual reports on Forms 10-K for the fiscal year ended March 31, 2008, and on Form 10-KSB for the fiscal year ended March 31, 2007. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition and liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

May 27, 2008, the Company signed a letter of intent (‘LOI’), to sell for $2.5 million a 50% interest in 2,560 acres (25%) of its Wardlaw Field to Wind Hydrogen Limited (‘WHL’), a publicly-listed company on the Australian Stock Exchange (‘ASX’). The Wardlaw lease is a 10,502 gross acre field located in Edwards County, Texas. In addition, WHL purchased two options to expand the venture for 2,560 acres each. The WHL joint venture definitive Participation Agreement was completed on July 23, 2008.

RESULTS OF OPERATIONS

The following selected financial data for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 are derived from our unaudited consolidated condensed financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q and is qualified in its entirety by and should be read in conjunction with such financial statements and related notes contained therein.

	Three months ended 30-Jun
	2008	2007
		(Restated)
	(Unaudited)
Income Data
Revenues	$15,209	$3,860
Depreciation and depletion	867	338
Total operating costs and expenses	673,252	443,644

Loss from operations	(658,043)	(439,784)

Income tax	-

Net loss	$(658,792)	$(195,006)

Basic and diluted loss per share	$(0.07)	$(0.03)
Weighted average
Number of shares outstanding	9,694,910	6,446,850

Oil and Gas Results

Our revenues increased $11,349, or approximately 294%, from $3,860 for the three months ended June 30, 2007, to $15,209 for the three months ended June 30, 2008. The Wardlaw Field in Edwards County, Texas, is producing approximately 5.7 barrels of oil per day.

Our total operating costs and expenses increased $229,608, or approximately 52%, from $443,644 for the three months ended June 30, 2007, to $673,252 for the three months ended June 30, 2008. This increase in our operating expenses was primarily attributable to an increase in production and operating costs, which mainly was maintenance and repairs, plus approximately $99,477 expense from the stock options issued during the three months ended June 30, 2008.

Our depreciation and depletion decreased by $529, or approximately 157%, from $338 for the three months ended June 30, 2007, to $867 for the three months ended June 30, 2008. General and administrative expenses increased $236,248, or approximately 120%, from $197,176 for the three months ended June 30, 2007, to $433,424 for the three months ended June 30, 2008. This increase is primarily attributable to stock compensation expenses. Our option put rights expense decreased from $69,728 for the three months ended June 30, 2007, to $0 for the three months ended June 30, 2008. This decrease in our option put rights expense is attributable to the fact that the options matured on April 1, 2008 and the Company is currently in negotiations with the holders to restructure the agreement.

Our loss from operations increased from $439,784 for the three months ended June 30, 2007, to $658,043 for the three months ended June 30, 2008. This change in our loss from operations is primarily attributable to an increase in consulting expenses incurred as well as stock expense associated with compensatory options awarded management and consultants.

Our net loss increased $463,786, from $195,006 for the three months ended June 30, 2007, to $658,792 loss for the three months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations and we do not expect that this will change in the near future.

Current liabilities also increased from $2,870,071 at March 31, 2008 to $3,171,921 at June 30, 2008, an increase of $301,850 or approximately less than 11%.

We have a working capital deficit of $2,873,425 at June 30, 2008 as compared to a working capital deficit of $2,714,405 at March 31, 2008, an increase of $159,020 or approximately 6%. The increase in our working capital deficit resulted primarily from the increase in our current liabilities.

Shareholders’ equity increased $10,685 from $3,116,495 at March 31, 2008, to $3,127,180 at June 30, 2008.

There was an increase of $313,779 or approximately 5% in our total assets, from $6,074,484 at March 31, 2008 to $6,388,263 at June 30, 2008.

Cash Flow

Our operations used $528,715 of cash in the three months ended June 30, 2008. This is primary due to a net loss of $658,792.
Cash of $170,815 was used in investing activities during the three months ended June 30, 2008. In comparison, during the three months ended June 30, 2007 we used $0 in cash to improve our oil and gas properties and equipment.

At June 30, 2008 we had cash on hand in the amount of $186,239 as compared to $37,676 at June 30, 2007.

The sale price of oil produced by our Wardlaw Field increased by $62.08 a barrel, or approximately 162%, from $38.33 a barrel for the three months ended June 30, 2007, to $100.41 a barrel for the three months ended June 30, 2008. Production costs for the three months ended June 30, 2008 increased $157.15, or approximately 109%, from $144.79 a barrel for the three months ended June 30, 2007, to $301.94 a barrel for the year ended March 31, 2008.

Without activity in the Wardlaw Field, we believe that our expenses will decrease significantly; however, we have a funded plan to begin reworking the existing well bores, drill three test wells, and to commence a pilot flooding program consisting of four injection wells and three producing well during the next twelve months. There can be no assurance of success, and unless production and sales of oil and gas significantly increase, we may not be able to attain profitability, or even be able to continue as a going concern.

Except as otherwise discussed in this quarterly report, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations. We do not currently have any commitments for capital expenditures for the next twelve months.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation was undertaken in consultation with our accounting personnel. Based on the evaluation, information about which is included in the following paragraph, our Chief Executive Officer and Chief Financial Officer concluded that, due to the loss of a number of employees, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in internal control over financial reporting during the first quarter that could materially affect or is reasonably likely to affect our internal control over financial reporting.

Glen Rose Petroleum Corporation’s management is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

In the year ending March 31, 2008 Glen Rose Petroleum Corporation’s management team assessed and evaluated its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board ("PCAOB") in the United States.

In management's opinion, based on the assessment completed for the year ended March 31, 2008, that was completed after June 30, 2008 and is relevant for three-month time period ending June 30, 2008 as well, the internal controls over financial reporting are not operating effectively. Furthermore, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly and annual financial statements due to limited personnel and a lack of segregation of duties. Also, due to the difficulty experienced by management in applying complex accounting standards, our control environment is dependent upon a review function and the ability to recognize and obtain assistance for complex transactions, which does not exist. This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

On April 16, 2008, we appointed Barry Pierce as our Controller and therefore, we have segregated our treasury and accounting functions.

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

Other

The Company does not have any litigation current or contemplated. However, the Company has terminated Geoff Beatson, a former engineering consultant, taken issue with various vendors, and has a royalty owner contest its permit filings with the Texas Railroad Commission. Any of which could result in litigation, which the Company will vigorously pursue and defend.

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

Also, we may routinely be involved in government administrative proceedings relating to our oil and gas operations. The Texas Railroad Commission regulates the oil and gas industry in Texas and Texas law requires that the Texas Railroad Commission issue permits for a variety of activities. The Company currently has an application to undertake swabbing activities in the Wardlaw Field pending with the Texas Railroad Commission. The Company can provide no assurance that all of the Company’s requested permits will be granted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 23, 2008, by way of a Form 14C our shareholders’ approved a private placement to accredited investors in which a total of 550,000 shares of our common stock at a price of $0.75 per share were issued for gross proceeds of $412,500.

On June 30, 2008, the Board approved a private placement to accredited investors in which a total of 150,000 shares of our common stock at a price of $1.05 per share were issued for gross proceeds of $157,500. The effective date of this private placement is June 2, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have a controlling shareholder. Therefore, were no matters submitted soliciting a vote of our stockholders other than that of our controlling shareholder, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008. We did, however, file a Definitive Form 14C on April 25, 2008 that provided notice that we were undertaking a vote (without soliciting votes or proxies) for the following actions:

•	an approval of the issuance of warrants to DK True Energy Development and RTP Secure Energy Corp.;
•	an approval of the issuance of warrants to Applewood Energy, Inc. and GWB Petroleum Consultants Ltd.;
•	an approval of the issuance of warrants to Richardson & Patel LLP as partial compensation for legal services rendered to us;
•	an approval of the issuance of common stock and warrants to a placement agent as compensation for services to be rendered to us;
•	an approval of the issuance of warrants to Blackwood Capital Limited as compensation for services rendered and to be rendered to us;
•	an approval of the United Heritage Corporation 2008 Equity Incentive Plan;
•	an approval of the issuance of warrants included in an offering of units consisting of common stock and warrants which was made by us in November 2007;
•	an approval of the issuance of units consisting of shares of our common stock and warrants to purchase our common stock in a private offering of our securities to accredited investors;
•	an approval of the issuance of common stock and warrants to Blackwood Ventures LLC pursuant to an agreement to convert debt;
•	an approval of the issuance of 666,667 shares of common stock subscribed for by accredited investors in a private offering undertaken in January 2008;
•	an approval of the issuance of common stock and warrants to the estate of Walter G. Mize in exchange for the relinquishment of a put right; and
•	an approval to change the company’s domicile from Utah to Delaware, which will include changing the company’s name to Glen Rose Petroleum Corporation.

ITEM 5. OTHER INFORMATION

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2008.

ITEM 6.  EXHIBITS

Exhibits

3.1	Certificate of Incorporation filed in Delaware on May 22, 2008 (1)

3.3	Bylaws filed herewith (2)

10.1	1995 Stock Option Plan (3)

10.2	1998 Stock Option Plan (4)

10.3	2000 Stock Option Plan (5)

10.4	2002 Consultant Equity Plan (6)

10.5	2008 Stock Option Plan (7)

31.1	Certification of Chief Executive Officer (8)

31.2	Certification of Chief Financial Officer (8)

32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act (8)

(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K Annual Report filed July 14, 2008

(2)	Incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K Annual Report filed July 14, 2008

(3)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form SB-2 Registration Statement filed May 4, 2004.

(4)	Incorporated by reference to Exhibit 99.01 the Registrant’s Form S-8 registration statement filed on September 30, 1998 as document number 333-64711.

(5)	Incorporated by reference to Exhibit 4.01 of Registrant’s Form S-8 Registration Statement filed on December 6, 2000.

(6)	Incorporated by reference to Exhibit 99-1 of Registrant’s Form S-8 Registration Statement filed on October 25, 2002.

(7)	Incorporated by reference to Exhibit 10-1 to Registrant’s Form S-8 Registration Statement filed May 30, 2008

(8)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEN ROSE PETROLEUM CORPORATION

Date: August 14, 2008	By:	/s/ Paul D. Watson
Paul D. Watson
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Joseph F. Langston
Joseph F. Langston
President and Chief Financial Officer