Form 10-Q
period 2008-09-30
Glen Rose Petroleum CORP
filed 2008-11-13
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

Commission File No. 001-10179

Glen Rose Petroleum Corporation
 (Exact name of registrant as specified in charter)

Delaware	87-0372826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200, One Energy Square, 4925 Greenville Avenue, Dallas, Texas 75206
(Address of principal executive offices)

(214) 800-2663
(Issuer’s telephone number)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer (Do not check if a smaller reporting company)	[X]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2008, the Company had 10,600,524 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2008	March 31, 2008

ASSETS

CURRENT ASSETS
Cash	$892,517	$65,769
Accounts receivable	15,800	2,081
Inventory	43,100	79,241
Prepaid expenses	7,314	8,574
Total current assets	958,731	155,665

Security deposits	1,000	-
Total Other Assets	1,000	-

UNPROVED OIL AND GAS PROPERTIES, accounted for using the full cost method	5,515,544	5,915,184

PROPERTY AND EQUIPMENT, at cost Equipment, furniture and fixtures	81,785	2,699
Other property and equipment	35,808	0
Vehicles	31,704	6,753

Less accumulated depreciation	(8,838)	(5,817)

TOTAL ASSETS	$6,615,734	$6,074,484

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(Unaudited)

	September 30, 2008	March 31, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$354,711	$378,551
Accrued expenses	-	343,750
Advances on joint participation agreement	625,989	-
Accrued put option liability	2,147,770	2,147,770
Total current liabilities	3,128,470	2,870,071

LONG-TERM LIABILITIES
Asset retirement obligation	90,406	87,918
Total liabilities	3,218,876	2,957,989

SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 125,000,000 shares authorized; 10,600,524 and 9,424,214 shares issued and outstanding, respectively	10,600	9,424
Receivable from related party for common stock	(50,000)	-
Additional paid-in capital	51,219,185	49,357,867
Accumulated deficit	(47,782,927)	(46,250,796)
Total shareholders’ equity	3,396,858	3,116,495

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,615,734	$6,074,484

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30,		SIX MONTHS ENDED September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
OPERATING REVENUES
Oil and gas sales	$57,662	$455	$72,871	$4,315
TOTAL OPERATING REVENUES	57,662	455	72,871	4,315

OPERATING COSTS AND EXPENSES
Production and operating	79,819	30,477	218,059	63,039
Depreciation and depletion	2,604	338	3,471	676
Accretion of asset retirement obligation	1,244	1,244	2,488	2,488
General and administrative	263,806	164,159	697,230	361,335
Bad debt expense	-	59,812	-	202,408
Stock Compensation Expense	583,529	-	683,006	-
Put option expense	-	69,728	-	139,456
TOTAL OPERATING COSTS AND EXPENSES EXPENSES	931,002	325,758	1,604,254	769,402

LOSS FROM OPERATIONS	(873,340)	(325,303)	(1,531,382)	(765,087)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	-	-
Gain on sale of investments	-	-	-	303,155
Gain on sale of property and equipment	-	8,351	(749)	8,351
Interest expense	-	(9,519)	-	(67,896)
Gain (Loss) before income tax	(873,340)	(326,471)	(1,532,131)	(521,477)

INCOME TAX BENEFIT	-	-	-	-

NET INCOME (LOSS)	$(873,340)	$(326,471)	$(1,532,131)	$(521,477)

Income (Loss) per share (basic)	$(0.09)	$(0.05)	$(0.16)	$(0.08)

Weighted average number of shares (basic)	9,834,666	6,446,850	9,834,666	6,446,850

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED September 30,
	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,532,131)	$(521,477)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and depletion	3,471	676
Accretion of asset retirement obligation	2,488	2,488
Gain on sale of investments	-	(303,155)
Gain on sale of property and equipment	-	(8,351)
Stock base compensation	480,238	191,234
Put option expense	-	139,456
Changes in assets and liabilities:
Accounts receivable	(13,719)	432,808
Inventory	36,140	2,360
Other current assets	261	17,683
Accounts payable and accrued expenses	(23,840)	(1,438,461)
Net cash used in operating activities	(1,047,092)	(1,484,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(774,822)	-
Proceeds from grant of options related to participation agreement	300,000	-
Advances on joint participation agreement	1,500,000	-
Additions to equipment	(139,845)	(2,699)
Net cash used in investing activities	885,333	(2,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, related party	-	153,218
Issuance of common stock	988,507	-
Payments on note payable, related party	-	(331,989)
Net cash provided by (used in) financing activities	988,507	(178,771)

(Decrease) increase in cash	826,748	(1,666,209)

Cash at beginning of period	65,769	1,671,672

Cash at end of period	$ 892,517	$5,463

Non-cash Investing and Financing Activities
Interest paid during the period	-	-
Income taxes paid during the period	-	-
Investment applied to note payable and accrued interest-related party	-	2,130,155
Proceeds from sale of equipment applied to accounts payable-related party	-	94,030
Receivable from related party for common stock	(50,000)

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

	Common Stock		Receivable from related party for common stock
				Additional Paid in Capital
	Shares	Amount			Accumulated Deficit	Total

Balance June 30, 2008	10,124,214	10,124	(50,000)	50,076,644	(46,909,588)	3,127,180
Stock options for services				380,761		380,761
Issuance of common stock for conversion of debt	253,810	253		238,328		238,581
Issuance of common stock for service	160,000	160		126,640		126,800
Issuance of common stock for cancellation of stock options	62,500	63		53,062		53,125
Reclassification of accrued compensation for issuance of stock for cancellation of stock options				343,750		343,750
Net loss					(873,339)	(873,339)

Balance September 30, 2008	10,600,524	10,600	(50,000)	51,219,185	(47,782,927)	3,396,858

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting.  These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP").  Operating results for the three months and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the year ended March 31, 2008.

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

We prepared our financial statements on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit which raises substantial doubt as to its ability to continue as a going concern. The Company had a net loss of $1,532,131 for the six months ended September 30, 2008 and a net loss of $3,251,650 for the fiscal year ended March 31, 2008 and, as of the same periods, the Company had an accumulated deficit of $47,782,927 and $46,250,796 respectively.  There can be no assurance that the Company will be able to continue to obtain the financing it needs to develop its properties and alleviate doubt as to the Company’s ability to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional financing through the sale interest in its oil and gas leases, debt and equity financing or through other means that it deem necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital.  Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow.  If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

NOTE 2 – NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  If and when the Company acquires one or more entities in the future, it will apply SFAS 141(R) for the purposes of accounting for such acquisitions.

F-6-1

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,"Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company presently has no such non-controlling interests. If and at such time as such an interest exists, it will apply SFAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging.” SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009 and currently expect such adoption to have no impact on its results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The Company presently has no such intangible assets. If and at such time as such assets are acquired, the Company will apply SFAS 160.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on our results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.”  EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. We are currently assessing the impact of EITF 03-6-1, but do not expect that such adoption will have a material effect on our results of operations, financial position, or cash flows.

NOTE 3 – INVENTORY

Inventory consists of oil in tanks of $43,100 and $95,293 at September 30, 2008 and June 30, 2008, respectively.

Inventory is valued at the lower of cost to produce the oil or the current available sales price.

F-6-2

NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE

We base our earnings (loss) per share of common stock on the weighted average number of shares outstanding during the six months ended September 30, 2008 and September 30, 2007.  We have not presented our diluted earnings per share, that is the diluted earnings (loss) per common share computed assuming the issuance of all dilutive potential common shares. Because we suffered losses in both periods, we would show a diminished loss per share on a fully-diluted basis which would not be helpful in evaluating the Company’s performance.

The following is a summary of potentially dilutive securities excluded from the calculation of diluted earnings (loss) per share.

	Six Months Ended September 30, 2008

	2008	2007

Stock Options	2,185,000	1,725,000
Warrants	21,806,420	5,085,334

	23,991,420	6,810,334

NOTE 5– STOCK OPTIONS

The following table summarizes pertinent information with regard to our stock option plans for the six months ended September 30, 2008:
		Weighted Average
	Option and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2008	1,895,000	1.37
Granted	790,000.97
Exercised	-	-
Forfeited	-	-
Cancelled	(500,000)	(1.05)
Expired	-	-

Outstanding at September 30, 2008	2,185,000	1.31

Exercisable at September 30, 2008	1,485,000	1.45

The weighted average contractual life of options outstanding at September 30, 2008 was 1.54 years. The weighted average contractual life of exercisable options was 0.99 years at September 30, 2008.  The weighted average grant date fair value for options granted was $1.20 for the six months ending September 30, 2008.

On June 30, 2008, the Board of Directors awarded Mr. Langston 500,000 stock purchase options, vesting over six months with each priced as of the closing average bid price for the quarter ended June 30, 2008. The Company recognized compensation expense of $315,387 on the issuance of these stock options.

F-6-3

On June 30, 2008 the Board of Directors approved the hiring of Bill Hopper as Vice President of Operations.  His employment agreement included 100,000 stock purchase options priced as of May 1, 2008, and vested in one year. The Company recognized compensation expense of $44,263 on the issuance of these stock options.

On June 30, 2008 the Board approved the independent consulting agreement of Barry Pierce and the hiring of him as Controller with a one year contract, this agreement included 100,000 stock purchase options to purchase 100,000 shares of common stock at $1.00 per share, fully vested after one year. The Company recognized compensation expense of $62,894 on the issuance of these stock options.

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

The Company granted options to purchase 25,000 shares to the Company’s Directors at the end of each month during the quarter ended September 30, 2008 for and in consideration of services provided to the Company.  15,000 of these options were issued at a weighted average exercise price of $.99 per share for a term of three years. The Company recognized compensation expense of $730 on the issuance of these stock options.

NOTE 6 – ISSUANCE OF COMMON STOCK

On May 23, 2008, the board approved the issuance of shares of common stock for the conversion of debt in which a total of 253,810 shares of common stock at a price of $0.85 per share were issued for debt conversion in the amount of $238,581.

On September 18, 2008, the Company purchased the services of Porter LeVay (a public relations firm headquartered in New York City) for 100,000 S-8 shares and the reimbursement of out of pocket expenses. These shares were valued at $80,000 which was charged to operations.

On September 25, 2008, the Company agreed to issue 62,500 restricted common shares to its former CEO, Scott Wilson, in exchange for the cancellation of 500,000 stock options and mutual releases of claims.

On September 30, 2008, the Company issued 60,000 shares of common stock to certain Board of Directors as compensation for their services rendered for the quarter.  The shares were valued at $46,800 which was charged to operations.

NOTE 7 – WIND HYRDOGEN LIMITED PARTICIPATION AGREEMENT

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

The definitive agreement for this transaction was signed on July 22, 2008.   The Company has received $1.5 million toward the participation financing of Phase 1, along with option payments of $150,000 each for Phases 2 and 3.  In addition to the participation and option monies received, the Company has recorded $105,000 of reimbursable Administrative and General expense, which are allotted for in the agreement to be reimbursed from WHL.  During the quarter ended September 30, 2008, the Company had joint interest costs of $571,345, which related to the drilling of initial wells and $197,665 was also assigned to WHL for existing wells in phase 1 acreage.

F-6-4

In addition, WHL invested $157,500 in late June 2008 as private placement financing, with the effective date of the approved private placement as of June 2, 2008.

NOTE 8 – SUBSEQUENT EVENTS

As of November 12, 2008, the Company drilled five wells in the Wardlaw Field, three on behalf of the WHL venture, and two corporately.  Two of the WHL venture wells are being completed, while one well is being further evaluated.

NOTE 9 – RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the six months ended June 30, 2007.

The impact of such statement to the financial statements at September 30, 2007 is:

	As of September 30, 2007
	As Originally
	Presented		Adjustments	As Restated
Consolidated Condensed Balance Sheet
Total current assets	$89,608		$-		$89,608
Total assets	5,958,843		-	-	5,958,843
Total current liabilities	3,618,949		-		3,618,949
Total liabilities	3,704,399	1	) (1,780,710)		3,704,399
Accumulated deficit	(41,739,913)				(39,959,203)
Total stockholder's equity	$2,254,444				$2,254,444

	For Six Months Ended
	September 30, 2007
	As Originally
	Presented		Adjustments	As Restated
Consolidated Condensed Statement of Operations
Total revenue	$4,315		$-		$4,315
Total operating costs and expenses	769,402		-	-	769,402
Loss from operations	(765,087)		-		(765,087)
Net income (loss)	1,259,233	1	) (1,780,710)		(521,477)
Net income (loss) per share:
Basic and Diluted	$0.20		$(0.28)		$(0.08)

1) To reclass previously reported gain on forgiveness of debt from a related party to equity.

F-6-5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, plan of operation and liquidity should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-K for the fiscal years ended June 30, 2008 and 2007.

OVERVIEW

Glen Rose Petroleum Corporation was incorporated in Delaware on May 22, 2008 exclusively for the purpose of entering into a Reincorporation Merger Agreement with United Heritage Corporation, incorporated in Utah in 1982, which provides that Glen Rose Petroleum Corporation will be the surviving corporation, and has assumed all of our assets and liabilities, including obligations under our outstanding indebtedness and contracts. United Heritage Corporation will cease to exist as a corporate entity. Its board of directors and our officers will become the board of directors and officers of Glen Rose for identical terms of office. Its subsidiaries will become the subsidiaries of Glen Rose.

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

On September 18, 2008, the Company purchased the services of Porter LeVay (a public relations firm headquartered in New York City) for 100,000 S-8 shares and the reimbursement of out of pocket expenses.   The value assigned to these shares on September 18, 2008 was $80,000 which was charged to operations.

NASDAQ informed the Company in a letter dated September 22, 2008, that it was in violation of NASDAQ Marketplace Rule 4310(c)(4) in that the closing bid price for our common stock was below $1.00 for 30 consecutive days. The NASDAQ letter stated that the Company will have until March 23, 2008 to regain compliance with Rule 4310(c)(4) by demonstrating a closing bid price of $1.00 or more for at least ten and up to twenty consecutive business days.  On October 22, 2008, NASDAQ informed the Company that this time period for regaining compliance with minimum bid listing standards had been extended due to “extraordinary market conditions.”  Consequently, the Company now has until June 25, 2009 to regain compliance with Rule 4310(c)(4).  If the Company cannot demonstrate compliance with Rule 4310(c)(4) by June 25, 2009, the NASDAQ Staff will determine whether the Company meets the NASDAQ Capital Markets initial listing criteria except for the bid price requirement. If the Company meets the initial listing criteria, it may be granted an additional 180 day compliance period. If the Company is not eligible for the additional compliance period, NASDAQ staff will provide it with a delisting notice which may be appealed to the NASDAQ Listing Qualifications Panel.

On September 24, 2008, the Company terminated its auditing relationship with Hein & Associates, LLP and began an auditing relationship with Jonathon P. Reuben CPA, Accountancy Corporation.

On September 25, 2008, the Company agreed to issue 62,500 restricted common shares to its former CEO, Scott Wilson, in exchange for the cancellation of 500,000 stock options and mutual releases of claims.

On October 6, 2008, the Company announced that it had drilled and cored 3 of the first 10 wells to be permitted on the Wardlaw lease in Edwards County and had begun the permitting process for four offset wells surrounding two of the WHL previously drilled wells, as well as two additional wells in Phase 2 (for a total of 10 additional wells) scheduled to be drilled in the fourth quarter of 2008.  The Company anticipates that these 10 new wells will be drilled in partnership with WHL Energy Limited (“WHL”), under a participation agreement by which WHL is required to pay 100% of the drilling costs up to $2.5 million. In consideration for paying the drilling costs, WHL was granted a 50% working interest in the wells drilled on the first 2,560 acres of our property.  The Company also announced that it was focusing on developing the core development area for its own account (100% working interest). The first (completed) phase was to re-enter and clean up 23 of the 103 existing wells. The Company also announced that it tested several production methods including the Thermal Pulse Unit, a system of injecting heated nitrogen that demonstrated responses from approximately 4 wells. Finally, the Company announced that it had received its swabbing permits for 80 of the 103 existing wells and that it had commenced swabbing operations.

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

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As of the filing date of this quarterly report on Form 10-Q, we have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt as to our ability to continue as a going concern.  We had net loss of $1,532,131 for the six months ended September 30, 2008 and a net loss of $3,251,650 for the fiscal year ended March 31, 2008 and, as of the same periods, we had an accumulated deficit of $47,782,927 and $46,250,796, respectively.  Unless we are able to obtain the funds we need to develop our properties, there can be no assurance that we will be able to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

Key Definitions

Proved reserves, as defined by the U.S. Securities and Exchange Commission, are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Valuations include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.  Prices do not include the effect of derivative instruments, if any, entered into by us.

Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas volumes expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved undeveloped reserves are those reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for re-completion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

Oil and Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful   exploration and development activities are capitalized.  Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  Management assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

Other derivatives

The Company accounts for our committed common shares in excess of the number of our authorized and unissued shares pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”  EITF 00-19, requires that we record a liability for the fair value of committed shares in excess of the authorized and unissued shares.

Committed shares are any shares on which 1) we are obligated to issue pursuant to the terms of convertible debt that we are obligated, 2) shares that we are obligated to issue pursuant to the terms of our issued and outstanding convertible preferred stock, and 3) depending on the exercise price in terms of our trading price, shares that we are obligated to issue pursuant to stock warrants and options the we granted and that are currently exercisable.

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104.  As such, revenue is recognized when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable.  Sales are recorded net of sales discounts.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, “Share- based Payment” and SFAS No. 148,  “Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123.” These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period.  The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.  The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

Net Loss per Share

The provisions of SFAS No. 128, “Earnings Per Share” (“EPS”) have been adopted.  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, and notes payable.  Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” Management is required to estimate the fair value of all financial instruments at the balance sheet date.  The carrying values of our financial instruments in the financial statements are considered in order to approximate their fair values due to the short -term nature of the instruments.

OFF-BALANCE SHEET ARRANGEMENTS

On May 27, 2008, the Company signed an agreement to sell a 50% net revenue interest the production of wells located on 2,560 acres (25%) of its Wardlaw Field to Wind Hydrogen Limited (“WHL”), a publicly-listed company on the Australian Stock Exchange (‘ASX’) for $2.5 million of which $1,500,000 has been received through November 12, 2008.  We have also received an additional $300,000 from WHL through the granting of options for phase 2 and 3, which has been recorded to offset oil and gas properties.  In addition to the participation and option monies received, the Company has recorded $105,000 of reimbursable Administrative and General expense, which are allotted for in the agreement to be reimbursed from WHL.  During the quarter ended September 30, 2008, the Company had joint interest costs of $571,345, which related to the drilling of initial wells and $197,665 was also assigned to WHL for existing wells in phase 1 acreage.  The Wardlaw lease is a 10,502 gross acre field located in Edwards County, Texas.  In addition, WHL purchased two options to expand the venture for 2,560 acres each. The WHL joint venture definitive participation agreement was completed on July 23, 2008.

RESULTS OF OPERATIONS
The following selected financial data for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 are derived from our unaudited consolidated condensed financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q and is qualified in its entirety by and should be read in conjunction with such financial statements and related notes contained therein.

	Six months ended
	September 30, 2008

	2008	2007
	(Restated) (Unaudited)
Income Data
Revenues	$72,871	$4,315
Depreciation and depletion	3,471	676
Total operating costs and expenses	1,604,254	769,402

Loss from operations	(1,531,382)	(765,087)

Income tax	-	-

Net loss	$(1,532,131)	$(521,477)

Basic and diluted loss per share	$(0.16)	$(0.08)
Weighted average
Number of shares outstanding	9,834,666	6,446,850

Oil and Gas Results

Our revenues increased $68,556, or approximately 1,589%, from $4,315 for the six months ended September 30, 2007, to $72,871 for the six months ended September 30, 2008. The Wardlaw Field in Edwards County, Texas, is producing approximately 35 barrels of oil per day.

Our total operating costs and expenses increased $834,852, or approximately 109%, from $769,402 for the six months ended September 30, 2007, to $1,604,254 for the six months ended September 30, 2008. This increase in our operating expenses was primarily attributable to an increase in production and operating costs, which mainly was maintenance and repairs, plus approximately $480,238 expense from the stock options issued during the six months ended September 30, 2008.

Our depreciation and depletion increased by $2,795, or approximately 413%, from $676 for the six months ended September 30, 2007, to $3,471 for the six months ended September 30, 2008. General and administrative expenses increased $335,895, or approximately 93%, from $361,335 for the six months ended September 30, 2007, to $697,230 for the six months ended September 30, 2008.  This increase is primarily attributable to increases in consulting, legal and audit expenses. Our option put rights expense decreased from $139,456 for the six months ended September 30, 2007, to $0 for the six months ended September 30, 2008. This decrease in our option put rights expense is attributable to the fact that the options matured on April 1, 2008.

Our loss from operations increased from $765,087 for the six months ended September 30, 2007, to $1,531,382 for the six months ended September 30, 2008. This change in our loss from operations is primarily attributable to an increase in consulting, legal and audit expenses incurred as well as stock expense associated with compensatory options awarded management and consultants as well as stock issued for services to board of directors and stock issued for retirement of debt.

Our net loss increased $1,010,654, from $521,477 for the six months ended September 30, 2007, to $1,532,131 loss for the six months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations and we do not expect that this will change in the near future.

Current liabilities decreased $3,171,921 at June 30, 2008 to $3,128,470 at September 30, 2008, a decrease of $43,451 or approximately 1%.

We have a working capital deficit of $2,169,739 at September 30, 2008 as compared to a working capital deficit of $2,873,425 at June 30, 2008, a decrease of $703,686 or approximately 24%. The decrease in our working capital deficit resulted primarily from the decrease in our current liabilities due to decreases in operating costs and the reclassification of certain general and administrative expenses that should have been capitalized in prior periods and where properly classified  during the quarter ending September 30, 2008.

Shareholders’ equity increased $269,678 from $3,127,180 at June 30, 2008, to $3,396,958 at September 30, 2008.  This increase was due to stock issuance as well as additional net loss for the quarter ended.

There was an increase of $227,471 or approximately 4% in our total assets, from $6,388,263 at June 30, 2008 to $6,615,734 at September 30, 2008.

Cash Flow

Our operations used $1,047,092 of cash in the six months ended September 30, 2008. This is primary due to a net loss of $1,532,131 adjusted for non cash expenses totaling $485,039, the majority of which pertained to the recognition of compensation expense on the granting of options and warrants and the issuance of our common stock for services.

Cash of $885,333 was used in investing activities during the six months ended September 30, 2008. In comparison, during the six months ended September 30, 2007 we used $2,699 in cash.  As of the quarter ended September 30, 2008 we paid $914,667 to the exploration and development of our oil and gas properties and equipment, and received reimbursement of $1,500,000 from WHL pursuant to the terms of our participation agreement. We also received an additional $300,000 from WHL through the granting of options in phase 2 and 3.

At September 30, 2008 we had cash on hand in the amount of $892,517 as compared to $5,463 at September 30, 2007.

During the six months ended September 30, 2008 we received $57,662 through the sale of oil produced on our Wardlaw Field at a price of $98.78 a barrel. Production costs for the six months ended September 30, 2008 increased $145,893 from the fiscal year end March 31, 2008 due to additional expenses related to the ongoing production in the field.

Our expenses are directly tied to our planned activities in the Wardlaw Field to increase production.  We anticipate that these expenses will decline once we complete these activities. We have the necessary funds to begin reworking twenty-three existing well bores, drilling three test wells, and to commence a pilot flooding program consisting of four injection wells and three producing well during the next twelve months. There can be no assurance of success, and unless production and sales of oil and gas significantly increase, we may not be able to attain profitability, or even be able to continue as a going concern.

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

In the year ending March 31, 2008 Glen Rose Petroleum Corporation’s management team assessed several of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board ("PCAOB") in the United States.

 In management's opinion, based on the assessment completed for the year ended March 31, 2008, and is still relevant for the six-month time period ending September 30, 2008, the internal controls over financial reporting are not operating effectively.  Furthermore, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly and annual financial statements due to limited personnel and a lack of segregation of duties.  Also, due to the difficulty experienced by management in applying complex accounting standards, our control environment is dependent upon a review function and the ability to recognize and obtain assistance for complex transactions, which does not exist.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

On March 17, 2008, the individual defendants filed a motion for new trial which was overruled by operation of law on April 30, 2008.  The individual defendants then timely filed a Notice of Appeal for the matter to be heard by Texas’ Tenth Court of Appeals in Waco, Texas.    On October 8, 2008, individual defendants filed a brief with the Tenth Court of Appeals.

The Company can provide no assurance that this judgment will withstand appeal or that, if upheld, the Company will ever realize the collection of money from this judgment. The Company shares in 45% of these proceeds of the collected amount in this judgment with its attorney and 50% of the net balance with the Walter Mize Estate.

UHC Petroleum Corp. v. Lone Star Production Company, Buffalo Draw Partners, LLC, and T. Grant Johnson

On August 15, 2008, UHC Petroleum Corp., a wholly-owned subsidiary of the Company, filed a lawsuit against Lone Star Production Company, Buffalo Draw Partners, LLC, and T. Grant Johnson in Edwards County, Texas for declaratory judgment, tortious interference with peaceful use and enjoyment of property, business disparagement and injurious falsehood, and tortious interference with prospective contracts and business relations.  The lawsuit alleges that Lone Star Production Company top-leased one of the Company’s Wardlaw Field leases in 2004 and in 2008 the defendants engaged in various actions that were detrimental to the Company.

Other

The Company does not have any other litigation current or contemplated. However, the Company has terminated Geoff Beatson, a former engineering consultant, and taken issue with various vendors. Any of which could result in litigation, which the Company will vigorously pursue and defend.

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

On September 18, 2008, the Company purchased the services of Porter LeVay (a public relations firm headquartered in New York City) for 100,000 Form S-8 shares and the reimbursement of out of pocket expenses.

On September 25, 2008, the Company agreed to issue 62,500 restricted common shares to its former CEO, Scott Wilson, in exchange for cancellation of 500,000 stock options and mutual releases of claims.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2008.\

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted soliciting a vote of our stockholders or informing our shareholders of a vote by our controlling shareholder through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.  We did, however, file a Preliminary Form 14C on September 24, 2008 that relates to a the proposed 200:1 reverse stock split, fractional share repurchase, and 1:200 forward stock split.  We have received comments from the Securities and Exchange Commission on the Preliminary Form 14C, but have yet to respond to those comments as of the date of this Form 10-Q filing.

ITEM 5. OTHER INFORMATION

There were no reportable events under this Item 5 during the quarterly period ended September 30, 2008.

ITEM 6.   EXHIBITS

Exhibits

3.1	Certificate of Incorporation filed in Delaware on May 22, 2008 (1)

3.3	Bylaws (2)

10.1	1995 Stock Option Plan (3)

10.2	1998 Stock Option Plan (4)

10.3	2000 Stock Option Plan (5)

10.4	2002 Consultant Equity Plan (6)

10.5	2008 Stock Option Plan (7)

31.1	Certification of Chief Executive Officer (8)

31.2	Certification of Chief Financial Officer (8)

32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act (8)

(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K Annual Report filed July 14, 2008

(2)	Incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K Annual Report filed July 14, 2008

(3)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form SB-2 Registration Statement filed May 4, 2004.

(4)	Incorporated by reference to Exhibit 99.01 the Registrant’s Form S-8 registration statement filed on September 30, 1998 as document number 333-64711.

(5)	Incorporated by reference to Exhibit 4.01 of Registrant’s Form S-8 Registration Statement filed on December 6, 2000.

(6)	Incorporated by reference to Exhibit 99-1 of Registrant’s Form S-8 Registration Statement filed on October 25, 2002.

(7)	Incorporated by reference to Exhibit 10-1 to Registrant’s Form S-8 Registration Statement filed May 30, 2008

(8)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEN ROSE PETROLEUM CORPORATION

Date: November 13, 2008	By:	/s/ Paul D. Watson
Paul D. Watson
Chief Executive Officer

Date: November 13, 2008	By:	/s/ Joseph F. Langston
Joseph F. Langston
President and Chief Financial Officer