Form 10-Q
period 2008-12-31
Glen Rose Petroleum CORP
filed 2009-02-23
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2008.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

Commission File No. 001-10179

Glen Rose Petroleum Corporation
 (Exact name of registrant as specified in charter)

Delaware	87-0372826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

[    ] Large accelerated filer                                                                                               [    ] Accelerated filer
[    ] Non-accelerated filer (Do not check if a smaller reporting company)               [ X ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[    ] Yes  [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 19, 2009, the Company had 10,662,354 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$26,694	$65,769
Accounts receivable	47,644	2,081
Short term notes receivable	76,089	-
Inventory	9,844	79,241
Prepaid expenses	7,346	8,575
Total current assets	167,617	155,666

Security deposits	250	-
Total other assets	250	-

UNPROVED OIL AND GAS PROPERTIES, accounted for using the full cost method	5,772,500	5,915,184

PROPERTY AND EQUIPMENT, at cost Equipment, furniture and fixtures	153,347	2,699
Other property and equipment	38,838	-
Vehicles	41,281	6,752

Less accumulated depreciation	(13,275)	(5,817)

TOTAL ASSETS	$6,160,558	$6,074,484

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

	December 31, 2008	March 31, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$562,655	$378,551
Accrued expenses	-	343,750
Advances on joint participation agreement	95,979	-
Accrued put option liability	2,147,770	2,147,770
Total current liabilities	2,806,404	2,870,071

LONG-TERM LIABILITIES
Asset retirement obligation	91,650	87,918
Total liabilities	2,898,054	2,957,989

SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 125,000,000 shares authorized; 10,662,354 and 9,424,214 shares issued and outstanding, respectively	10,662	9,424
Receivable from related party for common stock	(50,000)	-
Additional paid-in capital	51,629,456	49,357,867
Accumulated deficit	(48,327,614)	(46,250,796)
Total shareholders’ equity	3,262,504	3,116,495

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,160,558	$6,074,484

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED December 31,		NINE MONTHS ENDED December 31,
	2008	2007	2008	2007
		(Restated)		(Restated)
OPERATING REVENUES
Oil and gas sales	$23,932	$24,311	$96,803	$26,266
TOTAL OPERATING REVENUES	23,932	24,311	96,803	26,266

OPERATING COSTS AND EXPENSES
Production and operating	43,457	21,672	88,988	82,351
Impairment of oil and gas properties	130,329	-	130,329	-
Depreciation and depletion	4,871	338	8,342	1,014
Accretion of asset retirement obligation	1,244	1,244	3,732	3,732
General and administrative	139,287	1,636,778	849,232	1,998,113
Bad debt expense	-	41,406	-	243,814
Stock compensation expense	410,334	-	1,093,339	-
Put option expense	-	69,728	-	209,184
TOTAL OPERATING COSTS AND EXPENSES	729,522	1,771,166	2,173,962	2,538,208

LOSS FROM OPERATIONS	(705,590)	(1,746,855)	(2,077,159)	(2,511,942)

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	-	-	-	-
Gain (Loss) on sale of investments	-	-	(749)	303,155
Gain on sale of property and equipment	-	5,000	-	13,351
Interest income	1,089	-	1,089	-
Interest expense	-	(2,221)	-	(70,117)
Gain (Loss) before income tax	(704,501)	(1,744,076)	(2,076,819)	(2,265,553))

INCOME TAX BENEFIT	-	-	-	-

NET INCOME (LOSS)	$(704,501)	$(1,744,076)	$(2,076,819)	$(2,265,553))

Income (Loss) per share (basic)	$(0.07)	$(0.26)	$(0.21)	$(0.35)

Weighted average number of shares (basic)	10,621,562	6,778,886	9,841,345	6,557,931

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED December 31,
	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,076,819)	$(2,265,553)
Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment loss	130,329	-
Depreciation and depletion	7,908	1,014
Accretion of asset retirement obligation	3,732	3,732
Gain on sale of investments	-	(303,155)
Gain on sale of property and equipment	-	(13,351)
Stock base compensation	1,093,339	1,519,242
Put option expense	-	209,184
Changes in assets and liabilities:
Accounts receivable	(45,562)	355,614
Short term note receivable	(76,089)	-
Inventory	69,397	(5,784)
Other current assets	979	22,193
Accounts payable and accrued expenses	399,844	(875,568)
Net cash used in operating activities	(492,942)	(1,352,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(1,692,117)	-
Advances on joint participation agreement	1,800,000	-
Additions to equipment	(224,016)	(8,751)
Net cash (used in) and provided by investing activities	(116,133)	(8,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, related party	-	153,218
Issuance of common stock	570,000	504,360
Payments on note payable, related party	-	(331,989)
Net cash provided by financing activities	570,000	325,589

(Decrease) increase in cash	(39,075)	(1,035,594)

Cash at beginning of period	65,769	1,671,672

Cash at end of period	$26,694	$636,078

Non-cash Investing and Financing Activities
Investment applied to note payable and accrued interest-related party	-	2,130,155
Proceeds from sale of equipment applied to accounts payable-related party	-	94,030
Conversion of debt to equity	238,581	361,464
Receivable from related party for common stock	(50,000)	-

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting.  These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP").  Operating results for the three months and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the year ended March 31, 2008.

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

We prepared our financial statements on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit which raises substantial doubt as to its ability to continue as a going concern. The Company had a net loss of $2,076,819 for the nine months ended December 31, 2008 and a net loss of $3,251,650 for the fiscal year ended March 31, 2008 and, as of the same periods, the Company had an accumulated deficit of $48,327,614 and $46,250,796 respectively.  There can be no assurance that the Company will be able to continue to obtain the financing it needs to develop its properties and fund daily operations, thus alleviating doubt as to the Company’s ability to continue as a going concern.

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

F-5-1

after November 15, 2008. The Company will adopt SFAS 161 in the first quarter of 2009 and currently expect such adoption to have no impact on its results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The Company will adopt FSP 142-3 in the first quarter of 2009 and currently expect such adoption to have no impact on its results of operations, financial position, or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on its results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is effective for the Company in the first quarter of 2009. The Company is currently assessing the impact of EITF 03-6-1, but does not expect that such adoption will have a material effect on its results of operations, financial position, or cash flows.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

On December 29, 2008, the SEC adopted substantial revisions to Regulation SK and Regulation SX (See SEC Release No. 33-8995, December 31, 2008) relating to reporting of oil and gas reserves.  Those revisions are effective January 1, 2010, and have no current effect on the Company’s current reserve valuations.  The Company is not presenting any supplemental alternative reserve valuations stated using the new reserve valuation requirements that are effective January 1, 2010.

F-5-2

NOTE 3 – INVENTORY

Inventory consists of oil in tanks of $9,844 and $79,241 at December 31, 2008 and March 31, 2008, respectively.

Inventory is valued at the lower of cost to produce the oil or the current available sales price.

NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE

We base our earnings (loss) per share of common stock on the weighted average number of shares outstanding during the nine months ended December 31, 2008 and December 31, 2007.  We have not presented our diluted earnings per share, that is the diluted earnings (loss) per common share computed assuming the issuance of all dilutive potential common shares. Because we suffered losses in both periods, we would show a diminished loss per share on a fully-diluted basis which would not be helpful in evaluating the Company’s performance.

The following is a summary of potentially dilutive securities excluded from the calculation of diluted earnings (loss) per share.

	Nine Months Ended December 31,

	2008	2007

Stock Options	2,200,000	1,725,000
Warrants	21,806,420	5,085,334

	24,006,420	6,810,334

NOTE 5– STOCK OPTIONS

The following table summarizes pertinent information with regard to our stock option plans for the nine months ended December 31, 2008:
		Weighted Average
	Option and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2008	1,895,000	$1.37
Granted	805,000	.97
Exercised	-	-
Forfeited	-	-
Cancelled	(500,000)	(1.05)
Expired	-	-

Outstanding at December 31, 2008	2,200,000	$1.31

Exercisable at December 31, 2008	2,000,000	$1.33

F-5-3

The weighted average contractual life of options outstanding at December 31, 2008 was 1.30 years. The weighted average contractual life of exercisable options was 1.19 years at December 31, 2008.  The weighted average grant date fair value for options granted was $1.19 for the nine months ending December 31, 2008.

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

On June 30, 2008 the Board of Directors amended the compensation for Directors.  They approved that each director could choose, calendar quarterly, their form of compensation.  Each director has the option each month of either receiving $5,000 of common stock or options to purchase 5,000 shares of common stock. at a price of the closing average bid price for the previous ended quarter.  The previous agreement provided for 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month.

The Company granted options to purchase 5,000 shares to the Company’s Directors at the end of each month during the quarter ended September 30, 2008 for and in consideration of services provided to the Company.  The options to purchase 15,000 shares of common stock were issued at a weighted average exercise price of $.99 per share for a term of three years. The Company recognized compensation expense of $730 on the issuance of these stock options.

The Company granted options to purchase 5,000 shares to the Company’s Directors at the end of each month during the quarter ended December 31, 2008 for and in consideration of services provided to the Company.  The options to purchase 15,000 shares of common stock were issued at a weighted average exercise price of $0.97 per share for a term of three years. The Company recognized compensation expense of $2,313 on the issuance of these stock options.

NOTE 6 – ISSUANCE OF COMMON STOCK

On December 31, 2008, the Company issued 61,830 shares of common stock to certain Board of Directors as compensation for their services rendered for the quarter.  The shares were valued at $21,758 which was charged to operations.

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

The definitive agreement for this transaction was signed on July 22, 2008.   The Company has received $1.5 million toward the participation financing of Phase 1, along with option payments of $150,000 each for Phases 2 and 3.  In addition to the participation and option monies received, the Company has recorded $210,000 of non-refundable Administrative and General Expense reimbursements, which are allotted for in the agreement to be reimbursed from WHL.  During the quarter ended September 30, 2008, the Company assigned $197,655 to WHL for existing wells in

F-5-4

phase 1 acreage. During the quarter ended December 31, 2008, the Company had joint interest costs of $1,194,021, which related to the drilling of initial wells.

In addition, WHL invested $157,500 in late June 2008 as private placement financing, with the effective date of the approved private placement as of June 2, 2008.

As of December 31, 2008, WHL had failed to fund the $1,000,000 cash call issued by the Company on November 7, 2008. This failure is a material breach under the Participation Agreement, and the Company plans that WHL will no longer provide additional funding. This situation is addressed in the Non Consent provisions of the Participation Agreement. For this reason, the Company has slowed development activity at the Wardlaw field.

The Participation Agreement required that WHL pay 100% of the drilling costs, up to $2.5 million, for a 50% working interest in the first 2,546 acres (Phase 1). After funding $1.5 million and participating in the drilling of three wells, WHL was unable to meet financial requirements under the Participation Agreement. The Company provided WHL two one month extensions. Consequently, their failure to fund the balance of their required installment has now triggered the termination of the agreement effective January 31, 2009. WHL remains a shareholder and it is the Company’s intent to continue operations under the non consent penalties of the Participation Agreement, which afford the Company a 500% penalty.

NOTE 8 – SUBSEQUENT EVENTS

As indicated in note 7 WHL Energy Limited (“WHL”) failed to fund the balance of their required installement and the company terminated the Participation Agreement on January 31, 2009.

On January 28, 2009, the Company entered into an agreement with its majority shareholder, Blackwood Ventures LLC, for a $250,000 convertible debenture. This debenture is at 8% interest, per annum, payable in kind. This debenture is convertible into common stock of the Company at a 5% premium to the bid price on the first trading date of each calendar quarter commencing April 1, 2009. This financing will allow the Company to pay its undisputed payables, and to possibly drill four additional wells and obtain another swabbing unit.

As further stated in the Management Discussion and Analysis section of this report, on November 12, 2008, December 9, 2008, and January 30, 2009, the Company loaned funds to Bowie Operating Company, some of which have been repaid, in a related-party transaction, These loans are unsecured and bear interest at 18%, due on or before March 31, 2009. As of February 13, 2009, the total amount due from Bowie Operating Company is $ 100,000, plus interest.

F-5-5

NOTE 9 – RESTATEMENT OF PRIOR PERIODS FINANCIAL STATEMENTS

The Company has restated its financial statements as of and for the nine months ended December 31, 2007.

The impact of such statement to the financial statements at December 31, 2007 is:

	As of December 31, 2007
	As Originally
	Presented	Adjustments		As Restated
Consolidated Condensed Statement of Operations
Total current assets	$298,233		$-	$298,233
Total assets	6,223,378		-	6,223,378
Total current liabilities	3,432,158		-	3,432,158
Total liabilities	3,518,832		-	3,518,832
Accumulated deficit	(43,483,989)	1	) 1,780,710	(45,264,699)
Total stockholder's liabilities	$2,704,546			$2,704,546

	For Nine Months Ended
	December 31, 2007
	As Originally
	Presented	Adjustments		As Restated
Consolidated Condensed Statement of Operations
Total revenue	$26,266		$-	$26,266
Total operating costs and expenses	2,538,208		-	2,538,208
Loss from operations	(2,511,942)			(2,511,942)
Net income (loss)	(484,843)	1	) 1,780,710	(2,265,553)
Net income (loss) per share:
Basic and Diluted	$(0.07)		$(0.28)	$(0.35)

1) To reclass previously reported gain on forgiveness of debt from a related party to equity.

The Company has restated its financial statements as of and for the six months ended September 30, 2008.  The restatement was made primarily to reclass certain lease operating expenses that should have been capitalized.

The impact of such restatement to the financial statements as of September 30, 2008 is:

	As of September 31, 2008
	As Originally
	Presented	Adjustments		As Restated
Consolidated Condensed Statement of Operations
Total current assets	$958,731		$-	$958,731
Total assets	6,615,734	1	) 1,780,710	6,794,337
Total current liabilities	3,128,470	1	) 18,789	3,147,259
Total liabilities	3,218,876	1	) 18,789	3,237,665
Accumulated deficit	(47,782,927)	1	) 159,814	(47,623,113)
Total stockholder's equity	$3,396,858	$1	) 159,814	$3,556,672

F-5-6

	For Six Months Ended
	September 30, 2008
	As Originally
	Presented	Adjustments		As Restated
Consolidated Condensed Statement of Operations
Total revenue	$72,871		$-	$72,871
Total operating costs and expenses	1,604,254	1	) (159,814)	1,444,440
Loss from operations	(1,531,382)	1	) 159,814	(1,371,568)
Net income (loss)	(1,532,131)	1	) 159,814	(1,372,317)
Net income (loss) per share:
Basic and Diluted	$(0.16)			$(0.14)

1) To reclassify amounts that were reported as lease operating expenses that should have been reported as capital assets.  The liabilities were affected due to reclassification of payables.  The Company reviewed costs which were charged to operations as lease operating expenses and determined that these expenses should have been capitalized as development cost.  This restatement is being made to reflect the proper treatment of these costs.

  F-5-7

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

OVERVIEW

Glen Rose Petroleum Corporation (“The Company”) was incorporated in Delaware on May 22, 2008. It was formed for the sole purpose of merging with United Heritage Corporation (“UHC”), which was incorporated in Utah in 1982. After the merger, the Company became the surviving entity and assumed all of UCH’s assets, liabilities and operations.
Through our subsidiary, UHC Petroleum Corporation, we operate the Wardlaw Field, located approximately 28 miles west of Rocksprings in Edwards County, Texas. The Wardlaw Field lies in the southeast portion of the Val Verde Basin with oil production from the field coming from the Glen Rose formation at a depth of less than 600 feet. The leaseholds consist of approximately 10,502 gross acres of which approximately 10,360 gross acres are undeveloped. The leaseholds include 103 wellbores. Of these wells, approximately 44 are currently capable of producing. We are in the process of evaluating the remaining wells. UHC Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2013.

Much of our production comes from swabbing operations. Our swabbing unit was down for repairs between November 21, 2008 and January 7, 2009, thus adversely affecting our oil production.  During the same period we also were required to undertake repairs on our thermal pulse unit, which also adversely affected production for the quarter.  Both pieces of equipment are currently operational as of the filing date of this Form 10-Q.

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

On June 12, 2008, WHL purchased 150,000 shares at $1.05 per share for $157,500. This increased cash and Shareholders’ Equity.

On July 3, 2008, approximately 54% of the holders of the Lothian Put Option of $2,147,770 as recorded in the balance sheet elected to convert to common stock shares of the Company at a price of $0.75 per share. This reduced that current liability by $1,166,669.  At the same time, approximately 41% of the Lothian Put Option holders elected to extend their options until December 31, 2009. The effect is to reduce the short term liability and create a long term liability for the same amount of $870,835.  One unit holder did not make an election during the polling period. Therefore, approximately 5% of the Lothian Put Option liability will remain as a current liability for the amount of $110,268.  These transactions have not closed, and are contingent upon the completion of the definitive agreements.

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

As of December 31, 2008, WHL had failed to fund the $1,000,000 cash call issued by the Company on November 7, 2008. This failure is a material breach under the Participation Agreement, and the Company plans that WHL will no longer provide additional funding. This situation is addressed in the Non Consent provisions of the Participation Agreement. For this reason, the Company has slowed its develop activity at the Wardlaw field.

As a result of the WHL not funding the $1.5 million remaining on their agreement to fund Phase 1, the Company has not pursued meaningful activities since early December. This is a difficult financial period. Our common stock price has fallen, access to capital has been significantly restricted, and the recent more than steep decline in crude oil prices has adversely affected current revenue and capital efforts.  Although we obtained an average price of $70.19 per barrel of crude oil for the quarter covered by this report, since then, the price of crude oil has dropped to approximately half that number.  The Company is in discussions with several companies and individuals about a corporate financing, merger or acquisitions. To date, there is no signed agreement among the parties, and there are no assurances that these discussions will result in an acceptable agreement among the parties.

Bowie Operating Company (“Bowie”) is an oil and gas operating company registered as an operator with the Texas Railroad Commission.  It is majority-owned by Enhanced Oil Recovery (USA), Inc., a Delaware corporation that was formed in May 2008 that is majority-owned by Blackriver Petroleum LLC, a New York corporation, which, in turn, is majority-owned by Blackwood Ventures, LLC, the Company’s majority shareholder.  Joseph F. “Chip” Langston, the president and chief financial officer of the Company also serves as the president of both Bowie Operating Company and Enhanced Oil Recovery USA, LLC.  Transactions with Bowie should be considered related-party transactions.  All transactions with Bowie were approved and signed by the chair of the Company’s audit committee, Paul Hickey, an independent director.  Mr. Langston signed and authorized transactions on behalf of Bowie.

On November 13, 2008, the Company loaned Bowie $50,000. This loan is interest bearing at 12%, due on or before January 31, 2009, or the release of the security which is a $52,000 Certificate of Deposit at the Western National Bank of Dallas. The Certificate of Deposit matured on January 19, and Bowie repaid $20,000. The remaining balance of $30,000, plus interest, is currently unsecured and is due on or before March 31, 2009.

On December 9, 2008, the Company loaned Bowie Operating Company $25,000. This loan is interest bearing at 18%, due on or before March 31, 2009, and is not secured.

On January 28, 2009, the Company entered into an agreement with its majority shareholder, Blackwood Ventures LLC, for a $250,000 convertible debenture. This debenture is at 8% interest, per annum, payable in kind. This debenture is convertible into common stock of the Company at a 5% premium to the bid price on the first trading date of each calendar quarter commencing April 1, 2009. This financing will allow the Company to pay its undisputed payables, and to possibly drill four additional wells and obtain another swabbing unit.

On January 30, 2009, the Company loaned Bowie Operating Company $45,000. This loan is interest bearing at 18%, due on or before March 31, 2009.

On January 31, 2009, the Company terminated its participation agreement with WHL due to WHL’s failure to pay funds.

As of February 13, 2009, the total amount due from Bowie Operating Company is $ 100,000, plus interest.

There is no assurance of further financing, and the Company would not be cash flow positive from operations without further assistance. Consequently, without further outside capital the Company would not be viable as a going concern.

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

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As of the filing date of this quarterly report on Form 10-Q, we have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt as to our ability to continue as a going concern.  We had net loss of $2,076,819 for the nine months ended December 31, 2008 and a net loss of $3,251,650 for the fiscal year ended March 31, 2008 and, as of the same periods, we had an accumulated deficit of $48,327,614 and $46,250,796, respectively.  Unless we are able to obtain the funds we need to develop our properties, there can be no assurance that we will be able to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

On May 27, 2008, the Company signed an agreement to sell a 50% net revenue interest the production of wells located on 2,560 acres (25%) of its Wardlaw Field to Wind Hydrogen Limited (“WHL”), a publicly-listed company on the Australian Stock Exchange (‘ASX’) for $2.5 million of which $1,500,000 has been received through November 12, 2008.  We have also received an additional $300,000 from WHL through the granting of options for phase 2 and 3, which has been recorded to offset oil and gas properties.  In addition to the participation and option monies received, the Company has recorded $210,000 of non-refundable Administrative and General Expense reimbursements, which are allotted for in the agreement to be reimbursed from WHL. During the quarter ended September 30, 2008, the Company assigned $197,655 to WHL for existing wells in phase 1 acreage.  During the quarter ended December 31, 2008, the Company had joint interest costs of $1,194,021, which related to the drilling of initial wells and $197,665 was also assigned to WHL for existing wells in phase 1 acreage.  The Wardlaw lease is a 10,502 gross acre field located in Edwards County, Texas.  In addition, WHL purchased two options to expand the venture for 2,560 acres each. The WHL joint venture definitive participation agreement was completed on July 23, 2008.

As of December 31, 2008, WHL had failed to fund the $1,000,000 cash call issued by the Company on November 7, 2008. This failure is a material breach under the Participation Agreement, and the Company plans that WHL will no longer provide additional funding. This situation is addressed in the non consent provisions of the Participation Agreement. For this reason, the Company has slowed its develop activity at the Wardlaw field.

The Company has terminated its Participation Agreement with WHL Energy Limited (``WHL'') a publicly-listed company on the Australian Stock Exchange (‘ASX’) on January 31,2009. The Participation Agreement signed in July 2008, required that WHL pay 100% of the drilling costs, up to $2.5 million, for a 50% working interest in the first

2,546 acres (Phase 1). After funding $1.5 million and participating in the drilling of three wells, WHL was unable to meet financial requirements under the Participation Agreement. The Company provided WHL two one month extensions. Consequently, their failure to fund the balance of their required installment has now triggered the termination of the agreement effective January 31, 2009. WHL remains a shareholder and it is the Company’s intent to continue operations under the non-consent penalties of the Participation Agreement, which afford the Company a 500% penalty.

RESULTS OF OPERATIONS
The following selected financial data for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 are derived from our unaudited consolidated condensed financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q and is qualified in its entirety by and should be read in conjunction with such financial statements and related notes contained therein.

	Nine months ended
	December 31, 2008 (Unaudited)

	2008	2007
		(Restated)
Income Data
Revenues	$96,803	$26,266
Depreciation and depletion	8,342	1,014
Total operating costs and expenses	2,173,962	2,538,208

Loss from operations	(2,077,159)	(2,511,942)

Income tax	-	-

Net loss	$(2,076,819)	$(2,265,553)

Basic and diluted loss per share	$(0.21)	$(0.35)
Weighted average:
Number of shares outstanding	9,841,345	6,557,931

Oil and Gas Results

Our revenues increased $70,357, or approximately 269%, from $26,266 for the nine months ended December 31, 2007 to $96,803 for the nine months ended December 31, 2008. The Wardlaw Field in Edwards County, Texas, is producing approximately 55 barrels of oil per day.

Our total operating costs and expenses decreased $364,246, or approximately 14%, from $2,538,208 for the nine months ended December 31, 2007, to $2,173,962 for the nine months ended December 31, 2008. This decrease in our operating expenses was primarily attributable to decreases in spending on maintenance and repairs and legal expenses.

Our depreciation and depletion increased by $7,328, or approximately 723%, from $1,014 for the nine months ended December 31, 2007, to $8,342 for the nine months ended December 31, 2008. General and administrative expenses decreased $1,148,881, or approximately 57%, from $1,998,113 for the nine months ended December 31, 2007, to $849,232 for the nine months ended December 31, 2008.  This decrease is primarily attributable to decreases in consulting, legal and audit expenses. Our option put rights expense decreased from $209,184 for the nine months ended December 31, 2007, to $0 for the nine months ended December 31, 2008. This decrease in our option put rights expense is attributable to the fact that the options matured on April 1, 2008.

Our loss from operations decreased from $2,511,942 for the nine months ended December 31, 2007, to $2,077,159 for the nine months ended December 31, 2008. This change in our loss from operations is primarily attributable to a decrease in consulting, legal and audit expenses incurred as well as decreased stock expense associated with compensatory options awarded management and consultants.

Our net loss decreased $188,734, from $2,265,553 for the nine months ended December 31, 2007, to $2,076,819 loss for the nine months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations and we do not expect that this will change in the near future.

Current liabilities decreased $3,171,921at June 30, 2008 to $2,806,404 at December 31, 2008, a decrease of $365,517 or approximately 12%.

We have a working capital deficit of $2,638,787 at December 31, 2008 as compared to a working capital deficit of $2,873,425 at June 30, 2008, a decrease of $234,638 or approximately 8%. The decrease in our working capital deficit resulted primarily from the decrease in our current liabilities due to decreases in operating costs and the reclassification of certain general and administrative expenses that should have been capitalized in prior periods and where properly classified  during the quarter ending December 31, 2008.

Shareholders’ equity increased $135,324 from $3,127,180 at June 30, 2008, to $3,262,504 at December 31, 2008.  This increase was due to stock issuance as well as additional net loss for the quarter ended.

There was a decrease of $227,705 or approximately 4% in our total assets, from $6,388,263 at June 30, 2008 to $6,160,558 at December 31, 2008.

Cash Flow

Our operations used $492,942 of cash in the nine months ended December 31, 2008. This is primary due to a net loss of $2,076,819 adjusted for non cash expenses totaling $416,449, the majority of which pertained to the recognition of compensation expense on the granting of options and warrants and the issuance of our common stock for services.

Cash of $116,133 was used in investing activities during the nine months ended December 31, 2008. In comparison, during the nine months ended December 31, 2007 we used $8,751 in cash.  As of the quarter ended December 31, 2008 we paid $1,916,133 to the exploration and development of our oil and gas properties and equipment, and received reimbursement of $1,500,000 from WHL pursuant to the terms of our participation agreement. We also received an additional $300,000 from WHL through the granting of options in phase 2 and 3.

At December 31, 2008 we had cash on hand in the amount of $26,694 as compared to $636,078 at December 31, 2007.

During the nine months ended December 31, 2008 we received $96,803 through the sale of oil produced on our Wardlaw Field at a price of $70.19 a barrel. Production costs for the nine months ended December 31, 2008 increased $16,822 from the fiscal year end March 31, 2008 due to additional expenses related to the ongoing production in the field.

Our expenses are directly tied to our planned activities in the Wardlaw Field to increase production.  We anticipate that these expenses will decline once we complete these activities. We do not have the necessary funds to begin reworking twenty-three existing well bores, drilling three test wells, and to commence a pilot flooding program consisting of four injection wells and three producing well during the next twelve months. There can be no assurance of success, and unless production and sales of oil and gas significantly increase, we may not be able to attain profitability, or even be able to continue as a going concern.

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

There have been no material changes in internal control over financial reporting during the third quarter that could materially affect or is reasonably likely to affect our internal control over financial reporting.

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

 In management's opinion, based on the assessment completed for the year ended March 31, 2008, and is still relevant for the nine-month time period ending December 31, 2008, the internal controls over financial reporting are not operating effectively.  Furthermore, management determined that a potential weakness existed in the processes, procedures and controls related to the preparation of our quarterly and annual financial statements due to limited personnel and a lack of segregation of duties.

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

On March 17, 2008, the individual defendants filed a motion for new trial which was overruled by operation of law on April 30, 2008.  The individual defendants then timely filed a Notice of Appeal for the matter to be heard by Texas’ Tenth Court of Appeals in Waco, Texas.    On October 8, 2008, individual defendants filed a brief with the Tenth Court of Appeals.  On January 14, 2009, the Company filed its brief in this matter.  The defendants filed a reply brief on February 5, 2009.  Also, a Baylor Law School professor filed an amicus letter with the Court on February 3, 2009 and the Company filed a motion to strike this letter for non-compliance with appellate procedure rules on February 11, 2009.

The Company can provide no assurance that this judgment will withstand appeal or that, if upheld the Company will ever realize the collection of money from this judgment. The Company shares in 45% of these proceeds of the collected amount in this judgment with its attorney and 50% of the net balance with the Walter Mize Estate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2008 the Board of Directors amended the compensation for Directors.  They approved that each director could choose, calendar quarterly, their form of compensation.  Each director has the option each month of either receiving $5,000 of common stock or options to purchase 5,000 shares of common stock. at a price of the closing average bid price for the previous ended quarter.

During the period covered by this report, the Company accrued a liability to issue 61,831 unregistered shares to the following directors, Ted Williams, Paul Hickey, Paul Watson, and Joseph F. “Chip” Langston, pursuant to this directors’ option to receive unregistered shares as compensation.  These shares have not yet been issued.  The Company issued no shares during the reporting period relating to the execution of compensatory options issued to the directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted soliciting a vote of our stockholders or informing our shareholders of a vote by our controlling shareholder through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.  We did, however, file a Preliminary Form 14C on September 24, 2008 that relates to a the proposed 200:1 reverse stock split, fractional share repurchase, and 1:200 forward stock split.  We have received comments from the Securities and Exchange Commission on the Preliminary Form 14C, but have yet to respond to those comments as of the date of this Form 10-Q filing.

ITEM 5. OTHER INFORMATION

There were no reportable events under this Item 5 during the quarterly period ended December 31, 2008.

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

GLEN ROSE PETROLEUM CORPORATION

Date: February 19, 2009	By:	/s/ Paul D. Watson
Paul D. Watson
Chief Executive Officer

Date: February 19, 2009	By:	/s/ Joseph F. Langston
Joseph F. Langston
President and Chief Financial Officer