Form 10-Q/A
period 2008-06-30
Glen Rose Petroleum CORP
filed 2009-04-09
CIK 354567

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes☐ No

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
☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock outstanding as of April 7, 2009 was 10,662,354.

       As of April 7, 2009, the Company’s shares had a closing bid price of $. 021 and yielding a total market capitalization of $223,909.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the Securities and Exchange Commission ("SEC") on August 15, 2008 (the "Original Quarterly Report"). This amendment revises the disclosure of internal controls and disclosure Controls in Item 8A, and revises Exhibit 31.1, Section 302 Certification for Paul Watson, Exhibit 31.2, Section 302 Certification for Joseph F. Langston,

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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

There have been no changes in internal control over financial reporting during the first quarter that could materially affect or is reasonably likely to materially affect our internal control over financial reporting.

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

GLEN ROSE PETROLEUM CORPORATION

Date: April 7, 2009	By:	/s/ Paul D. Watson
Paul D. Watson
Chief Executive Officer

Date: April 7, 2009	By:	/s/ Joseph F. Langston
Joseph F. Langston
President and Chief Financial Officer