Form 10-Q/A
period 2008-09-30
Glen Rose Petroleum CORP
filed 2009-04-09
CIK 354567

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed with the Securities and Exchange Commission ("SEC") on November 13, 2008 (the "Original Quarterly Report"). This amendment revises the disclosure of internal controls and disclosure Controls in Item 8A, and revises Exhibit 31.1, Section 302 Certification for Paul Watson, Exhibit 31.2, Section 302 Certification for Joseph F. Langston,

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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

EXHIBITS

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEN ROSE PETROLEUM CORPORATION

Date: April 7, 2009	By:	/s/ Paul D. Watson
Paul D. Watson
Chief Executive Officer

Date: April 7, 2009	By:	/s/ Joseph F. Langston
Joseph F. Langston
President and Chief Financial Officer