Form 10-K/A
period 2008-03-31
Glen Rose Petroleum CORP
filed 2009-04-16
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Number of Shares of Common Stock outstanding as of April 7, 2009 was 10,662,354.

       As of April 7, 2009, the Company’s shares had a closing bid price of $. 021 and yielding a total market capitalization of $223,909.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company's Quarterly Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission ("SEC") on July 14, 2008 (the "Original Annual Report"). This amendment revises the disclosure of internal controls and disclosure Controls in Item 8A, and revises Exhibit 31.1, Section 302 Certification for Paul Watson, Exhibit 31.2, Section 302 Certification for Joseph F. Langston,

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

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

There have been no changes in internal control over financial reporting during the fourth quarter that could materially affect or is reasonably likely to affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting and Disclosure Controls and Procedures

Glen Rose Petroleum Corporation’s management is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Disclosure Controls and Procedures as such term is defined in Exchange Act Rule 13a-15(e) . Because of its inherent limitations, internal control over financial reporting and disclosure controls and procedures may not prevent or detect misstatements.

In the year ending March 31, 2008 Glen Rose Petroleum Corporation’s management team conducted tests of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board ("PCAOB") in the United States. In accordance with these standards, management assessed and tested, on a sample basis, Glen Rose Petroleum Corporation’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control - Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). It is management's opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of the internal control over financial reporting.

In the year ending March 31, 2008, Glen Rose Petroleum Corporation’s management team conducted tests of its disclosure control and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 In management's opinion, based on the assessment completed for the year ended March 31, 2008, and as of March 31, 2008, the internal controls over financial reporting are not operating effectively.  Further, in management’s opinion, based on the assessment completed for the year ended March 31, 2008, and as of March 31, 2008, the disclosure controls and procedures are not operating effectively.

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

Other than as described above, there were no changes in our internal controls, disclosure controls or procedures or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

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

Date: April 7, 2009	GLEN ROSE PETROLEUM CORPORATION

	By:	/s/ Joseph F. (“Chip”) Langston
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
Chairman, Chief Executive Officer and Director

/s/ Joseph F. (“Chip”) Langston
Jospeh F. (“Chip”) Langston
President, Secretary, and Chief Financial Officer (Principal Accounting Officer) and Director

/s/ Franz Skryanz
Franz Skryanz
Director

/s/ Ted Williams
Ted Williams
Director

/s/ Paul K. Hickey
Paul K. Hickey
Director

EXHIBIT INDEX

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)