Form 10-K
period 2009-03-31
Glen Rose Petroleum CORP
filed 2009-07-13
CIK 354567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)
✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________
Commission File Number 0-10707

———————

Glen Rose Petroleum Corporation

(Exact name of registrant as specified in its charter)

———————

Delaware	87-0372864
(State or Incorporation)	(I.R.S. Employer Identification No.)
Suite 200, 4925 Greenville Avenue, Dallas, Texas 75206
(Address of Principal Executive Offices)

(860) 683-2005
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑

As of March 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $446,390 based on the closing price as reported on the Nasdaq Capital Market.

Number of Shares of Common Stock outstanding as of March 31, 2009 was 10,816,200.

As of July 9, 2009, the Company’s shares had a closing bid price of $.16 and a total market capitalization of $ 1,730,592.

DOCUMENTS INCORPORATED BY REFERENCE

(To The Extent Indicated Herein)

Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission no later than August 14, 2008.

CONTENTS

Page

Forward-Looking Statements

4

PART I

Item 1.

Business

5

Item 2.

Properties

11

Item 3.

Legal Proceedings

11

Item 4.

Submission of Matters to a Vote of Security Holders

12

PART II

Item 5.

Market for Registrant’s Common Equity and Related Shareholder Matters

13

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

14

Item 7.

Financial Statements

22

Item 8.

Changes In and Disagreements With Accountants on Accounting
and Financial Disclosure

22

Item 8A.

Controls and Procedures

22

Item 8B.

Other Information

23

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

24

Item 10.

Executive Compensation

26

Item 11.

Security Ownership of Certain Beneficial Owners and Management

29

Item 12.

Certain Relationships and Related Transactions

30

Item 13.

Exhibits

30

Item 14.

Principal Accountant Fees and Services

31

Signatures

32

Index To Consolidated Financial Statements

F-1

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

Glen Rose owns UHC Petroleum Corporation (“Petroleum”), a Texas corporation, and licensed operator with the Texas Railroad Commission. Petroleum is an independent producer of natural gas and crude oil based in Dallas, Texas. Petroleum operates the Wardlaw Field, located approximately 28 miles west of Rocksprings in Edwards County, Texas. The Wardlaw Field lies in the southeast portion of the Val Verde Basin with oil production from the field coming from the Glen Rose formation at a depth of less than 600 feet. The leaseholds consist of approximately 10,502 gross acres of which approximately 10,000 gross acres are undeveloped. The leaseholds include 103 wellbores. Of these wells, approximately 90 are currently capable of producing. With one swabbing unit, we are daily producing 44 wells. We are in the process of evaluating the remaining wells. Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2014.

We produce a raw commodity. Currently one purchaser buys 100% of our production; but we believe that other purchasers are available for our production. Our customer risk primarily stems from the purchaser’s solvency relating to outstanding balances. The purchaser has historically timely paid and we have no information that would indicate that it would be unable to continue paying in the future.

We have no patents, trademarks, material license agreements, franchises, or labor contracts.

In addition to Petroleum, Glen Rose also owns, UHC Petroleum Services Corporation (“Services”) a Texas corporation. Our other subsidiaries are UHC New Mexico Corporation, a New Mexico corporation, and National Heritage Sales Corporation, a Texas corporation. UHC New Mexico Corporation and National Heritage Sales Corporation have not operated for a number of years, and the Company plans to wind up these corporations in the coming year.

Material Events during the Fiscal Year

On May 23, 2008, by the way of a 14C our shareholders’ approved a private placement in accredited investors in which a total of 400,000 shares of our common stock at a price of $0.75 per share were issued for gross proceeds of $300,000. The Company also approved the issuance of a note receivable to Joseph Langston, its CFO and President, in which a total of 66,667 shares of our common stock at a price of $0.75 per share were issued for a $50,000 long term notes receivable.

On May 27, 2008, Petroleum signed a letter of intent (“LOI”) to sell for $2.5 million a 50% interest in 2,560 acres (25%) of its Wardlaw Field to Wind Hydrogen Limited (“WHL”), a company listed on the Australian Stock Exchange (“ASX”).  On July 23, 2008, Petroleum entered into a definitive agreement relating to the transaction referenced in the LOI.  In addition to the initial purchase, WHL also purchased two options for 2,560 additional acres each to expand the venture. Note WHL discussion.

On June 12, 2008, WHL purchased 150,000 shares at $0.75 per share for $112,500 of the $500,000 private placement. In addition, WHL purchased 150,000 shares at $1.05 per share for $157,500, which the Board approved on June 30.

The Company granted options to purchase 25,000 shares to the Company’s Directors at the end of each month during the quarter ended June 30, 2008 for and in consideration of services provided to the Company. These options were issued at a weighted average exercise price of $0.99 per share for a term of three years.

On June 30, 2008, the Board of Directors awarded Mr. Langston 500,000 stock purchase options, vesting over six months with each priced as of the closing average bid price for the quarter ended. In addition, the Board of Directors of the Company approved an amendment to Joseph Langston’s employment agreement. The amendment increased Mr. Langston’s cash payments from $5,000 per month, to $12,500 per month, plus auto expense and health insurance.

On June 30, 2008 the Board approved the independent consulting agreement of Barry Pierce and the hiring of him as Controller with a one year contract. This contract has been fulfilled and has not been renewed. However, the company has retained Mr. Pierce’s services through a limited consulting engagement. This agreement included 100,000 stock purchase options to purchase 100,000 shares of common stock at 1.00 per share, fully vested after one year.

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

On June 30, 2008 the Company issued 253,810 shares if its common stock to Richardson Patel in exchange for cancelling amounts due for legal services totaling $238,581.

On September 18, 2008, the Company issued 100,000 of its common shares in consideration for cancelling $97,988 of indebtedness due Porter LeVay (a public relations firm headquartered in New York City).

NASDAQ informed Glen Rose Petroleum Corporation in a letter dated September 22, 2008, that it was in violation of NASDAQ Marketplace Rule 4310(c)(4) in that the closing bid price for our common stock was below $1.00 for 30 consecutive days. The NASDAQ letter stated that Glen Rose Petroleum Corporation will have 180 calendar days (until March 23, 2008) to regain compliance with Rule 4310(c)(4) by demonstrating a closing bid price of $1.00 or more for at least ten and up to twenty consecutive business days.

The NASDAQ letter further stated that if Glen Rose Petroleum Corporation cannot demonstrate compliance with Rule 4310(c)(4) by March 23, 2008, the NASDAQ Staff will determine whether it meet the NASDAQ Capital Markets initial listing criteria except for the bid price requirement. If the Corporation meets the initial listing criteria, it may be granted an additional 180 day compliance period. If Glen Rose Petroleum Corporation is not eligible for the additional compliance period, NASDAQ staff will provide it with a delisting notice which may be appealed to the NASDAQ Listing Qualifications Panel.

Subsequently, NASDAQ temporarily suspended the compliance dates related to bid price deficiencies for all NASDAQ-listed companies. On December 19, 2008, it announced that it was suspending bid price qualification until April 20, 2009. On March 23, 2009, NASDAQ announced that it was further extending this suspension until July 19, 2009. Consequently, the 88 days between September 22, 2008 and December 19, 2008, count against the listing compliance time period, but not the period between December 19, 2008 and July 19, 2009. Thus, the deadline for the initial 180 day compliance period referenced in the NASDAQ listing deficiency notice letter is now October 19, 2009 with an additional 180 days available for compliance if Glen Rose Corporation meets the initial NASDAQ listing requirements other than bid price.

Glen Rose Petroleum Corporation currently does not meet the requirements for initial listing requirements other than bid price and thus, is not currently qualified for the additional extension after October 19, 2009. Specifically, 1) the stockholder’s equity is currently below the $4 million initial listing requirement; and 2) the market value of publicly held shares is well below the $5 million requirement.

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

On October 6, 2008, Petroleum announced that it had drilled 8 of the first 10 wells to be permitted on the Wardlaw lease in Edwards County. Based on this success, Petroleum permitted for offset wells surrounding two of the WHL wells, as well as two additional wells in the surrounding sections, which will expand our operating area.

As of December 31, 2008, WHL had failed to fund the $1,000,000 cash call issued by Petroleum on November 7, 2008 and under the terms of the underlying Participation Agreement, the agreement was terminated.

As a result of the WHL not funding the $1,000,000 remaining on their agreement to fund Phase 1, Petroleum has not pursued meaningful new development activities on the Wardlaw lease since early December. This has been a difficult financial period. Petroleum has fallen behind in meeting its vendor obligations due to the ramp up in expenditure in expectation of the WHL investment in the field. Petroleum is in discussions with its vendors, and pursuing various financing options.

The Company’s common stock price has fallen, access to capital has been significantly restricted, and the steep decline in crude oil prices has adversely affected current revenue and capital efforts. The Company has fallen behind in meeting its vendor obligations. The Company is in discussions with several companies and individuals about a corporate financing, merger or acquisition.

Bowie Operating Company LLC, a related party managed by Mr. Langston, owes the Company $149,539. On November 13, 2008, the Company initially loaned Bowie $50,000, then subsequently provided other loans, the total amount as of March 31, 2009, inclusive of interest is $149,539. This loan is secured by a mechanic’s lien and is interest bearing at 18%.

Buccaneer Energy Corporation, an affiliate of Mr. Langston, owes $27,101 to the Company as of March 31, 2009. During the year ended March 31, 2009, Buccaneer also advanced $30,500 to Petroleum. The advances are evidenced by an unsecured promissory note that is due on demand after December 31, 2009. Interest accruing on the note and charged to operations during the year ended March 31, 2009 was $367. The balance of the note as of March 31, 2009 was $30,867.

On January 28, 2009, the Company entered into an agreement with its majority shareholder, Blackwood Ventures LLC, (“BVL”) for a $250,000 convertible debenture. This debenture is at 8% interest, per annum, payable in kind. This debenture is convertible into common stock of the Company at a 5% premium to the bid price on the first trading date of each calendar quarter commencing April 1, 2009. As of March 31, 2009, $116,000 has been funded. The balance has subsequently been funded.

The accounts payable of UHC Petroleum Corporation (“Petroleum”) totals $403,177 as of March 31, 2009. Of that amount, 60% is over 90 days. Several vendors have discontinued providing their services. Others provide their services on a cash basis only. Some have filed mechanic liens; others have turned the accounts over to a collection agency, or filed against the Company in Court. The Company has made advances and/or assisted Petroleum in paying their payables during the last fiscal year in the amount of $1,466,801. The Company will attempt to assist Petroleum, if possible. Petroleum is making every effort to increase daily production, to pay its bills, and to secure financing. There is no assurance of further financing, and Petroleum would not be cash flow positive from operations without further assistance. Consequently, without further outside capital Petroleum would not be viable as a going concern.

The Company’s accounts payable total $341,761 as of March 31, 2009. Of that amount, 33% is over 90 days. The bulk of these payables are to officers, directors, consultants and professional consultants which are cooperating with the Company. UHC Petroleum Corporation is the only business holding of the Company. The Company is dependent on the success of Petroleum. The Company is attempting to obtain a purchaser for a 50% ownership in Petroleum, or its only asset, the Wardlaw lease. If this sale took place, Petroleum could pay its vendors, and retire a portion of its debt to the Company. At which time, the Company would have the funding to diversify its operating strategy. In addition, the Company is attempting to secure capital. If this capital is obtained, the Company may further assist Petroleum, and/or seek to diversify its investment strategy.

Subsequent Events to the year ended March 31, 2009

The Company entered into a new independent consulting engagement with Barry Pierce, whereby he will provide accounting services to the Company on a month to month basis, and will not be designated as an officer. His prior one year consulting agreement was fulfilled on March 23, 2009.

The Company has received the balance remaining of the January 2009 BVL Sub Debt financing of $105,000.

The Company has collected $77,743.25 from its loan to Bowie Operating LLC, and the balance is expected in ninety days.

Petroleum has retained counsel to assist in the restructuring of the vendor payables of UHC Petroleum Corporation.

The Company is in negotiations with several investors about purchasing an equity interest in the Company, and/or purchasing a partial interest in Petroleum or the Wardlaw field. However, there is no assurance of further financing, and the Company would not be cash flow positive from operations without further assistance. Consequently, without further outside capital the Petroleum and the Company would not be viable as a going concern.

On June 30, 2009, Paul Watson resigned as Chairman, Chief Executive Officer of the Company. In addition, Mr. Watson’s consulting company, Applewood Energy, resigned from its consulting agreement with the Company.

The 2009 Fiscal Year

On-Going Operations

UHC Petroleum Corporation operates the Wardlaw Field, located approximately 28 miles west of Rocksprings in Edwards County, Texas. The Wardlaw Field lies in the southeast portion of the Val Verde Basin with oil production from the field coming from the Glen Rose formation at a depth of less than 600 feet. The leaseholds consist of approximately 10,502 gross acres of which approximately 10,000 gross  acres are undeveloped. The leaseholds include 103 wellbores. Of these wells, approximately 90 are currently capable of producing. With one swabbing unit, we are daily producing 44 wells. We are in the process of evaluating the remaining wells. UHC Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2014. The status report in this paragraph is as of March 31, 2009.

Production in the Wardlaw Field is done via primary production methods; using swabbing, along with nitrogen injection under pressure and pump jacks. Our goal has been to develop the property to fully exploit all of their resources.

The following table shows the total net oil and gas production from Texas for each of the three most recent fiscal years. Oil production is shown in barrels (Bbl), and natural gas production is shown in thousand cubic feet (Mcf). As of March 30, 2007 we no longer owned the New Mexico properties.

	March 31,
Area	2009	2008	2007
Texas
Oil	2,885Bbl	1,255 Bbl	1,402 Bbl
Gas	—	—	—
New Mexico
Oil
Gas

The following table illustrates the average sales price and the average production (lifting) costs per barrel and per thousand cubic feet for each of the three most recent fiscal years. As of March 30, 2007 we no longer owned the New Mexico properties.

			March 31,
	2009		2008		2007
Items	Oil	Gas	Oil	Gas	Oil	Gas
Texas
Avg. Sales Price/Unit	$35.96	—	$79.09	—	$38.33	—
Avg. Prod. Cost/Unit	$41.29	—	$135.87	—	$144.79	—
New Mexico
Avg. Sales Price/Unit					$44.73	$3.01
Ave. Prod.Cost/Unit					$42.96

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years. As of March 30, 2007 we no longer owned the New Mexico properties.

	March 31,
	2009		2008		2007
	Net	Dry	Net	Dry	Net	Dry
Wells Drilled	Productive Holes		Productive Holes		Productive Holes
Texas
Exploratory	3	1	—	—	—	—
Development	2	—	—	—	—	—
New Mexico
Exploratory	—	—	—	—	—	—
Development	—	—	—	—	—	—
TOTAL
Exploratory	3	1	—	—	—	—
Development	2	—	—	—	—	—

The following table illustrates estimates of the proved oil and gas reserves, for the Wardlaw Field, Edwards County, Texas, as of March 31, 2008 and March 31, 2009.

	Oil Reserves (Bbls)	Gas Reserves (Mcf)

March 31, 2008	526,762	—
Estimated Proved Reserves	—	—
Extensions, additions and discoveries	78,714	357,657
Revisions to previous estimates	—	—
Production	(2,885)	—

March 31, 2009	602,591	357,657

We have no oil and gas reserves or production subject to long-term supply, delivery or similar agreements. Estimates of our total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

The following table illustrates the total gross and net oil and gas wells in which Petroleum had an interest at March 31, 2009. The existence of a productive well does not mean that the well is currently producing or will continue to be productive. Petroleum has a 100% Working Interest and a 75% Net Revenue Interest in the Wardlaw Lease, Edwards County, Texas.

	Productive Wells
	Gross		Net
Area	Oil	Gas	Oil	Gas

Texas	44	1	33.75
TOTAL	44	1	33.75

The following table illustrates the gross and net acres of developed and undeveloped gas and oil leases held by Petroleum at March 31, 2009.

	Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net

Texas	502	377	10,000	7,500
TOTAL	502	377	10,000	7,500

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

Regulation

State Regulation of Oil and Gas Production. Oil and gas operations are subject to various types of regulation by state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the cost of doing business and, consequently, affects our profitability.

We currently have oil and gas operations only within the State of Texas. Our developmental activities require permits from the Texas Railroad Commission, a state agency that regulates oil and gas operations. The Texas Railroad Commission regulation includes requirements governing obtaining drilling permits, developing new fields, spacing and operation of wells and preventing waste of oil and gas resources. Our ongoing non-developmental activities must comply with Texas Railroad Commission requirements. This includes reporting production and maintaining an oil and gas operator’s license in good standing. To date, we have not found compliance with these regulations to be burdensome.

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

Employees

As of March 31, 2009, we had nine full time employees. In addition, we have consulting agreements with one management officer which account for over half or more of his business activity.

ITEM 2.

PROPERTIES

Our corporate headquarters is located at 4925 Greenville Avenue, Suite 200 Dallas, Texas 75206. This is not a long term lease.

Petroleum leases an oil field in Edwards County, Texas consisting of approximately 10,502 gross acres of which 10,000 gross acres are undeveloped. Pursuant to the leases, Petroleum receives a 100% gross working interest from production. The field is located in the southeast portion of the Val Verde Basin, 28 miles west of the city of Rocksprings, Texas.

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

On March 17, 2008, the individual defendants filed a motion for new trial which was overruled by operation of law on April 30, 2008. The individual defendants then timely filed a Notice of Appeal for the matter to be heard by Texas Tenth Court of Appeals in Waco, Texas.  On October 8, 2008, individual defendants filed a brief with the Tenth Court of Appeals. On January 14, 2009, the Company filed its brief in this matter. The defendants filed a reply brief on February 5, 2009. Also, a Baylor Law School professor filed an amicus letter with the Court on February 3, 2009. As of July 7, 2009, there had been no opinion released by the Texas Tenth Court of Appeals.  In January 2009 Justice Rex D. Davis has recused himself from considering the matter.

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

UHC Petroleum Corp. v. Lone Star Production Company, Buffalo Draw Partners, LLC, and T. Grant Johnson

On August 15, 2008, UHC Petroleum Corp., a wholly-owned subsidiary of the Company, filed a lawsuit against Lone Star Production Company, Buffalo Draw Partners, LLC, and T. Grant Johnson in Edwards County, Texas for declaratory judgment, tortuous interference with peaceful use and enjoyment of property, business disparagement and injurious falsehood, and tortuous interference with prospective contracts and business relations. The lawsuit alleges that Lone Star Production Company top-leased one of the Company’s Wardlaw Field leases in 2004 and in 2008 the defendants engaged in various actions that were detrimental to the Company.

Country Boy Feed and Supply v. United Heritage Corporation.

On May 6, 2009, Country Boy Feed and Supply filed a claim in small claims court in Edwards County, Texas for propane gas and other expenses in the amount of $9,462.59.

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

Also, we may routinely be involved in government administrative proceedings relating to our oil and gas operations. The Texas Railroad Commission regulates the oil and gas industry in Texas and Texas law requires that the Texas Railroad Commission issue permits for a variety of activities. Petroleum can provide no assurance that all of the Company’s requested permits will be granted.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had a Shareholders Meeting on March 31, 2008. In addition, it had Rule 14-C approval by its shareholders in May 2008.

The Company plans to file a proxy statement for a Shareholders Meeting. This Shareholders’ Meeting will include:

•

Approval of the BVL financing of January 2009 for $250,000.

•

Approval of the BVL financing of June 2009 for $1,000,000, which in and of itself would constitute a 50% ownership in the Company

•

Approval to sell a half interest in the Wardlaw lease, which would constitute a sale of 50% of the Company’s assets.

•

Approval of a 1 for 200 reverse split the stock, then an immediate purchase the fractional shares at the then market price, and then on the same day a 200 for 1 forward split.

•

Such other items as my come before the Shareholders.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The principal market for our common stock is the Nasdaq Capital Market. Our common stock trades under the symbol “GLRP.”

The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as reported by Nasdaq.

	High	Low
Fiscal Year Ended March 31, 2009
First Quarter	$1.87	$.62
Second Quarter	$2.00	$.45
Third Quarter	$.60	$.03
Fourth Quarter	$.45	$.11

Fiscal Year Ended March 31, 2008
First Quarter	$1.08	$.67
Second Quarter	$1.00	$.41
Third Quarter	$1.88	$.75
Fourth Quarter	$.81	$.51

Shareholders

As of July 9, 2009, there were approximately 2,747 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have never declared any cash dividends on our common stock and we do not anticipate declaring a cash dividend in the foreseeable future.

 Sales of Unregistered Securities

On June 12, 2008, WHL purchased 150,000 shares at $0.75 per share for $112,500 of the $500,000 private placement. In addition, WHL purchased 150,000 shares at $1.05 per share for $157,500, which the Board approved on June 30.

On September 25, 2008, the Company issued 62,500 restricted common shares to its former CEO, Scott Wilson, in exchange for the cancellation of 500,000 stock options and mutual releases of claims.

On January 28, 2009, the Company entered into an agreement with its majority shareholder, Blackwood Ventures LLC, for a $250,000 convertible debenture. This debenture is at 8% interest, per annum, payable in kind. This debenture is convertible into common stock of the Company at a 5% premium to the bid price on the day on which the first subscription was made under the Debenture, which was January 28, 2009 on which day the low bid price was $0.17, which fluctuated up throughout the day and actually closed at $0.24, hence the conversion price was set at $0.19 before the closing bid price was established.

Equity Compensation Plan Information

The 2008 Equity Incentive Plan  In January 2008, our board of directors approved and adopted the United Heritage Corporation 2008 Equity Incentive Plan (the “Plan”). We have reserved 5,000,000 shares of common stock for awards that will be granted from the Plan. The awards are subject to adjustment in the event of stock dividends, recapitalizations, stock splits, reverse stock splits, subdivisions, combinations, reclassifications or similar changes in our capital structure. The Plan became effective upon adoption by the board, and, unless earlier terminated in accordance with the terms and provisions thereof, will remain in effect for a period of ten years from the date of adoption. As of March 31, 2009, there were no awards outstanding under the plan.

Other Plans - The 1995 Stock Option Plan was effective September 11, 1995 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2006 no awards were outstanding under this plan. The 1998 Stock Option Plan was effective July 1, 1998 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2006, there was one award outstanding under the plan for the right to purchase a total of 66,667 shares. The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 1,666,667 shares of our authorized but unissued common stock. As of March 31, 2009, there were 19 awards outstanding under the plan for the right to purchase a total of 1,658,333 shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column)
	(a)	(b)	(c)

Shareholder Approved(1)	2,215,000	$1.30	74,995

Non-Shareholder Approved	0	N/A	0

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

OVERVIEW

We are an independent producer of natural gas and crude oil based in Dallas, Texas. We produce from properties we lease in Texas, the Wardlaw lease in Edwards County, Texas. We currently have 103 wellbores, 90 of which are capable of production, and 44 are currently producing. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells. However, the revenues we earned did not provide us with enough money to implement our development plans.

During the 2009 fiscal year, the sale price of oil produced by our properties in Texas fell from $89.36 a barrel, to $33.15 a barrel. The closing price was $79.09 a barrel as of March 31, 2008, versus $35.96, as of March 31, 2009. Production costs during the 2009 fiscal year decreased from $135.87 a barrel during the 2008 fiscal year to $41.29 a barrel, because we were able to increase average daily production, while keeping our field expenses constant.

Except as otherwise discussed in this Annual Report, there are no trends, and events or uncertainties in the oil industry and financial community are reasonably likely to have, a material impact on our short-term or long-term liquidity, as well as our net sales or revenues from continuing operations.

During the next fiscal year, our plan is to continue redevelopment of our properties if we are successful in finding other funding sources or, alternatively, we will seek investors or buyers.

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises substantial doubt about our ability to continue as a going concern. We sustained a net loss of $2,181,974 for the fiscal year ended March 31, 2009 and, as of the same period, we had a working capital deficit of $2,702,752. We must obtain financing in order to develop our properties and alleviate the doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.

Oil and Gas Properties

Proved Reserves - Proved reserves are defined by the Securities and Exchange Commission as those volumes of crude oil; condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the Securities and Exchange Commission, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates have been updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by the Company. The Company cannot predict what reserve revisions may be required in future periods.

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

Income Taxes - Included in our net deferred tax assets are approximately $16.4 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset. Moreover, our recent change of majority ownership significantly reduced our ability to carry forward our net operating losses.

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

OFF-BALANCE SHEET ARRANGEMENTS

It is customary for oil and gas companies to seek partners in developing their assets. In doing so, you dilute your ownership but share the risk and capital expense of development. Consequently, Petroleum has accepted a partner in a portion of the development of its Wardlaw Lease in Edwards County, Texas.

On May 27, 2008, Petroleum signed a letter of intent (‘LOI’), to sell for $2.5 million a 50% interest in 2,560 acres (25%) of its Wardlaw Field to Wind Hydrogen Limited (‘WHL’), a publicly-listed company on the Australian Stock Exchange (‘ASX’). The Wardlaw lease is a 10,502 gross acre field located in Edwards County, Texas. In addition, WHL at closing purchased two options to expand the venture for 2,560 acres each. The Participation Agreement required that WHL pay 100% of the drilling costs, up to $2.5 million, for a 50% working interest in the first 2,546 acres (Phase 1). After funding $1.5 million and participating in the drilling of three wells,

The definitive agreement for this transaction was signed on July 22, 2008.  Petroleum has received $1.5 million toward the participation financing of Phase 1, along with option payments of $150,000 each for Phases 2 and 3. In addition to the participation and option monies received, Petroleum has recorded $305,979 of non-refundable Administrative and General Expense reimbursements, which are allotted for in the agreement to be reimbursed from WHL.

As of December 31, 2008, WHL had failed to fund the $1,000,000 cash call issued by Petroleum on November 7, 2008. This failure is a material breach under the Participation Agreement, and Petroleum plans that WHL will no longer provide additional funding and the Participation Agreement has been terminated.

The purpose of the Participation Agreement was, in part, to increase the Company’s capital resources available for developmental activities. The Participation Agreement had an impact on the Company’s financial statements for the year ending March 31, 2009 through showing a $1,516,968 advance on the Participation Agreement in the Statement of Cash Flows, Cash Flows from Investing Activities. Because the Participation Agreement is terminated, we do not anticipate that the Participation Agreement will have a material impact on our future financial statements.

RESULTS OF OPERATIONS

The following selected financial data for the two years ended March 31, 2009 and March 31, 2008 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

	Year Ended	Year Ended
	March 31, 2009	March 31, 2008

Income Data:
Revenues	$122,279	$62,025
Income Profit (Loss)	$(2,181,974)	(3,251,650)
Income Profit (Loss)
Per Share	$(0.21)	$(0.46)
Weighted Average
Number of Shares	10,431,234	7,111,758

Balance Sheet Data:
Working Capital (deficit)	$(2,702,752)	$(2,714,405)
Total Assets	$6,249,381	$6,074,484
Current Liabilities	$2,948,077	$2,870,071
Long-Term Liabilities	$116,961	$87,918
Shareholders’ Equity	$3,184,342	$3,116,495

Combined Results

Our revenues for the 2009 fiscal year were $122,279, an increase of $60,254 or approximately 97%, as compared to revenues of $62,025 for the 2008 fiscal year.

Total operating expenses of $2,303,828 reflects a decrease of $1,254,916, or approximately 35%, for the 2009 fiscal year as compared to operating expenses of $3,558,744 for the 2008 fiscal year. The significant operating expenses reported for the 2009 fiscal year resulted from the recognition the expense portion of warrants and stock options. General and administrative expenses decreased by $326,116, or approximately 24%, from $1,334,095 in the 2008 fiscal year to $1,007,979 in the 2009 fiscal year. We also incurred a warrants and stock options expense of $1,017,489 during the fiscal year ended March 31, 2009. Interest expense was $3,201 in the 2009 fiscal year, as compared to $70,117 in the 2008 fiscal year.

Our net loss for the 2009 fiscal year was $2,181,974 a decrease of $1,069,676 or approximately 33%, as compared to a net loss of $3,251,650 for the 2008 fiscal year

Oil and Gas Activity

Oil and gas sales during the 2009 fiscal year were $122,279, an increase of $60,254 or approximately 97%, as compared to sales of $62,025 during the 2008 fiscal year. Recent volatility in crude oil prices has caused substantial variations in unit prices and our revenues may vary considerably base on crude oil unit prices.

Receivables from a single oil and gas customer comprised 61% of our trade receivable balance at March 31, 2009. No allowance for doubtful accounts has been included in our financial statements since recorded amounts are determined to be fully collectible, based on management’s review of customer accounts, historical experience and other pertinent factors. During the fiscal year ended March 31, 2009, we recorded oil and gas sales to only one customer. However, buyers of crude oil are plentiful and can be easily replaced.

Production and operating expenses were $94,541 during the 2009 fiscal year as compared to $72,166 in production and operating expenses during the 2008 fiscal year, an increase of $22,375 or approximately 31%. Depreciation and depletion expense for the 2009 fiscal year was $58,466 as compared to depreciation and depletion expense of $1,868 for the 2008 fiscal year, an increase of $56,598.  Demand for oil field service providers may vary substantially with the unit price of gas and crude oil which would have a corresponding effect on the price of oil field goods and services.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sales revenues have not been adequate to support our operations

Our current assets increased by $89,659 or approximately 58%, from $155,666 at March 31, 2008 to $245,325 at March 31, 2009. Current liabilities increased from $2,870,071 at March 31, 2008, to $2,948,077 at March 31, 2009, an increase of $78,006 or approximately 3%. The increase in current liabilities was due to increases in accounts payable balances. Working capital was a deficit of $2,702,752 at March 31, 2009 as compared to the March 31, 2008 deficit of $2,714,405, a decrease of $11,653 or less than 1%. The decrease deficit was due primarily to the addition of property, plant and equipment.

Total assets were $6,249,381 at March 31, 2009, an increase of $174,897 as compared to $6,074,484 for the 2008 fiscal year.

Capital Resources

Our business plan for the next fiscal year entails redevelopment activities on the Wardlaw properties which may result in a capital expenditure greater than $1 million, in addition to the WHL venture discussed below. Petroleum will not be able to generate this necessary amount internally. Petroleum will rely on additional equity financing, bank debt financing, as well as off balance sheet joint ventures.

Petroleum will not be making any commitment of capital resources until it has secured the capital resources necessary to make such a commitment.

We also have current accounts payables to oil and gas trade creditors. Our ability to conduct developmental activities will be hindered until we pay those oil and gas trade creditors. We may need to raise new capital to pay those trade creditors.

Cash Flow

Our operations used $237,421 of cash in the 2009 fiscal year as compared to $2,172,016 used in the 2008 fiscal year. The cash flow deficits are due to the operating losses incurred.

Cash of $525,981 was used in investing activities during the 2009 fiscal year and cash of $59,348 was used in investing activities for the 2008 fiscal year. Cash of $1,876,191 was used for capital expenditures for our oil and gas properties and for the purchase of equipment. During the 2008 fiscal year, cash flows used in investing activities related primarily to capital expenditures for our oil and gas properties.

In the 2009 fiscal year, cash of $716,500 was provided by financing activities.

At March 31, 2009 we had cash of $18,867.

Subsequent Events

The Company entered into a new independent consulting engagement with Barry Pierce, whereby he will provide accounting services to the Company on a month to month basis, and will not be designated as an officer. His prior one year consulting agreement was fulfilled on March 23, 2009.

The Company has received a portion of the remaining balance of the January 2009 BVL Sub Debt financing, $105,000.

The Company has collected $ 77,743.25 from its loan to Bowie Operating Company, LLC, and the balance is expected in ninety days.

The Company and Petroleum have retained counsel to assist in the restructuring of its vendor payables.

The Company and Petroleum are in negotiations with several investors about purchase an equity interest in the Company, or purchasing a partial interest in the Wardlaw field. However, there is no assurance of further financing, and the Company would not be cash flow positive from operations without further assistance. Consequently, without further outside capital the Company and Petroleum would not be viable as a going concern.

Non-Compliance with Nasdaq Rules

NASDAQ informed Glen Rose Petroleum Corporation in a letter dated September 22, 2008, that it was in violation of NASDAQ Marketplace Rule 4310(c)(4) in that the closing bid price for our common stock was below $1.00 for 30 consecutive days. The NASDAQ letter stated that Glen Rose Petroleum Corporation will have 180 calendar days (until March 23, 2008) to regain compliance with Rule 4310(c)(4) by demonstrating a closing bid price of $1.00 or more for at least ten and up to twenty consecutive business days.

The NASDAQ letter further stated that if Glen Rose Petroleum Corporation cannot demonstrate compliance with Rule 4310(c)(4) by March 23, 2008, the NASDAQ Staff will determine whether it meet the NASDAQ Capital Markets initial listing criteria except for the bid price requirement. If the Corporation meets the initial listing criteria, it may be granted an additional 180 day compliance period. If Glen Rose Petroleum Corporation is not eligible for the additional compliance period, NASDAQ staff will provide it with a delisting notice which may be appealed to the NASDAQ Listing Qualifications Panel.

Subsequently, NASDAQ temporarily suspended the compliance dates related to bid price deficiencies for all NASDAQ-listed companies. On December 19, 2008, it announced that it was suspending bid price qualification until April 20, 2009. On March 23, 2009, NASDAQ announced that it was further extending this suspension until July 19, 2009.  Consequently, the 88 days between September 22, 2008 and December 19, 2008, count against the listing compliance time period, but not the period between December 19, 2008 and July 19, 2009. Thus, the deadline for the initial 180 day compliance period referenced in the NASDAQ listing deficiency notice letter is now October 19, 2009 with an additional 180 days available for compliance if Glen Rose Corporation meets the initial NASDAQ listing requirements other than bid price.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

Risks Related to Our Business

We do not earn enough money to support our operations. We may be unable to continue our business.

UHC Petroleum Corporation does not earn enough money from our oil and gas sales to pay its operating expenses. Due to our substantial losses and our working capital deficit, Petroleum may be unable to continue as a going concern. If Petroleum does not obtain financing, it will be required to severely curtail, or to completely cease operations.

Jonathon P. Reuben, CPA, our independent auditor, has included in its report on our financial statements a paragraph stating that that we may be unable to continue as a going concern.

We have experienced net losses and negative cash flows from operations. We sustained a net loss of $2,181,974 and a working capital deficit of $2,702,752 for the fiscal year ended March 31, 2009. We have an accumulated deficit of

$48,432,770. We sold all of our proved reserves in 2007 and we currently do not have significant revenue producing assets. In addition, we have limited capital resources. All of these factors raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the report of Jonathon R. Reuben CPA, our independent certified public accountants, on our consolidated financial statements for the year ended March 31, 2009 these conditions have raised substantial doubt about our ability to continue as a going concern.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 28, 2008, the Audit Committee of our Board of Directors approved the engagement of Hein & Associates LLP as our new principal independent accountant to audit our consolidated financial statements for the year ending March 31, 2008. Prior to engaging Hein & Associates LLP, the Company had not consulted Hein & Associates LLP, regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.  Further details of this engagement of a new principal independent accountant to audit our financial statements may be found in our Form 8-K dated April 3, 2008, which is incorporated here by reference.

On September 24, 2008, the Company terminated its auditing relationship with Hein & Associates, LLP and began an auditing relationship with Jonathon P. Reuben CPA, Accountancy Corporation. Prior to engaging Jonathon P. Reuben CPA, the Company had not consulted Jonathon Reuben, regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements. Further details of this engagement of a new principal independent accountant to audit our financial statements may be found in our Form 8-K dated September 25, 2008, which is incorporated here by reference.

ITEM 8A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In the year ending March 31, 2009, Glen Rose Petroleum Corporation’s management team conducted tests of its disclosure control and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the loss of a number of employees, we no longer have the capacity to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of June 29, 2009, our CFO, Joseph F. Langston, also assumed the role of CEO upon the acceptance of Paul Watson’s resignation.

In management's opinion, based on the assessment completed for the year ended March 31, 2009, and as of March 31, 2009, the internal controls over financial reporting are not operating effectively. Further, in management’s opinion, based on the assessment completed for the year ended March 31, 2009, and as of March 31, 2009, the disclosure controls and procedures are not operating effectively.

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

In the year ending March 31, 2009 Glen Rose Petroleum Corporation’s management team conducted tests of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board ("PCAOB") in the United States. In accordance with these standards, management assessed and tested, on a sample basis, Glen Rose Petroleum Corporation’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). It is management's opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of the internal control over financial reporting.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Below is information about our directors, executive officers and significant employees. There are no family relationships among our executive officers and directors. Paul Watson served as Chairman and Chief Executive Officer until his resignation on June 30, 2009. The Company held no annual meeting during the fiscal year ending March 31, 2009 and no director failed to attend 75% of the Company’s Board meetings during that time.

Joseph F. Langston Jr. President, Chief Executive and Financial Officer, Secretary and director

Director since October 2007 Age 57

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

From 1995 through the present, Mr. Langston has been the founder and executive officer of Langston Investments, Inc. based in Dallas Texas. Langston Investments, Inc. specializes in private investment banking for mid-sized companies. From 1989 through 1995, Mr. Langston was the vice-president of finance of Search Exploration, Inc., a public company that developed oil and gas prospects in Texas and the Louisiana gulf coast region. Search Exploration, Inc. merged with Harken Energy Corporation in May 1995. From 1977 through 1982 Mr. Langston was chief financial officer of Trans-Western Exploration, Inc., a company he helped found. During that period he raised funds from United States and European institutions for oil and gas exploration. Mr. Langston received his Bachelor of Business Administration degree in accounting and finance from the University of Texas at Arlington in 1974 and became a certified public accountant in 1978. Mr. Langston also serves as a director and President of Buccaneer Energy Corporation, a private company.

Franz A. Skryanz Director since May 2007 Age 71

Mr. Skryanz was appointed to our board of directors and as the chairman of the audit committee on May 16, 2007. Mr. Skryanz was a director of Xethanol Corporation, a publicly traded company, from August 2000 until his resignation in October 2006. He also served as Xethanol Corporation’s secretary and treasurer until his resignation in August 2008. From 2000 to late 2002 Mr. Skryanz also consulted with London Manhattan Securities, Inc. assisting in the development of international projects and managing accounting and administration of that company. Mr. Skryanz has also provided financial management, corporate secretary and treasurer services to early-stage entrepreneurial companies. Prior to joining Xethanol, he served as treasurer and secretary of NETdigest.com, Inc., chief financial officer of Cam Designs, Inc. and chief financial officer and treasurer of Nyros Telecom Services, Inc., a privately-held company with telecom ventures in Russia. Mr. Skryanz holds a Masters of Business Administration degree from the University of Vienna, Austria and was an exchange student at Cambridge University, England and the University of Valencia, Spain.

Theodore D. Williams Director since October 2007 Age 38

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

Paul K. Hickey Director since October 2007 Age 76

Mr. Hickey was appointed to our board of directors on October 8, 2007, and Chairman of the Audit Committee on March 3, 2008. Since March 1971, Mr. Hickey has been the President of P.K. Hickey & Co., Inc., a privately held investment banking firm based in New York City.

No family relationships exist among our executive officers and directors. With the exception of Messrs. Langston, all of the members of our board of directors are independent, as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules.

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

We have an audit committee composed of Messrs. Hickey, Skryanz, and Williams. The members of the Audit Committee are independent as that term is defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. We consider Mr. Hickey, the Chairman of the Audit Committee, to be an audit committee financial expert. An audit committee financial expert is defined as a person who has the following attributes:

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

Security Holder Communications to the Board of Directors

The Company does not currently have an independent means for direct communications from security holders to the Board of Directors because, given the Company’s financial state, it must economize on its general and administrative costs. However, the Company will direct security holders communications sent to it at One Energy Square, 4925 Greenville Ave., Suite 200, Dallas, Texas 75206 to its Board members. The Company intends to convey security holders communications relating to corporate governance, company operations and company finances to its Board Members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.

During the fiscal year ending March 31, 2009, the directors and Blackwood Ventures, LLC. did not file Form 5 annual reports. Further, on October 6, 2008 Blackwood Ventures LLC was issued 814,788 and Langston Family LP, which is affiliated with Joseph Langston, was issued 161,884 shares. No Form 4 was filed on these transactions to date. Also, no amended Schedule 13D was filed by Blackwood Ventures, LLC. The directors and Blackwood Ventures, LLC will endeavor to complete these filings by July 30, 2009. Other than the above issuances to Mr. Langston and Blackwood Ventures, LLC, there were no other issuances of common shares to or sales of common shares by directors or shareholders who meet or exceed the 10 percent ownership threshold.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to Mr. Joseph F. (“Chip”) Langston, President, Glen Rose Petroleum Corporation, 4925 Greenville Avenue Suite 200, Dallas, Texas, 75206.

ITEM 10.

EXECUTIVE COMPENSATION

Officer and Director Compensation

The Company determined to award its officers and directors through a mixture of salary and performance-related compensation. The performance-related compensation entails performance metrics. First, the value of our officers’ and directors options and warrants will fluctuate in tandem with our stock price. If our stock price increases, the options and warrants possessed by and awarded to our officers and directors will grow more valuable. Conversely, these options and warrants will become less valuable should the stock price decrease.

Mr. Paul D. Watson, Chairman and Chief Executive Officer --

For Mr. Watson’s services, we agreed to issue to Applewood shares of our common stock having a value of $60,000 and to pay cash compensation of $5,000 per month. We began paying the monthly cash compensation in December 2007. We have not yet issued the shares of common stock. The Applewood Consulting Agreement requires us to use the closing price of our common stock on the date the agreement was executed to compute the number of shares to be issued. On November 28, 2007 the closing price of our common stock was $1.84, therefore we are required to issue to Applewood 32,609 shares of our common stock. Mr. Watson resigned his engagement for Applewood effective December 31, 2008, and therefore, did not earn any of the contingent (performance) warrants. However, on June 25, 2009 the Board has agreed to issue Mr. Watson 100,000 shares of common stock as director fees for his participation on the board. These director fees are cumulative of the director fees he has already earned and are not in addition to.

Mr. Joseph F. (“Chip”) Langston, Secretary, President and Chief Financial Officer --

In October 2007 Mr. Langston agreed to be interim president and director for $7,500 per month, payable $2,500 in cash and the balance in common stock at an agreed-upon value of $0.75 per share. We are required to issue 20,000 shares of our common stock to Mr. Langston in exchange for the services he rendered pursuant to this agreement, although the shares have not yet been issued.

As of January 1, 2008, Mr. Langston agreed to be president, chief financial officer and a director in exchange for compensation consisting of cash, common stock was granted having a value of $60,000 (80,000 shares, the stock price was $0.75 per share at the time) and to pay cash compensation of $5,000 per month. None of the compensation to be paid with common stock or options has yet been issued by the transfer agent, but the Company recognizes the obligation.   On June 30, 2008, the Board of Directors awarded Mr. Langston 500,000 stock purchase options, vesting over six months with each priced as of the closing average bid price for the quarter ended. In addition, the Board of Directors of the Company approved an amendment to Joseph Langston’s employment agreement. The amendment increased Mr. Langston’s cash payments from $5,000 per month, to $12,500 per month, plus auto expense and health insurance. Effective upon Mr. Watson resignation, Mr. Langston assumed the duties of Chief Executive Officer. Mr. Langston subscribed to $50,000 of the spring 2008 private placement by way of a note payable to the Company, collateralized by the stock purchased.

Officer Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Nonequity incentive plan compen- sation ($) (g)	Non- qualified deferred compen- sation earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
Paul Watson, Chief Executive Officer	Year ending March 31, 2009	$ 48,000	$0	$25,971	$ 11,393			0	$ 85,364
Joseph F. "Chip" Langston, President	Year ending March 31, 2009	$148,743	$0	$25,971	$642,167				$816,881

Paul Watson receives his compensation pursuant to a consulting agreement owned by an affiliate. Mr. Watson’s resignation was accepted on June 29, 2009.

Joseph Langston receives his compensation pursuant to a consulting agreement owned by a affiliated entity.

Director Compensation

Prior to July 1, 2008 the directors of the Company received compensation of $5,000 per month, payable in full vested three year common stock purchase options. The values of the stock options were determined as of the monthly closing average bid price for each month of service. These directors’ options were valued as of June 30, 2008 at $1.35 per share.

On June 30, 2008 the Board of Directors amended the compensation for Directors. They approved that each director could choose, calendar quarterly, their form of compensation. Each director has the option of $5,000 of common stock per month or 5,000 stock purchase options, with each price as of the closing average bid price for the previous ended quarter.

Director Compensation Table

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Theodore Williams		$25,971	$11,393				$37,364
Franz Skyranz			$22,948				$22,948
Paul Hickey		$25,971	$11,393				$37,364
Joseph F. Langston		$25,971	$11,393				$37,364
Paul D. Watson		$25,971	$11,393				$37,364

Paul D. Watson’s resignation as a director was accepted on June 29, 2009.

The following table describes equity awards held by our executive officers and directors as of the end of our last completed fiscal year, March 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards					Stock awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercised -able (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Paul Watson	30,000			$1.01	3/30/2012
Joseph F. Langston	545,000			$1.10	3/30/2012
Theodore Williams	45,000			$1.11	3/30/2012
Franz Skyranz	115,000			$0.77	3/30/2012
Paul Hickey	45,000			$1.11	3/30/2012

Paul D. Watson’s resignation as an officer and director was accepted on June 29, 2009.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management

The following table shows beneficial ownership, on July 2, 2009, of shares of our common stock by all five percent shareholders, executive officers and directors.

Name and Address of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Owner	Of Class(1)

Blackwood Ventures LLC	14,157,602(2)	81.4517%
400 Rella Boulevard, Montebello
New York, New York 10910

Joseph F. Langston Jr., president, chief financial officer and director	808,919(3)	4.6539%

Theodore Williams, Director	113,919(4)	*

Paul Hickey, Director	113,919(4)	*

Franz Skyranz, Director	115,000(4)
		*
All officers and directors as a group (4 persons)	1,151,757	6.6263%

———————

*

Less than 1%.

(1)

Based on 12,371,758 shares (17,381,599 including outstanding options and warrants) of common stock issued and outstanding as of July 2, 2009.

(2)

Blackwood Ventures LLC owns 7,965,453 shares of our common stock as of March 31, 2009 and warrants that allow it to purchase a total of 2,906,666 shares of common stock. The warrants were acquired from Mr. Walter Mize, who acquired them from Lothian Oil Inc. The warrants were issued on October 7, 2005, are immediately exercisable and have five year terms. These warrants and 3,759,999 of Blackwood Ventures, LLC’s shares of our common stock are pledged to the Estate of Walter G. Mize as collateral for a promissory note relating to the financing of the purchase of these shares and warrants from Walter G. Mize. This number also includes 128,000 shares of common stock issued to Blackwood Ventures LLC as a result of its agreement to accept units comprised of 128,000 shares of common stock and a warrant to purchase 209,012 shares of common stock at an exercise price of $1.40 per share in exchange for debt totaling $96,000. This number does includes the warrant included in the units or an additional 48,750 shares of common stock and a warrant to purchase 36,563 shares of common stock at an exercise price of $1.40 per share in exchange for debt totaling $39,000. These securities will not be issued until 20 days following the date we mail this information statement to our shareholders, but are included in our calculations because Regulation S-K incorporates SEC Rule 13d-3(d)(1) by reference and that rule requires us to include rights to acquire beneficial ownership of securities within 60 days. This total also includes 1,500,000 warrants issued with a purchase price $1.05 to Blackwood Capital Limited, an affiliate of Blackwood Ventures, LLC, as previously disclosed in our Form 8-K filed January 22, 2008. This total also includes 1,163,158 of the January 28, 2009 Debenture agreement were as the debenture has a conversion option were the debenture can converted into shares of common stock with a purchase price of $0.19. These and other warrants have a cashless settlement provision in which the number of shares issued may vary from the face amount of the warrants based on a formula based on trading stock price. Thus, it is possible that the actual number of shares issued pursuant to the formula may be greater or less than the amount of shares designated on the warrants. The percentage calculation presented includes the warrants and is based on the fully-diluted number of shares. This percentage is also based on a fully-diluted calculation of 17,381,599 shares outstanding. Without reference to options and warrants or fully-diluted shares outstanding, Blackwood Ventures, LLC owns 8,342,203 of the 12,371,758 shares outstanding as of July 2, 2009 which is a 67.4294% ownership percentage Voting and investment control over the shares held by Blackwood Ventures LLC is exercised by Mr. Andrew Taylor-Kimmins, Dr. David Kahn and Mr. Walter Reissman, collectively.

(3)

In October 2007 Mr. Langston agreed to be interim president and director for $7,500 per month, payable $2,500 in cash and the balance in common stock at an agreed-upon value of $0.75 per share. We are required to issue 20,000 shares of our common stock to Mr. Langston in exchange for the services he rendered pursuant to this agreement, although the shares have not yet been issued. As of January 1, 2008, Mr. Langston agreed to be president, chief financial officer and a director in exchange for compensation consisting of cash, common stock and options to purchase common stock was granted having a value of $60,000 (80,000 shares, the stock price was $0.75 per share at the time) and to pay cash compensation of $5,000 per month. None of the compensation to be paid with common stock or options has yet been issued by the transfer agent, but the Company recognizes the obligation.  In 2007, Mr. Langston purchased 45,000 shares of common stock were purchased in the market by Mr. Langston. 17,000 shares were purchased for his adult child and 28,000 shares were purchased for a retirement account. Mr. Langston disclaims ownership in the securities purchased for his child. Mr. Langston As of July 2, 2009 Mr. Langston owned 545,000 stock options which are included in these calculations and the percentage calculation is on a fully-diluted basis. Mr. Langston subscribed to $50,000 of the spring 2008 private placement by way of a note payable to the Company, collateralized by the stock purchased. Mr. Langston’s ownership percentage without options and share dilutions is 2.1332%.

(4)

The referenced non-officer director holdings are in-the-money options.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With the exception of Mr. Joseph F. Langston, the members of our Board of Directors and the members of the Audit Committee are independent, as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules.

Termination of Obligations

ITEM 13.

EXHIBITS

Exhibits

3.1

Certificate of Incorporation filed in Delaware on May 22, 2008 (5)

3.3

Bylaws of Corporation (6)

10.1

1995 Stock Option Plan (1)

10.2

1998 Stock Option Plan (2)

10.3

2000 Stock Option Plan (3)

10.4

2008 Stock Option Plan (4)

10.5

Amended Agreement with Joseph F. Langston (11)

10.7

Debenture issued to Blackwood Ventures, LLC dated January 28, 2009 (9)

10.8

Consulting Agreement with DK True Energy Development Ltd. and RTP Secure Energy Corp. dated November 27, 2007 (7)

10.9

Consulting Agreement with Blackwood Capital, Ltd. dated January 15, 2008 (8)

14

Code of Ethics (9)

21

Subsidiaries of the Company (10)

23.1

Consent of Jonathon P. Reuben CPA, An Accountancy Corporation (11)

23.2

Consent of Hein & Associates, LLP (11)

31.1

Certification of Chief Executive Officer and Chief Financial Officer (11)

32

Certification pursuant to Section 906 of the Sarbanes Oxley Act (11)

———————

(1)

Incorporated by reference to Exhibit 10.3 of the Registrant’s Form SB-2 Registration Statement filed May 4, 2004.

(2)

Incorporated by reference to Exhibit 99.01 the Registrant’s Form S-8 registration statement filed on September 30, 1998 as document number 333-64711.

(3)

Incorporated by reference to Exhibit 4.01 of Registrant’s Form S-8 Registration Statement filed on December 6, 2000.

(4)

Incorporated by reference to Exhibit 10-1 to Registrant’s Form S-8 Registration Statement filed May 30, 2008.

(5)

Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

(6)

Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

(7)

Incorporated by reference to Exhibit 10-1 to Registrant’s Form 8-K filed December 3, 2007

(8)

Incorporated by reference to Exhibit 10-2 to Registrant’s Form 8-K filed January 22, 2008

(9)

Incorporated by reference to Exhibit 14 to Registrant’s Form 10-KSB for the year ending March 30, 2004 filed June 29, 2004.

(10)

Incorporated by reference to Exhibit 21 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

(11)

Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by Jonathon P. Reuben CPA and Hein & Associates L.L.P. during the fiscal years ended March 31, 2009 and March 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.  Jonathon P. Rueben CPA. was engaged by the Company in September 2008.

		March 31, 2009	March 31, 2008

(i)	Audit Fees	$28,682	$119,000
(ii)	Audit Related Fees	$—	$—
(iii)	Tax Fees	$5,294	$12,000
(iv)	All Other Fees	$3,013	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 10, 2009	GLEN ROSE PETROLEUM CORPORATION

	By:	/s/ JOSEPH F. (“CHIP”) LANGSTON
Joseph F. (“Chip) Langston
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 10th day of July 2009.

/s/ JOSEPH F. (“CHIP”) LANGSTON
Joseph F. (“Chip”) Langston
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

/s/ HEIN & ASSOCIATES LLP

Dallas, Texas

July 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Glen Rose Petroleum Corporation
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Glen Rose Petroleum Corporation and subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital, incurred significant losses, and has an accumulated deficit of $48,432,770 as of March 31, 2009. As discussed in Note 2, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jonathon P. Reuben CPA,

An Accountancy Corporation

July 10, 2009

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2009 AND 2008

ASSETS

	MARCH 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$18,867	$65,769
Accounts receivable, no allowance considered necessary	10,273	2,081
Receivable from taxing authority	6,697	—
Notes receivable related parties – short term	176,640	—
Inventory	10,221	79,241
Prepaid expenses	22,627	8,575

Total current assets	245,325	155,666

OIL AND GAS PROPERTIES, accounted for using the full cost method
Unimproved	—	5,915,184
Improved	5,798,856	—
	5,798,856	5,915,184

PROPERTY AND EQUIPMENT, at cost:
Field equipment	171,670	—
Computer equipment	14,206	2,699
Vehicles	41,281	6,752

	227,157	9,451
Less Accumulated Depreciation	(21,957)	(5,817)

	205,200	3,634

Total assets	$6,249,381	$6,074,484

- Continued -

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$629,173	$364,819
Accounts payable — related parties	140,267	13,732
Accrued expenses	—	343,750
Note payable — related party	30,867	—
Accrued put option liability	2,147,770	2,147,770

Total current liabilities	2,948,077	2,870,071

LONG-TERM LIABILITIES:
Asset retirement obligation	—	87,918
Note payable – related party	116,962	—

Total liabilities	3,065,039	2,957,989

Commitments and Contingencies (Notes 6, 7, and 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 125,000,000 shares authorized; 10,816,200 issued and outstanding at March 31, 2009 and 9,424,214 issued and outstanding at March 31, 2008	10,816	9,424
Common stock subscription receivable - related party	(50,000)	—
Additional paid-in capital	51,656,296	49,357,867
Accumulated deficit	(48,432,770)	(46,250,796)

Total shareholders’ equity	3,184,342	3,116,495

Total liabilities and shareholders’ equity	$6,249,381	$6,074,484

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	MARCH 31,
	2009	2008
OPERATING REVENUES –
Oil and gas sales	$122,279	$62,025

Total operating revenues	122,279	62,025

OPERATING COSTS AND EXPENSES:
Production and operating	94,541	72,166
Impairment: Improved properties	125,353	—
Depreciation and depletion	58,466	1,868
Accretion of asset retirement obligation	—	4,976
General and administrative	1,007,979	1,334,095
Bad debt expense	—	258,814
Warrants expense	—	1,156,049
Stock based compensation	1,017,489	476,857
Put option expense	—	253,919

Total operating costs and expenses	2,303,828	3,558,744

LOSS FROM OPERATIONS	(2,181,549)	(3,496,719)

OTHER INCOME (EXPENSE):
Loss on cancellation of indebtedness	(4,856)	—
Gain on sale of investments	—	303,155
Gain (loss) on sale of property and equipment	(749)	12,031
Interest income	8,381	—
Interest expense	(3,201)	(70,117)

Total other income (expense)	(425)	245,069

NET LOSS	$(2,181,974)	$(3,251,650)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.21)	$(0.46)

Weighted average number of shares outstanding, basic and diluted	10,431,234	7,111,758

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER EQUITY FOR YEARS ENDED MARCH 31, 2009 AND 2008

	Common Stock		Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Totals
	Shares	Amount
BALANCE, March 31, 2007	6,446,758	$6,447	$—	$43,796,676	$(42,999,146)	$803,977

Compensation recognized on stock option grants	—	—	—	358,504	—	358,504

Issuance of stock for conversion of debt	498,606	499	—	434,708	—	435,207

Issuance of common stock for cash	1,238,038	1,238	—	802,994	—	804,232

Issuance of common stock for conversion of put option	1,111,113	1,111	—	910,002	—	911,113
Issuance of common stock for services	129,699	129	—	118,225	—	118,354

Related party forgiveness of debt	—	—	—	1,780,709	—	1,780,709

Warrants issued for service	—	—	—	1,156,049	—	1,156,049

Net loss	—	—	—	—	(3,251,650)	(3,251,650)

BALANCE, March 31, 2008	9,424,214	$9,424	$—	$49,357,867	$(46,250,796)	$3,116,495

Compensation recognized on stock option grants	—	—	—	913,607	—	913,607

Issuance of stock for conversion of debt	353,810	353	—	318,228	—	318,581

Issuance of common stock for cash	700,000	700	—	569,300	—	570,000

Issuance of common stock for services	275,676	276	—	103,606	—	103,882

Issuance of common stock for cancellation of options	62,500	63	—	343,688	—	343,751

Issuance of common stock for note	—	—	(50,000)	50,000	—	—

Net loss	—	—	—	—	(2,181,974)	(2,181,974)

BALANCE, March 31, 2009	10,816,200	$10,816	$(50,000)	$51,656,296	$(48,432,770)	$3,184,342

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR YEAR ENDED MARCH 31, 2009

	FOR THE YEARS ENDED
	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,181,974)	$(3,251,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	125,353	—
Depreciation, depletion and amortization	58,466	1,868
Loss on sale of oil and gas assets	749	—
Gain on sale of investments	—	(303,155)
Gain on sale of property and equipment	—	(12,301)
Put option expense	—	253,919
Stock compensation expense	1,017,489	1,514,553
Accretion of asset retirement obligation	—	4,976
Loss on forgiveness of debt	4,856
Changes in assets and liabilities:
Trade and other receivables	(14,889)	468,589
Short term notes receivable	(8,381)	—
Inventory	69,020	(47,824)
Prepaid expenses	(14,052)	26,334
Accounts payable and accrued expenses	579,407	(827,325)
Accounts payable related party	126,535	—
Net cash used in operating activities	(237,421)	(2,172,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,602,339)	(50,597)
Proceeds from sale of property, plant and equipment	1,500	—
Disposal of property, plant and equipment	—	(8,751)
Advances on joint participation agreement	1,516,968	—
Additions to equipment	(273,852)	—
Advances on related party loans	(183,258)	—
Repayment on related party loans	15,000	—
Net cash used in investing activities	(525,981)	(59,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings – related parties	146,500	153,218
Issuance of common stock	570,000	804,232
Payments on notes payable – related parties	—	(331,989)
Net cash provided by financing activities	716,500	625,461

NET DECREASE IN CASH	(46,902)	(1,605,903)

CASH, beginning of year	65,769	1,671,672

CASH, end of year	$18,867	$65,769

- Continued -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,201	$70,117
Taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment exchanged for notes payable and accrued interest, related party	$—	$2,130,155
Stock issued for conversion of debt and put option	$313,726	$1,346,320
Issuance of common stock for cancellation of options	$343,750	$—
Related party forgiveness of debt	$—	$1,780,709

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

The name of the Company was changed from United Heritage Corporation to Glen Rose Petroleum Corporation in May, 2008.

Concurrent with the name change, the Company entered into a statutory merger whereby it moved its state of incorporation from Utah to Delaware and United Heritage Corporation, the Utah Corporation, merged into the newly formed Delaware Corporation, Glen Rose Petroleum Corporation.

All significant intercompany transactions and balances were eliminated in consolidation.

Nature of Operations

Glen Rose Petroleum Corporation owns contiguous oil and gas properties located in Edwards County, Texas. The Company began production of the Texas properties during the year ended March 31, 2000. The Company sold a significant portion of its oil and gas properties in 2007. The Company continues to operate its remaining contiguous oil and gas properties located in Edwards County, Texas and does not operate oil and gas properties in any other fields or areas.

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale. Production not sold at the end of the fiscal year is included as inventory in the accompanying consolidated financial statements.

Inventory

Inventory consists of oil in tanks, which is valued at the lower of the cost to produce the oil or the current available sales price.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties, which are located in the Edwards County, Texas. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized.

All capitalized costs, including the estimated future costs to develop proved reserves are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects will not be amortized until proved reserves associated with the projects can be determined or until impairment occurs.

Potential impairment of unproved properties and other oil and gas property and equipment are assessed periodically. If the assessment indicates that the properties are impaired, the amount of the impairment will be added to the capitalized costs to be amortized.

In addition, capitalized costs are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value using a 10% discount rate (based on prices and costs at the balance sheet date) of future net revenues from proved reserves based on current economic and operating conditions, plus the lower of cost (net of impairments) or fair market value of unproved properties.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company retained outside independent petroleum engineers to evaluate the properties of the Company as of March 31, 2009. Based on this review and internal assessments the Company determined that it had an impairment loss of $125,353 relating to its oil and gas properties for the year ended March 31, 2009. The Company determined its oil and gas properties were not impaired for the year ended March 31, 2008.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

Equipment	3-14 years
Vehicles	3-5 years

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the year ended March 31, 2009 and 2008 amounted $16,590 and $1,868, respectively.

Earnings (Loss) per Common Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share (“EPS”). SFAS No. 128 provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended March 31, 2009 and 2008 basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. The Company’s diluted loss per share would include options and warrants exercisable into 24,021,420 shares of common stock and debt convertible into 615,589 shares of common stock. At March 31, 2008, the Company had potentially dilutive options and warrants totaling 23,701,420 shares.

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

Issuance of Stock for Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

Share-Based Compensation

We measure and record compensation expense for all share-based payment awards to consultants, employees and directors based on estimated fair values. Additionally, compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value.

Long-Lived Assets

Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of 2009. The adoption of FSP 142-3 has not had a significant impact on our financial statements.

FASB issued Staff Position No. EITF 03-6-1 - In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. EITF 03-6-1 is

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective for the Company in the first quarter of 2009. The adoption of EITF 03-6-1 has not had a significant impact on our financial statements

SFAS No. 157 - The Company adopted in the first quarter of fiscal 2009, the Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The effect on the Company’s periodic fair value measurements for financial and non-financial assets and liabilities was not material.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our financial statements.

In December 2007, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements, which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangement and clarifies, among other things, how to determine whether a collaborative arrangement is within the scope of this issue. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not have a significant impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and thus applies to the Company’s fiscal year ending March 31, 2009. The adoption of SFAS No. 159 did not have a significant impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 require that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. FAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 also encourage, but do not require, comparative disclosures for earlier periods at initial adoption The adoption of SFAS No 161 has not had a significant impact on our financial statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"). Among other things, SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on the reported prior year net loss.

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss of $2,181,974 for the fiscal year ended March 31, 2009 and it had a working capital deficit of $2,702,752 at March 31, 2009. The Company is currently looking for financing to provide the needed funds for operations. However, the Company can provide no assurance that it will be able to obtain the financing it needs to develop its properties and alleviate doubt about its ability to continue as a going concern.

3. NOTE RECEIVABLE– RELATED PARTY

Bowie Operating Company LLC

During the year ended March 31, 2009, the Company advanced Bowie $157,401 of which $15,000 was repaid. The advances are assessed interest at rate of 18% per annum. The advances are evidenced by a secured promissory note that is due on demand after September 1, 2009. Interest accruing on the note and charged to operations during the year ended March 31, 2009 was $7,138. The balance of the note as of March 31, 2009 was $149,539. Bowie is managed by the Company’s President.

Buccaneer Energy Corporation

During the year ended March 31, 2009, Glen Rose Petroleum Corporation advanced Buccaneer totaling $25,858 to pay for Buccaneer’s accounting services. The advances are assessed interest at rate of 18% per annum. The advances are evidenced by an unsecured promissory note that is due on demand after December 31, 2009. Interest accruing on the note and charged to operations during the year ended March 31, 2009 was $1,243. The balance of the note as of March 31, 2009 was $27,101. Buccaneer also is managed by the Company’s President.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of the changes in the estimated asset retirement obligation follows:

	2009	2008
Beginning asset retirement obligations	$87,918	$82,942
Additional liability incurred	—	—
Liabilities assumed by others	—	—
Accretion expense		4,976
Asset retirement costs incurred	(87,918)	—
Ending asset retirement obligation	$—	87,918

During the years ended March 31, 2009 and 2008, accretion expense of $0 and $4,976, respectively, was recognized and is reported in the consolidated statements of operations. During 2009, the Company determined that it no longer was subject to any legal obligation associated with the retirement of its long-term assets and therefore it charged off its asset retirement obligation.

5. INVENTORY

Inventory consists of the following:

	March 31
	2009	2008
Oil in tanks	$10,220	$79,241

6. NOTES PAYABLE, RELATED PARTIES

Lothian Oil, Inc.

During the year ended March 31, 2008, Lothian, a former majority shareholder of the Company, forgave a debt totaling $1,780,709 that was credited to equity.

Blackwood Ventures LLC

During the year ended March 31, 2009, Blackwood Ventures LLC has made advances to the Company totaling $116,000. The advances are assessed interest at an annual rate of 8%. Accrued interest is payable quarterly commencing on April 1, 2009. In lieu of receiving cash, Blackwood has the right to receive sharers of the Company’s common stock as payment for accrued interest at a conversion price of 5% over the bid price on the date of payment. The advances are evidenced by a debenture which is convertible into common stock of the Company at price per share of $ 0.19. The debenture matures on September 30, 2010. Accrued interest on the Note for the year ended March 31, 2009 amounted to $962, which was charged to operations. The balance of the note as of March 31, 2009 was $116,962. Blackwood is the Company’s majority shareholder.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buccaneer Energy Corporation

During the year ended March 31, 2009, Buccaneer advanced $30,500 to UHC Petroleum Corporation. The advances are evidenced by an unsecured promissory note that is due on demand after December 31, 2009. Interest accruing on the note and charged to operations during the year ended March 31, 2009 was $367. The balance of the note as of March 31, 2009 was $30,867. As indicated, Buccaneer is managed by the Company’s President.

7. ACCRUED PUT OPTION LIABILITY

The holders of our Put Option liability are prior employees, officers and directors of United Heritage Corporation. These individuals had accrued this compensation in prior years. To record this obligation, we entered into option agreements dated May 30, 2003 and May 24, 2004 under our 2000 Stock Option Plan to purchase shares of $.001 par value stock of United Heritage Corporation at a price of $1.50 per share as adjusted for reverse stock splits. As a result of the proposed merger with Lothian Oil, Inc., these option agreements were modified via amendment on or about February 16, 2006, to grant the Purchaser a put option to require United Heritage Corporation to purchase said options for a price of $4.00 per share less the purchase price, as adjusted by reverse stock splits, of $1.50 per share by making demand between April 1, 2008 and April 10, 2008 (“Put Option”). The Put Holders demanded their rights in the required period and this obligation of the Company was recognized as a liability.

8. MAJOR CUSTOMERS

During the years ended March 31, 2009 and 2008, the Company’s only operations pertained to its oil and gas producing activities in which it sold its production to one customer.

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

On May 23, 2008, by the way of a 14C our shareholders’ approved a private placement in accredited investors in which a total of 550,000 shares of our common stock at a price of $0.75 per share were issued for gross proceeds of $412,500. The Company also approved the issuance of a subscription receivable to Joseph Langston, its CFO and President, in which a total of 66,667 shares of our common stock at a price of $0.75 per share were issued for a $50,000 long term subscription receivable.

On June 12, 2008, Wind Hydrogen, Ltd. purchased 150,000 shares at $0.75 per share for $112,500 of the $500,000 private placement. In addition, Wind Hydrogen, Ltd. purchased 150,000 shares at $1.05 per share for $157,500, which the Board approved on June 30.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 30, 2008 the Board approved the offer by Richardson Patel to convert $215,738 of indebtedness due them for past legal services into common stock. The Company issued 253,810 shares of its common stock in consideration for the cancellation and recognized a $22,844 loss on the conversion that was charged to operations.

On September 18, 2008, the Company issued 100,000 shares of its common stock to Porter LeVay in consideration for the cancellation of $97,988 of indebtedness due them for past public relation services. The Company recognized a $17,988 gain on the cancellation of the debt that was credited to operation.

Issuance of Common Stock for Cancellation of Options

On September 25, 2008, the Company agreed to issue 62,500 restricted common shares to its former CEO, Scott Wilson, in exchange for the cancellation of 500,000 stock options and mutual releases of claims. On the original grant, the Company recorded the option value of $343,750 as accrued compensation. Upon the issuance of the shares and cancellation of the grant, the Company reclassed the $343,750 to equity.

Issuance of Common Stock for Conversion of Put Option

On January 15, 2008 the Company entered into an agreement to cancel an $833,335 option put held by Walter G. Mize (“Mize”), Consideration for the cancellation included 1,111,113 shares of the Company’s common stock and a stock warrant to purchase 555,556 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant expires in three years and was valued at $88,220. The per share market price of the common stock at the time of conversion was $0.82. The transaction resulted in a loss on conversion of $77,778.

Stock and Warrants Issued for Service

During the year ended March 31, 2008 as part of Joseph F. Langston’s consideration for services as a Company officer and director, he received 30,000 shares valued at $36,600.

Mr. Langston’s long term consulting agreement, entered into on December 18, 2007, provides for an annual salary of $60,000 per year and a $60,000 bonus paid in shares. The bonus resulted in the issuance of 65,217 common shares valued at $53,478. In addition to this basic compensation, Mr. Langston receives up to 1,200,000 stock purchase warrants which are earned based on net production in the Wardlaw Field measured on an average daily basis by month determination and 300,000 warrants based on the successful closing of a Company financing of $1 million or more. The warrants have not been earned and no expense has been recognized as of March 31, 2008 and 2009.

Applewood Energy plc represents the services to be provided by Paul Watson, the Company Chairman and Chief Executive Officer. Similar to Mr. Langston, Applewood received a consulting agreement on November 27, 2007,

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

providing for an annual salary of $60,000 per year and a $60,000 bonus paid in shares. The bonus resulted in the issuance of 34,482 common shares valued at $28,276. Mr. Watson is a geologist and engineering professional with direct oversight of field operations. Consequently, in addition to this basic compensation, Applewood receives up to 1,600,000 stock purchase warrants which are earned based on net production in the Wardlaw Field measured on an average daily basis by month determination. The warrants have not been earned and no expense has been recognized as of March 31, 2008 and 2009.

On November 28, 2007 we entered into, a 12 month consulting agreement with DK True Energy Development Ltd. and RTP Secure Energy Corp. These Consultants are to provide us services that include reservoir, geological, and engineering analysis. These Consultants agreed to accept warrants to purchase up to a total of 9,000,000 shares of our common stock at an exercise price of $1.05 per share, exercisable after December 31, 2007 and only on a cashless basis in place of cash compensation. The number of shares that would be issued is determined by multiplying the difference between the fair market value of the common stock and the warrant exercise price times the number of shares to be purchased and divide the product by the fair market value of the common stock. The fair market value of the common stock is computed by taking the average of the closing bid and asked prices of the common stock quoted in the Over-The-Counter Market or the last reported sale price of the common stock or the closing price quoted on the Nasdaq Capital Market or on any exchange on which the common stock is listed for the 30 trading days prior to the date of the company’s receipt of the warrant. The warrants will have a 5 year term. DK True Energy Development Ltd. will have the right to purchase 5,250,000 shares of our common stock and RTP Secure Energy will have the right to purchase 3,750,000 shares of our common stock. Blackwood Ventures LLC, has executed a voting agreement to approve the Consultants’ warrants. The right to purchase 1,147,500 shares of our common stock will vest 20 days following the date the information statement was sent to our shareholders; the right to purchase 2,452,500 shares of common stock will vest when we announce that we are implementing a development program based on the results of a pilot program completed for the Wardlaw field; and the right to purchase 5,400,000 shares of our common stock will vest at the rate of 675,000 shares when we produce an average of 250 barrels of oil per day over 30 days (“bopd30av”), 500 bopd30av, 750 bopd30av, 1,000 bopd30av, 1,250 bopd30av, 1,500 bopd30av, 1750 bopd30av and 2,000 bopd30av. The warrant will be fully vested when production reaches 2,000 bopd30av. This warrant issuance resulted in an expense of $395,346 during the year ended March 31, 2008.

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

On June 30, 2008, the Company amended its Directors’ compensation plan. At the end of each month, each director has the option of receiving $5,000 in the form of shares of the Company’s common stock or stock options to purchase 5,000 shares of the Company’s common stock. The price per share assigned to each issuance is equal to the closing average bid price of the Company’s common stock for the previous quarter. The previous agreement provided for the grant of 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month. In addition to the option grant indicated above, the Company also granted its President options to purchase 500,000 shares of the Company’s common stock at a price per share of $0.99. These 500.000 options fully vested on December 31, 2008.

During the year ended March 31, 2009, the Company issued 275,676 shares of common stock to certain Board of Directors as compensation for their services rendered. The shares were valued at $103,882 which was charged to operations.

During the year ended March 31, 2009, the Company granted options to purchase 620,000 shares of common stock to certain directors and officers as compensation for their services. The options were valued at $688,227, which was charged to operations. The exercise prices of these options range from $0.39 per share to $0.99 per share. In addition, during the year ended March 31, 2009, the Company granted options to certain consultants to purchase 200,000 shares of the Company’s common stock. The options were valued at $225,380.

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

On January 3, 2006, the Company granted options to purchase 500,000 shares to the Company’s chief executive officer for and in consideration of services provided to the Company. The options were issued with an exercise price of $1.05 per share for a term of three years with one-third of the options being exercisable immediately and one-third exercisable in each of the following two years. In September 2008, these options were cancelled in consideration for issuing 500,000 shares of the Company’s common stock. Upon the original issuance of the options, the Company recorded $343,750 as accrued compensation. The accrued compensation was reclassed  to equity upon the issuance of the 500,000 shares.

During the year ended March 31, 2008, the Company granted options to purchase 170,000 shares of common stock to certain directors and officers as compensation for their services. The options were valued at $44,137, which was charged to operations. The exercise prices of these options range from $0.63 per share to $1.71 per share. The options expire three years from date of grant.

The Company granted options to purchase 5,000 shares to the Company’s Directors at the end of each month during the month ended April 30, 2008 for and in consideration of services provided to the Company. The options to purchase 25,000 shares of common stock were issued at a weighted average exercise price of $0.78 per share for a term of three years. The Company recognized compensation expense of $8,310 on the issuance of these stock options.

The Company granted options to purchase 5,000 shares to the Company’s Directors at the end of each month during the month ended May 31, 2008 for and in consideration of services provided to the Company. The options to purchase 25,000 shares of common stock were issued at a weighted average exercise price of $0.85 per share for a term of three years. The Company recognized compensation expense of $20,081 on the issuance of these stock options.

The Company granted options to purchase 5,000 shares to the Company’s Directors at the end of each month during the month ended June 30, 2008 for and in consideration of services provided to the Company. The options to purchase 25,000 shares of common stock were issued at a weighted average exercise price of $1.35 per share for a

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term of three years. The Company recognized compensation expense of $28,573 on the issuance of these stock options.

On June 30, 2008, the Board of Directors awarded Mr. Langston 500,000 stock purchase options, vesting over six months with each priced as of the closing average bid price for the quarter ended June 30, 2008. The Company recognized compensation expense of $630,774 on the issuance of these stock options.

On June 30, 2008 the Board of Directors approved the hiring of Bill Hopper as Vice President of Operations. His employment agreement included 100,000 stock purchase options priced as of May 1, 2008, and vested in one year. The Company recognized compensation expense of $88,526 on the issuance of these stock options.

On June 30, 2008 the Board approved the independent consulting agreement of Barry Pierce and the hiring of him as Controller with a one year contract, this agreement included 100,000 stock purchase options to purchase 100,000 shares of common stock at $1.00 per share, fully vested after one year. The Company recognized compensation expense of $125,788 on the issuance of these stock options.

Director’s compensation was amended on June 30, 2008. Under the revised plan, each director can choose each month to receive either $5,000 in the form of the Company’s common stock or stock options to purchase 5,000 shares of common stock. The option price is equal to the Company’s closing average bid price for the previous ended quarter. The previous agreement provided for 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month.

The Company granted options to purchase 5,000 shares to the Company’s Directors at the end of each month during the quarter ended March 31, 2009 for and in consideration of services provided to the Company. The options to purchase 15,000 shares of common stock were issued at a weighted average exercise price of $0.39 per share for a term of three years. The Company recognized compensation expense of $2,221 on the issuance of these stock options.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the risk free rate, the expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2009. The expected option term was calculated based on the vesting period and the polling of the option holder. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.

Weighted average Black-Scholes fair value
assumptions:	2009	2008
Risk free rate	2.58%	2.48%
Expected life	3 yrs	3 yrs
Expected volatility	103%	84%
Expected dividend yield	0.0%	0.0%

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an option activity summary under the plans for the years ending March 31, 2008 and 2009.

						Weighted Average Grant Fair Value Date
			Weighted Average Remaining Contractual Life (years)
		Weighted Average Exercise Price
				Aggregate Intrinsic Value
	Number of Stock Options

Outstanding, March 31, 2007	1,725,000	$1.40	4.08	$	*

Granted	170,000	$1.03	—			$0.25
Exercised	—	—	—
Forfeited or Expired	—	—	—

Outstanding, March 31, 2008	1,895,000	$1.37	3.07	$	*

Granted	820,000	$0.35	—			$1.17
Exercised	—	—	—
Forfeited or expired	(500,000)	$(1.05)	—

Outstanding, March 31, 2009	2,215,000	$1.30	1.06	$	*

Exercisable, March 31, 2009	2,115,000	$1.31	1.05	$	*

———————

*

As of March 31, 2008 and 2009, there is no intrinsic value  associated with the outstanding or exercisable options as the Company’s stock price is lower than the exercise price of the options.

No options were exercised in the year ended March 31, 2009. No options remained unvested as of March 31, 2009.

The Company recognized $476,857 and $913,607 compensation expense on the granting of options in the years ended March 31, 2008 and 2009.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information for options outstanding as of March 31, 2009:

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted Average Remaining Life-Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Life-Years

< $1.00	920,000	2.18	$0.93	820,000	$0.94	2.17
1.35	25,000	2.25	1.35	25,000	1.35	2.25
1.45	20,000	1.92	1.45	20,000	1.45	1.92
1.50	1,185,000	0.17	1.50	1,185,000	1.50	0.17
1.71	25,000	1.92	1.71	25,000	1.71	1.92
2.91	40,000	0.17	2.91	40,000	2.91	0.17
$ <1.00-$2.91	2,215,000	1.06	$1.30	2,115,000	$1.32	1.01

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested, April 1, 2008	180,000
Granted	170,000	$0.25
Vested	(350,000)
Expired/forfeited	—
Nonvested, March 31, 2008	—
Granted	700,000	$0.97
Vested	(600,000)
Expired/forfeited	—
Nonvested, March 31, 2008	100,000	$0.82

The stock options described in Note 10 related to the options with $1.50 and $2.91 exercise prices were modified to extend the expiration date to March 31, 2009, add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008 and add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price. Since the put feature does not subject the holder to the normal risks of share ownership, the options are classified as liability awards and recorded at fair value. A liability and corresponding expense of $2,727,186 has been recorded in the accompanying financial statements as of March 31, 2007. The liability was $2,147,770 at March 31, 2008 and 2009. An additional expense of $253,919 was incurred during the year end March 31, 2008 related to the accrued put options.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

merger never occurred and no promissory notes or warrants were issued, or obligated to be issued, in connection with this offering.

The Company granted 50,234 warrants were issued for legal services exercisable at $1.50 per share to satisfy liabilities in fiscal 2006.

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

4)

Put conversion agreement warrants for the purchase of 555,556 shares with an average exercise price of $1.50 per share;

The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31:

	2009		2008
	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price

Beginning of year:	21,806,420	$1.80	5,085,334	$3.08
Granted	—	—	16,721,086	1.41
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
End of year	21,806,420	$1.80	21,806,420	$1.80
Exercisable	21,806,420	$1.80	21,806,420	$1.80

The following table summarizes information for warrants outstanding as of March 31, 2009:

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number	Weighted Average Remaining Life-Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$1.05 - $2.20	14,121,086	3.63	$1.23	4,746,086	$1.22
$2.25 - $3.00	4,778,667	4.23	$2.49	2,178,667	$2.62
$3.15 - $3.75	2,906,667	1.72	$3.42	2,906,667	$3.42

$1.05 - $3.75	21,806,420	3.51	$1.80	9,831,420	$2.18

During the year ended March 31, 2008, the Company recorded expenses for services rendered related to warrants issued under the agreements in the amount $1,156,049. During the year ended March 31, 2009, the Company did not record any expenses for services rendered related to warrants issued under the agreements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has no federal tax provision due to its operating losses.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2009	2008
U.S. statutory rate	34%	34%
Related party forgiveness of debt	—	—
Valuation allowance	(34)%	(34)%
Other	—	—
Effective tax rate	—	—

At March 31, the deferred tax asset and liability balances are as follows:

	2009	2008
Deferred tax asset:
Net operating loss	$1,052,895	$5,587,522
Accrued put option	—	730,242
Stock option expense	1,017,489	121,891
Long-term assets	106,834
Accrued expenses	—	146,767
	2,177,218	6,586,422

Deferred tax liability – difference in basis long -term assets	—	(555,586)

Net deferred tax asset	2,177,218	6,030,836
Valuation allowance	(2,177,218)	(6,030,836)

Deferred tax asset (liability)	$—	$—

The net change in the valuation allowance for 2009 was a decrease of $4,977,941 and 2008 had an increase of $431,483. The deferred tax asset is due primarily to the net operating loss carryover and the accrued put option expense.

The Company has a net operating loss carryover of approximately $16,400,000 available to offset future income for income tax reporting purposes, which will expire between 2007 and 2029, if not previously utilized. However, due to a change in majority ownership in 2007 and 2008, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. We had no material unrecognized income tax assets or liabilities at the date of adoption or during the twelve months ended March 31, 2009.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the twelve months ended March 31, 2009, there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004. We are not currently involved in any income tax examinations.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK BONUS PLAN

The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2007, 27,800 shares had been issued and remain outstanding in accordance with the plan. No shares were issued under the plan in 2008 or 2009.

13. CONTINGENCIES

The Company is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the Company is a party will have a material adverse effect on our financial condition or results of operations.

14. FAIR VALUE

The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of SFAS 157 did not impact the Company’s consolidated financial position or results of operations. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

The Company’s Level 1 assets include cash, accounts payable and accrued expenses. Due to the short term maturity of these liabilities, the Company valued them at net book value.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

The Company has no Level 2 assets or liabilities.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s Level 3 assets include notes receivable and notes payable. Due to the short term maturities, the Company valued the respective notes at the face value.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis.

	March 31, 2009 Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash	$18,867	$—	$—	$18,867
Accounts receivable	$10,273	$—	$—	$10,273
Notes receivable	$—	$—	$176,640	$176,640
Liabilities
Accounts payable and accrued expenses	$769,440	$—	$—	$769,440
Notes payable	$—	$—	$147,829	$147,829

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Notes Receivable	Notes Payable
Balance – March 31, 2008	$—	$—
Increase in receivable/payable	176,640	147,829
Balance – March 31, 2009	$176,640	$147,829

15. OIL AND GAS OPERATIONS

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31 are as follows:

	2009	2008
Capitalized costs of oil and gas properties
Proved	$5,840,732	$—
Unproved	—	5,915,184
	5,840,732	5,915,184
Less: accumulated depletion, depreciation and amortization	(41,876)	—

	$5,798,856	$5,915,184

Depletion expense for the year ended March 31, 2009 totaled $41,876 (approximately $.006 per unit of production

On July 23, 2008, the Company entered into a Participation Agreement with WHL Energy Limited. Under the terms of the agreement, the Company agreed to assign a 50% interest in certain leaseholds referred to as the Phase I Development in exchange for $2,500,000. Upon the execution of the agreement, WHL also paid $300,000 towards options to participate in the Phase II and Phase III development programs. Under the agreement, the $2,500,000 was paid in phases. WHL had the right not to pay the final $1,000,000 installment that was due in November 2008 and thereby terminate the agreement.  During the year ended March 31, 2009, the Company received a total of $1,800,000 of which $287,241 was applied against the agreed upon monthly non allocable general and administrative reimbursement, $53,447 was allocated against equipment purchases and $1,459,312 was allocated to the cost of the development of the Company’s oil and gas properties. WHL elected not to pay the $1,000,000 final installment for Phase I and thereby terminated the agreement.

Costs incurred in oil and gas producing activities were as follows:

	2009		2008
Property acquisitions:
Proved	$—		$—
Unproved	—		—
Exploration	—		—
Development	138,819	*	—
	$138,819		$—

———————

*

net of $1,459,612 reimbursement under the WHL participation agreement.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations of oil and gas producing activities for the years ended March 31 are as follows:

	2009	2008
Revenues from oil and gas activities:
Sales to unaffiliated parties	$122,279	$62,025
Expenses:
Production and operating	94,541	72,166
Depreciation, depletion and accretion	55,102	6,844
General and administrative	110,783	391,245
Impairment of proved reserves	125,353	—
Loss on sale of oil and gas assets	—	—
Total expenses	385,779	470,255
Pretax loss from producing activities	(263,500)	(408,230)
Income tax expense	—	—
Results of oil and gas producing activities	$(263,500)	$(408,230)

SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Proved Reserves

Independent petroleum engineers have estimated the Company’s proved oil and gas reserves, all of which are located in Edwards County, Texas. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.

The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

	Oil (Bbls)	Gas (Mcf)
March 31, 2007	—	—
Extensions, additions and discoveries	—	—
Revisions of previous estimates	528,017	—
Oil and gas asset sales	—	—
Production	(1,255)	—
Balance, March 31, 2008	526,762	—

Extensions, additions and discoveries	78,714	357,657
Revisions of previous estimates	—	—
Oil and gas asset sales		—
Production	(2,885)	—
Balance, March 31, 2009	602,591	357,657

Proved Developed Reserves:

Balance, March 31, 2008	526,762	—
Balance, March 31, 2009	602,591	357,657

The Company did not commission a reserve report for March 31, 2007 and thus reported zero reserves in its Form 10-K for the period ending March 31, 2007, despite also reporting 44 wells capable of producing as of March 31, 2007. The Company commissioned a reserve report for March 31, 2008. This was the primary cause of the revision of previous reserve estimates for March 31, 2007.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ending March 31, 2009, the Company conducted developmental activities on its Edwards County, Texas properties and commissioned a reserve report as of March 31, 2009. This caused the revision of previous estimates for March 31, 2009.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves for its sole oil and gas properties located in Edwards County, Texas.

	Years ended March 31,
	2008	2009
Future cash inflows (a)	$50,304,485	$22,308,530
Future costs: (a)
Production Cost	(14,117,866)	(6,178,624)
Development Cost	(2,002,500)	(1,444,500)
Future income tax expense (a)	(11,078,515)	(4,993,038)
Future net cash flows	23,105,604	9,692,368
10% annual discount for estimated timing of cash flows	(10,134,869)	(3,447,329)
Standardized measure of discounted future net cash flows related to proved reserves	$12,970,735	$6,245,039

———————

a)

Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates that relate to existing proved oil and gas reserves in which the Company has mineral interest.

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2009	2008
Balance Beginning of Year	$12,970,735	$—
Sales of oil and gas, net of production costs	—	10,141
Net changes in prices and production and development costs	(20,056,713)	50,437
Net change in future development costs	558,000	—
Purchase of minerals in place	—	—
Extensions and discoveries	—	—
Revision of previous quantity estimates	—	21,220,510
Net change in income taxes	(6,085,477)	(7,027,825)
Accretion of discount	6,687,540	—
Sales of reserves	—	—
Other	—	(1,282,528)
Balance end of year	$6,245,039	$12,970,735

The major decrease in future net cash flows between 2008 and 2009 pertains to the number of marginal wells that were projected to be drilled in 2008 that were not included in 2009 due to the actual decrease in the price per barrel of oil.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENTS

The Company entered into a new independent consulting engagement with Barry Pierce, whereby he will provide accounting services to the Company on a month to month basis, and will not be designated as an officer. His prior one year consulting agreement was fulfilled on March 23, 2009.

The Company received $105,000 from Blackwood Ventures, LLC. This $105,000 has been consolidated into the convertible debenture due Blackwood (See Note 6).