Form 10-Q
period 2009-06-30
Glen Rose Petroleum CORP
filed 2009-08-19
CIK 354567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 001-10179

———————

Glen Rose Petroleum Corporation

(Exact name of registrant as specified in its charter)

———————

Delaware	[87-0372826
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Suite 200, One Energy Square, 4925 Greenville Avenue, Dallas, Texas 75206

(Address of Principal Executive Office) (Zip Code)

(214) 800-2663

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes	✓	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2009, the Company had 10,816,200 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

TABLE OF CONTENTS

PAGE NUMBER

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

1

Consolidated Condensed Balance Sheets at June 30, 2009 (unaudited) and
March 31, 2009

1

Consolidated Condensed Statements of Income (unaudited) for the Three Months Ended
June 30, 2009 and June 30, 2008

3

Consolidated Condensed Statements of Cash Flows (unaudited) for the Three Months Ended
June 30, 2009 and June 30, 2008

4

Notes to Consolidated Condensed Financial Statements (unaudited)

5

Item 2.        Management’s Discussion and Analysis or Plan of Operation.

13

Item 3.        Controls and Procedures

17

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

19

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.        Defaults Upon Senior Securities

20

Item 4.        Submission of Matters to a Vote of Security Holders

20

Item 5.        Other Information

20

Item 6.        Exhibits

21

SIGNATURES

22

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,329	$18,867
Accounts receivable, no allowance considered necessary	12,214	10,273
Receivable from taxing authority	—	6,697
Notes receivable related parties – short term	164,247	176,640
Inventory	9,950	10,221
Prepaid expenses	13,750	22,627
Total current assets	203,490	245,325

IMPROVED OIL AND GAS PROPERTIES, accounted for using the full cost method	5,868,997	5,798,856

PROPERTY AND EQUIPMENT, at cost Field equipment	178,170	171,670
Computer equipment	14,206	14,206
Vehicles	41,281	41,281

Less accumulated depreciation	(28,443)	(21,957)

	205,214	205,200

TOTAL ASSETS	$6,277,701	$6,249,381

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

	June 30, 2009	March 31, 2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$654,054	$629,173
Accrued expenses	2,549	—
Accounts payable and accrued expense– related parties	291,856	140,267
Note payable – unrelated party	13,630	—
Note payable – related party	34,357	30,867
Accrued put option liability	2,147,770	2,147,770
Total current liabilities	3,144,216	2,948,077

LONG-TERM LIABILITIES
Note payable – related party	225,478	116,962
Total liabilities	3,369,694	3,065,039

SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 125,000,000 shares authorized; 10,816,200 shares issued and outstanding at June 30, 2009, and March 31, 2009	10,816	10,816
Receivable from related party for common stock	(50,000)	(50,000)
Additional paid-in capital	51,658,965	51,656,296
Accumulated deficit	(48,711,774)	(48,432,770)
Total shareholders’ equity	2,908,007	3,184,342

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,277,701	$6,249,381

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
	2009	2008

OPERATING REVENUES
Oil and gas sales	$35,210	$15,209
TOTAL OPERATING REVENUES	35,210	15,209

OPERATING COSTS AND EXPENSES
Production and operating	38,373	138,240
Depreciation and depletion	17,225	867
Accretion of asset retirement obligation	—	1,244
General and administrative	254,483	433,424
Stock compensation expense	2,669	99,477
TOTAL OPERATING COSTS AND EXPENSES	312,750	673,252

LOSS FROM OPERATIONS	(277,540)	(658,043)

OTHER INCOME (EXPENSE)
Interest income	7,613	—
Gain on disposal of asset	600	—
Loss on sale of equipment	—	(749)
Interest expense	(9,677)	—

NET LOSS	(279,004)	(658,792)

Loss per share (basic and diluted)	$(0.03)	(0.07)

Weighted average number of shares outstanding (basic and diluted)	10,816,200	9,694,910

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(279,004)	$(658,792)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and depletion	17,225	867
Accretion of asset retirement obligation	—	1,244
Stock compensation expense	2,865	99,477
Changes in operating assets and liabilities:
Accounts receivable	4,755	2,081
Short term notes receivable	(7,545)	—
Inventory	271	(16,052)
Other assets	8,877	(9,390)
Accounts payable and accrued expenses – related party	151,395	—
Accounts payable and accrued expenses	46,066	51,850
Net cash used in operating activities	(55,095)	(528,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(80,880)	(78,402)
Disposal of property and equipment	—	2,249
Proceeds from repayment on related party receivable	19,937	—
Purchases of property and equipment	(6,500)	(94,662)
Net cash used in investing activities	(67,443)	(170,815)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings, related party	105,000	—
Issuance of common stock	—	570,000
Cash proceeds received for pilot project	—	250,000
Advances on related party loans	14,000	—
Repayments of related party loans payable	(12,000)	—
Net cash provided by financing activities	107,000	820,000

Net (decrease) increase in cash	(15,538)	120,470

Cash at beginning of period	18,867	65,769

Cash at end of period	$3,329	186,239

Non-cash Investing and Financing Activities
Proceeds from sale of equipment applied to accounts payable-related party
Receivable from related party for common stock	(50,000)	(50,000)

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Glen Rose Petroleum Corporation’s (the “Company”, “we” or “our”) interim consolidated financial statements are unaudited and contain all necessary adjustments(consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results. These interim period results do not indicate expected full-year results or results for previously reported periods partly due to the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivatives, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition, interruption in production, our ability to obtain additional capital, and the success of proposed swabbing enhanced oil recovery work. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Glen Rose Petroleum Corporation’s Form 10-K dated March 31, 2009.

We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and included the accounts of Glen Rose Petroleum Corporation and its wholly-owned subsidiaries. We eliminated intercompany accounts and transactions. Management made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. We made significant assumptions in valuing our unproved oil and natural gas reserves, which may affect the amounts at which oil and natural gas properties are recorded.  We computed our stock based compensation expense using assumptions such as volatility, expected life and the risk-free interest rate. We may revise these estimates in the near term and these revisions could be material.

We prepared our financial statements on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has a working capital deficit which raises substantial doubt as to its ability to continue as a going concern. The Company had a net loss of $279,004 for the three months ended June 30, 2009 and a net loss of $2,181,974 for the fiscal year ended March 31, 2009 and, as of the same periods, the Company had an accumulated deficit of $48,711,774 and $48,432,770, respectively. During the quarter ended June 30, 2009, the Company did not raise any gross proceeds of additional equity financing. The Company is currently seeking financing to provide the needed funds to develop its properties and expand. However; the Company can provide no assurance that it will be able to obtain the financing it needs for property development and expansion. Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

Currently we have one customer who buys 100% of our production.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

The adoption of SFAS No 161 has not had a significant impact on our financial statements.

FASB issued Staff Position No. 142-3 - In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for the Company in the first quarter of fiscal 2009. The adoption of FSP 142-3 has not had a significant impact on our financial statements.

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

FASB issued Staff Position No. 157-3 - In October 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial statements or the fair values of our financial assets and liabilities.

FASB issued Staff Position No. 157-4 - In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial position, results of operations and cash flows.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

FASB issued Staff Position No. 140-4 and FASB Interpretation 46(R)-8 - In December 2008, the FASB issued Financial Staff Position (“FSP”) Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4” and “FIN 46(R)-8”). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our financial statements.

FASB issued Staff Position No. EITF 99-20-1 - In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment models of FAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

FASB issued Staff Positions No. 115-2 and No. 124-2 - In April 2009, the FASB issued FSP FAS 115-2 and FAS  124-2. These FSPs amend SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

FASB issued Staff Positions No. 107-1 and No. APB 28-1 - In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also require that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company adopted the disclosure requirements of this pronouncement in the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

SFAS No. 165 - In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement in the quarter ended June 30, 2009.

SFAS No. 166 - In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its consolidated results of operations or consolidated financial position.

SFAS No. 167 - In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

SFAS No. 168 - In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 3 – INVENTORY

Inventory consists of oil in tanks of $9,950 and $10,221 at June 30, 2009 and March 31, 2009, respectively. Inventory is valued at the lower of cost to produce the oil or the current available sales price.

NOTE 4 – LOSS PER COMMON SHARE

Basic loss per share of common stock is based on the weighted average number of shares outstanding during the three months ended June 30, 2009 and June 30, 2008. Diluted loss per common share is computed assuming all dilutive potential common shares were issued. Diluted loss per share has not been presented since the inclusion of potential common shares would be antidilutive.

The following is a summary of potentially dilutive securities excluded from the calculation of diluted loss per share because their effects would be antidilutive.

	Three Months Ended June 30,
	2009	2008

Stock Options	2,230,000	2,670,000
Warrants	21,806,420	21,806,420

	24,036,420	24,476,420

NOTE 5 - ACCRUED PUT OPTION LIABILITY

The holders of our Put Option liability are prior employees, officers and directors of United Heritage Corporation. These individuals had accrued this compensation in prior years. To record this obligation, we entered into option agreements dated May 30, 2003 and May 24, 2004 under our 2000 Stock Option Plan to purchase shares of $.001 par value stock of United Heritage Corporation at a price of $1.50 per share as adjusted for reverse stock splits. As a result of the proposed merger with Lothian Oil, Inc., these option agreements were modified via amendment on or about February 16, 2006, to grant the Purchaser a put option to require United Heritage Corporation to purchase said options for a price of $4.00 per share less the purchase price, as adjusted by reverse stock splits, of $1.50 per share by making demand between April 1, 2008 and April 10, 2008 (“Put Option”). The Put Holders demanded their rights in the required period and this obligation of the Company was recognized as a liability. The accrued Put Option liability totaled $2,147,770 at June 30, 2009 and March 31, 2009.

NOTE 6 – INCOME TAXES

Included in Company’s net deferred tax assets are approximately $16.5 million of potential future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. It is not certain that the Company will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, an allowance has been provided for the full amount of the net deferred tax asset. The Company’s recent change of majority ownership significantly reduced its ability to carry forward its net operating losses.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

NOTE 7 – STOCK OPTIONS

The following table summarizes pertinent information with regard to our stock option Plans for the three months ended June 30, 2009:

	Option and Rights	Weighted Average Exercise Price
Outstanding at beginning of year, April 1, 2009	2,215,000	1.30
Granted	15,000	0.23
Exercised
Forfeited
Expired

Outstanding at June 30, 2009	2,230,000	1.29

Exercisable at June 30, 2009	2,230,000	1.29

The weighted average contractual life of options outstanding and exercisable at June 30, 2009 was .92 years. The weighted average grant date fair value for options granted was $1.15 for the three months ending June 30, 2009.

The Company granted options to purchase 5,000 shares to the Company’s Directors at the end of each month during the quarter ended June 30, 2009 for and in consideration of services provided to the Company. The options to purchase 15,000 shares of common stock were issued at a weighted average exercise price of $0.23 per share for a term of three years. The Company recognized compensation expense of $2,669 on the issuance of these stock options.

NOTE 8 – MANAGEMENT COMPENSATION

Effective April 1, 2009, the Company changed its compensation policy in regards to issuing its common shares to its directors on a quarterly basis. Under the revised policy, the Company will accrue the compensation earned under the compensation plan and will issue the underlying common shares at the earlier of when other share issuances are required or at the end of the year, For the three months ended June 30, 2009, compensation of $46,760 was accrued and charged to operations.

NOTE 9 – NOTES PAYABLE - RELATED PARTIES

Blackwood Ventures LLC

During the quarter ended June 30, 2009, Blackwood Ventures LLC has made advances to the Company totaling $105,000. These advances were combined with earlier advances. Total advances as of June 30, 2009 totaled $221,000, which are assessed interest at an annual rate of 8%. Accrued interest is payable quarterly commencing on April 1, 2009. The advances and accrued interest are evidenced by a Convertible Debenture. Pursuant to the terms of the note, In lieu of receiving cash, Blackwood has the right to receive shares of the Company’s common stock as payment for accrued interest at a conversion price of 5% over the bid price on the date of payment. The advances are convertible into common stock of the Company at price per share of $ 0.19. The debenture matures on September 30, 2010. Interest accruing on the debenture during the quarter ended June 30, 2009 amounted to $3,515, which was charged to operations. The balance of the debenture, including accrued interest, as of June 30, 2009 was $225,478. Blackwood is the Company’s majority shareholder.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Buccaneer Energy Corporation

During the quarter ended June 30, 2009, Buccaneer advanced $14,000 to UHC Petroleum Corporation of which $12,000 was repaid by the Company. The advances are evidenced by an unsecured promissory note that is due on demand after December 31, 2009. Interest accruing on the note and charged to operations during the quarter ended June 30, 2009 was $1,490. The principal and interest balance of the note as of June 30, 2009 was $34,357. Buccaneer is managed by the Company’s then-President. See Management Discussion and Analysis, Item 5 – Other Information.

NOTE 10 - NOTE RECEIVABLE– RELATED PARTY

Bowie Operating Company LLC

During the quarter ended June 30, 2009, the Company collected $19,937 of its loan outstanding to Bowie Operating Company, LLC. The advances are assessed interest at rate of 18% per annum. The advances are evidenced by a secured promissory note that is due on demand after September 1, 2009. Interest accruing on the note and credited to operations during the quarter ended June 30, 2009 was $6,317. The balance of the principal and interest on the note as of June 30, 2009 was $135,918. Bowie is managed by the Company’s former President. See Management Discussion and Analysis, Item 5 – Other Information.

Buccaneer Energy Corporation

During the quarter ended June 30, 2009, Glen Rose Petroleum Corporation did not make any advances to Buccaneer. The advances are assessed interest at rate of 18% per annum. The advances are evidenced by an unsecured promissory note that is due on demand after December 31, 2009. Interest accruing on the note and charged to operations during the quarter ended June 30, 2009 was $1,228. The balance of the note as of March 31, 2009 was $28,329. Buccaneer also is managed by the Company’s the-President. See Management Discussion and Analysis, Item 5 – Other Information.

NOTE 11 – NOTE PAYABLE – UNRELATED PARTY

On May 4, 2009, Glen Rose Petroleum Corporation and an outside consultant entered into a promissory note of $13,630 for prior amounts due the consultant. The note is payable in three monthly installments commencing in July 2009. If any payment is paid late, the remaining balance will be subject to interest at 18% per cent per annum, compounded monthly, reverting back to the effective date of the note.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the Company is a party will have a material adverse effect on our financial condition or results of operations.

The Company Board of Directors and Joseph Langston are in discussion relating to warrants to purchase 250,000 shares of common stock. A disagreement exists between the parties on whether these warrants were actually issued to Mr. Langston. The Company could have a contingent liability for these warrants.

During the quarter ended June 30, 2009 all the Company insurance policies lapsed due to nonpayment, and the Company has no insurance coverage in force as of August 14, 2009. The Company could be subject to significant losses and liabilities if the Company incurs property damage or claims are filed against the Company by personnel or third parties for personal injuries or other actions. The Company is currently in the process of having its insurance policies reinstated. The Company has not accrued any reserve on its financial statements for any potential liabilities relating to the lack of insurance coverage.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On June 25, 2009, Paul Watson resigned as Chairman, Chief Executive Officer of the Company. In addition, Mr. Watson’s consulting company, Applewood Energy, resigned from its consulting agreement with the Company. The company accepted Mr. Watson’s resignation on June 29, 2009.

NOTE 13 – SUBSEQUENT EVENTS

On July 21, 2009, Joseph Langston resigned his position as a Director of the Company. Additionally, Mr. Langston resigned as President and Chief Financial Officer of the Company and all its subsidiaries on July 29, 2009. Mr. Langston will remain a consultant to the Company pursuant to his Amended Consulting Agreement dated June 30, 2009. Mr. Langston was replaced as the Company’s President and Chief Financial Officer by Andrew Taylor-Kimmins, who was elected to the Board of Directors as Chairman of the Board. Mr. Taylor-Kimmins currently works for Blackwood Capital Limited. In addition, On July 21, 2009, Joseph Tovey was retained to assist the Company in its operating, financing and accounting activities. The Board has granted Mr. Tovey authority to act on behalf of the Company in certain financial matters.

On August 11, 2009, the Company received the first consideration for a short-term financing of the Company pursuant to an agreement with Dr. Howard Berg. Under the agreement Dr. Berg is paying the Company $250,000 and receiving senior secured note in the principal amount of $250,000 with a three month term carrying an interest rate of 1.5% per month, a warrant to purchase 250,000 Company shares at $.33 expiring January 30, 2011 and a warrant to purchase 250,000 Company shares at $.67 expiring July 30, 2012. The note is secured by Company assets.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, plan of operation and liquidity should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-K for the fiscal years ended March 31, 2009 and 2008.

OVERVIEW

Glen Rose Petroleum Corporation (“Glen Rose”) is a Delaware corporation formed in 2008. The Company was previously United Heritage Corporation, a Utah corporation that was formed in 1981 and was reincorporated in Delaware in 2008. The reincorporation entailed a reincorporation merger agreement between Glen Rose Petroleum Company and United Heritage Corporation, but there were no substantive changes in assets or personnel and we also have continuous financial reporting through the reincorporation.

Glen Rose owns UHC Petroleum Corporation (“Petroleum”), a Texas corporation, which is a licensed operator with the Texas Railroad Commission. Petroleum is an independent producer of natural gas and crude oil based in Dallas, Texas. Petroleum operates the Wardlaw Field. The Wardlaw Field lies in Edwards County, Texas in the southeast portion of the Val Verde Basin and is approximately 28 miles west of Rocksprings and 550 miles west of Dallas. Current oil production from the field comes from the Glen Rose formation at a depth of less than 600 feet. The Company’s petroleum leaseholds consist of approximately 10,502 gross acres, of which more than 10,000 acres are undeveloped. The leaseholds include 103 wellbores. Of these wells, approximately 90 are currently capable of producing and 44 wells are producing. We are in the process of evaluating the wells’ design and are developing a detailed plan for the shallow (less than 1,000 feet depth) formation of the entire field. Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field. The lease terms provide that the leases on our entire acreage is extended by a period of 90 days each time a well (successful or not) is drilled; therefore, based on drilling to date, the primary lease term currently extended to 2014.

Currently we have one customer who buys 100% of our production; but we believe that other purchasers are available for our production. Our customer risk primarily stems from the purchaser’s solvency relating to outstanding balances. The purchaser has historically timely paid and we have no information that would indicate that it would be unable to continue paying in the future.

We have no patents, trademarks, material license agreements, franchises, or labor contracts.

In addition to Petroleum, Glen Rose also owns UHC Petroleum Services Corporation (“Services”) a Texas corporation; UHC New Mexico Corporation, a New Mexico corporation; and National Heritage Sales Corporation, a Texas corporation. UHC New Mexico Corporation and National Heritage Sales Corporation have not operated for a number of years, and the Company may wind up these corporations in the coming year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed from time to time with the Securities and Exchange Commission by Glen Rose Petroleum Corporation (referred to as the “Company”, “we”, “us” or “our”), contains certain forward-looking statements and information based upon the beliefs of, and data currently available to, our management, as well as estimates and assumptions made by our management regarding the Company’s financial condition, future operating performance, results of operations and other statements that are not statements of historical fact. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “plan”, “forecast” or the negative of these terms and similar expressions and variations thereof are intended to identify such forward-looking statements. These forward-looking statements appear in a number of places in this Form 10-Q and reflect the current view of our management with respect to future events. Such forward-looking statements are not guarantees of future performance and are subject to certain important risks, uncertainties, assumptions and other factors relating to our industry and operations which could cause results to differ materially from those anticipated, believed, estimated, expected intended or planned. Some of these risks include, among other things:

•

whether we will be able to find financing/produce cash flows to continue/expand our operations;

•

whether changes in regulatory requirements will adversely affect our business;

•

environmental risks;

•

volatility in commodity prices, supply of, and demand for, oil and natural gas;

•

whether the recovery methods that we use in or will use in our oil and gas operations succeed;

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

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of the filing date of this quarterly report on Form 10-Q, we have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt as to our ability to continue as a going concern. We had net loss of $279,004 for the three months ended June 30, 2009 and a net loss of $2,181,974 for the fiscal year ended March 31, 2009. As of the same periods, we had an accumulated deficit of $48,711,774 and $48,432,770, respectively. Unless we are able to attract the financing needed to develop our properties, there can be no assurance that we will be able to continue as a going concern.

Management is currently reviewing the Company’s operations with the intent of increasing revenue and reducing expenses. In addition, Management is also seeking funding with third parties through the issuance of debt and equity. In addition, we are also in discussions with third parties regarding sharing arrangements relating to our interest in the Wardlaw Field including farm outs. There is no assurance that our attempts to obtain funding or find a suitable party in connection with the further development of the Wardlaw Field will be successful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our audited financial statements contained in our annual reports on Forms 10-K for the fiscal years ended March 31, 2009 and March 31, 2008. We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially. Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition and liquidity.

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

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities in Note 15 to the consolidated financial statements in our March 31, 2009 Form 10-K. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

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

Income Taxes - Included in our net deferred tax assets are approximately $16.5 million of potential future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset. Moreover, our recent change of majority ownership significantly reduced our ability to carry forward our net operating losses.

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

RESULTS OF OPERATIONS

The following comparison of selected financial data for the three months ended June 30, 2009 financial data of the three months ended June 30, 2008 are derived from our unaudited consolidated condensed financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. This information is qualified in its entirety by, and should be read in conjunction with, such financial statements and related notes contained therein.

	Three Months Ended June 30,
	2009	2008
Income Data
Revenues	$35,210	$15,209
Depreciation and depletion	17,225	867
Total operating costs and expenses	312,750	673,252

Loss from operations	(277,540)	(658,043)

Income tax	—	—

Net loss	$(279,004)	$(658,792)

Basic and diluted loss per share	$(0.03)	$(0.07)

Weighted average number of shares outstanding	10,816,200	9,694,910

Oil and Gas Results

Our revenues increased $20,001, or approximately 132%, from $15,209 for the three months ended June 30, 2008, to $35,210 for the three months ended June 30, 2009. Oil production from our wells located on the Wardlaw Field in Edwards County, Texas, is currently approximately 15 barrels of oil per day to our interest.

Our total operating costs and expenses decrease $360,502, or approximately 54%, from $673,252 for the three months ended June 30, 2008, to $312,750 for the three months ended June 30, 2009. The decrease in our operating expenses was primarily attributable to decreases in stock compensation expense and other general and administrative expenses for the three months ended June 30, 2009.

Our depreciation and depletion increased by $16,358, or approximately 1,887%, from $867 for the three months ended June 30, 2008, to $17,225 for the three months ended June 30, 2009. General and administrative expenses decreased $178,941, or approximately 41%, from $433,424 for the three months ended June 30, 2008, to $254,483 for the three months ended June 30, 2009. This decrease in our general and administrative expenses during the current three month period is primarily attributable to reduced engineering costs, legal fees, and accounting and other professional fees.

Our loss from operations decreased from $658,043 for the three months ended June 30, 2008, to $277,540 for the three months ended June 30, 2009. This change in our loss from operations is primarily attributable to a decrease in consulting and stock compensation expenses as well as increases in oil sales.

Our net loss decreased $379,788, from $658,792 for the three months ended June 30, 2008, to $279,004 loss for the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations. We anticipate that this will change in the near future as a result of our combined capital raising and development efforts, combined with operating changes.

Current liabilities also increased from $2,948,077 at March 31, 2009 to $3,144,216 at June 30, 2009, an increase of $196,139 or approximately 6%.

We have a working capital deficit of $2,940,726 at June 30, 2009 as compared to a working capital deficit of $2,702,752 at March 31, 2009, an increase of $237,974 or approximately 9%. The increase in our working capital deficit resulted primarily from the increase in our current liabilities due to increases in development and production costs during the quarter ending June 30, 2009.

Shareholders’ equity decreased $276,335 from $3,184,342 at March 31, 2009, to $2,908,007 at June 30, 2009.

There was an increase of $28,320, or approximately less than 1% in our total assets, from $6,249,381 at March 31, 2009 to $6,277,701 at June 30, 2009.

Cash Flow

Our operations used $55,095 of cash in the three months ended June 30, 2009. This is primary due to a net loss of $279,004. Cash of $56,704 was used in investing activities during the three months ended June 30, 2009, which consisted of $80,800 paid for improvements to our oil and gas properties, $6,500 paid for purchases of property and equipment, and $19,937 received from principal repayments on a related party note receivable from Bowie Operating Company, LLC. In comparison, during the three months ended June 30, 2008 we used $170,815 in cash to improve our oil and gas properties and purchase equipment.

During the three months ended June 30, 2009, the Company has received the balance remaining of the January 2009 Blackwood Ventures LLC Sub Debt financing of $105,000.

At June 30, 2009, we had cash on hand in the amount of $3,329 as compared to $186,239 at June 30, 2008.

The sale price of oil produced by our Wardlaw Field decreased by $48.18 a barrel, or approximately 48%, from $100.41 a barrel for the three months ended June 30, 2008, to $52.23 a barrel for the three months ended June 30, 2009. Production costs per barrel of oil produced for the three months ended June 30, 2009 decreased $90.85, or approximately 67%, from $135.87 a barrel for the three months ended March 31, 2009, to $45.02 a barrel for the three months ended June 30, 2009.

If we did not increase activity in the Wardlaw Field, we believe that our expenses would decrease significantly; however, we have a plan to begin reworking 44 of the existing well bores, as part of a pilot flooding program which will commence upon raising of the necessary funding. There can be no assurance of success, and unless production and sales of oil and gas significantly increase, we may not be able to attain profitability, or even be able to continue as a going concern.

Except as otherwise discussed in this quarterly report, we know of no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short-term or long-term liquidity or on our net sales or revenues from continuing operations. We do not currently have any significant commitments for capital expenditures for the next twelve months, but do have significant plans, depending upon success of the pilot flooding program and our success in attracting capital.

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

In the year ending March 31, 2009 Glen Rose Petroleum Corporation’s management team assessed several of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board ("PCAOB") in the United States.

In management's opinion, based on the assessment completed for the year ended March 31, 2009, that was completed after June 30, 2009 and is relevant for three-month time period ending June 30, 2009 as well, the internal controls over financial reporting are not operating effectively due to limited personnel and a lack of segregation of duties. Because of the limited personnel and lack of segration of duties, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly and annual financial statements. This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

Country Boy Feed and Supply v. United Heritage Corporation.

On May 6, 2009, Country Boy Feed and Supply filed a claim in small claims court in Edwards County, Texas for propane gas and other expenses in the amount of $9,463. This claim was settled on August 11, 2009 for the sum of $8,500.00 that has been paid.

Recon Technologies of Oklahoma, Inc. v. UHC Petroleum Corporation and Glen Rose Petroleum Corporation

In July 2009, Recon Technologies of Oklahoma, Inc. filed a lawsuit against UHC Petroleum Corporation and Glen Rose Petroleum Corporation for $109,283.72 for alleged goods, wares, merchandise, or services delivered. The Company’s and UHC Petroleum Corporation’s answer is not yet due. The Company and UHC Petroleum Corporation intend to file an answer and defend the matter.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended June 30, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2009.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation filed in Delaware on May 22, 2008 (1)

3.3	Bylaws filed herewith (2)

10.1	1995 Stock Option Plan (3)

10.2	1998 Stock Option Plan (4)

10.3	2000 Stock Option Plan (5)

10.4	2002 Consultant Equity Plan (6)

10.5	2008 Stock Option Plan (7)

31.1	Certification of Chief Executive Officer (8)

31.1	Certification of Chief Financial Officer (8)

32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act (8)

———————

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

GLEN ROSE PETROLEUM CORPORATION

Date: August 18, 2009	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President