Form 10-K/A
period 2007-12-31
Glen Rose Petroleum CORP
filed 2009-11-02
CIK 354567

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report on Form 10-KSB for the year ended March 31, 2007, filed with the Securities and Exchange Commission ("SEC") on July 16, 2007 (the "Original Annual Report"). This amendment revises the loss from operations on page F-5 of the financial statements and related disclosure in the Management Discussion and Analysis.  A loss on the sale of oil and gas assets was moved from below the operating expense line up to be included in operating expenses.  The amendment has no impact on the Company’s net income or loss.

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

In 2007 the Company was named United Heritage Corporation and was incorporated in Utah.  In 2008 United Heritage was reincorporated in Delaware from Utah and changed its name to Glen Rose Petroleum Corporation.

The Form 10-KSB has been phased out by the Securities and Exchange Commission since the filing of the original Form 10-KSB in July 2007.  Consequently this filing is an amended Form 10-K/A rather than an amended Form 10-KSB.

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

OVERVIEW

We are an independent producer of natural gas and crude oil. We produce from properties we lease in Texas. We acquired our Texas property, which includes 130 wellbores (of which approximately 44 wells are capable of producing), in February 1997. Our plan has been to develop these properties by reworking many of the existing wells and drilling additional wells. However, the revenues we earned did not provide us with enough money to implement our development plans.

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

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements, special purpose entities or financing partnerships.

RESULTS OF OPERATIONS

The following selected financial data for the two years ended March 31, 2007 and March 31, 2006 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

	Year Ended	Year Ended
	March 31, 2007	March 31, 2006

Income Data :
Revenues	$1,014,734	$601,685
Income Profit (Loss)	$(11,435,134)	(17,371,395)
Income Profit (Loss)
Per Share	$(1.77)	$(2.98)
Weighted Average
Number of Shares	6,446,758	5,830,188

Balance Sheet Data :
Working Capital (deficit)	$(1,218,803)	$(1,765,656)
Total Assets	$9,983,559	$15,461,605
Current Liabilities	$3,427,471	$1,998,447
Long-Term Debt	$2,941,983	$1,413,003
Shareholders’ Equity	$803,977	$11,783,643

Combined Results

Our 2007 fiscal year revenues were $1,014,734, an increase of $413,049 or approximately 69%, as compared to revenues of $601,685 for the 2006 fiscal year. The sales revenue increase for the 2007 fiscal year was due primarily to increased volume of oil sold.

Total operating expenses of $11,993,185 reflects a decrease of $13,864,818, or approximately 54%, for the 2007 fiscal year as compared to operating expenses of $25,858,003 for the 2006 fiscal year. The significant operating expenses reported for the 2006 fiscal year resulted from the inclusion of $23,199,110 in impairment of our oil and gas properties, which was not taken in 2007. The impairment was taken in conjunction with the re-evaluation of our reserves. General and administrative expenses decreased slightly by $22,464, or approximately 2%, from $1,339,920 in the 2006 fiscal year to $1,317,456 in the 2007 fiscal year. We also incurred a put option expense of $2,727,186 during the fiscal year ended March 31, 2007. We had no similar expense during the fiscal year ended March 31, 2006. Interest expense was $456,683 in the 2007 fiscal year, as compared to $221,445 in the 2006 fiscal year. The increase during the 2007 fiscal year was due primarily to the increase in the amount of money loaned to us by Lothian for development of our properties.  2007 fiscal year operating expenses include a $6,125,233 loss on the sale of oil and gas assets.

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

This Form 10-K/A contains estimates of our proved oil and gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently imprecise. Additionally, our interpretations of the rules governing the estimation of proved reserves could differ from the interpretation of staff members of regulatory authorities resulting in estimates that could be challenged by these authorities.

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

ITEM 7.	FINANCIAL STATEMENTS

The financial statements and supplementary data required to be included in this Item 7 are set forth at page F-1 of this Annual Report.

ITEM 13.	EXHIBITS

Exhibits

23	Consent of Weaver and Tidwell, L.L.P.(13)

31.1	Certification of Chief Executive Officer and Chief Financial Officer (13)

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act (13)

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7, 2009	GLEN ROSE PETROLEUM CORPORATION

	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 16th day of July 2007.

SIGNATURE, TITLE

/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
Chairman

/s/ Ted Williams
Ted Williams
Director

/s/ Paul K. Hickey
Paul K. Hickey
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
United Heritage Corporation

We have audited the accompanying consolidated balance sheets of Glen Rose Petroleum, a Delaware corporation, formerly known and operating as United Heritage Corporation, a Utah corporation and subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of operations (as amended), changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glen Rose Petroleum, a Delaware corporation, formerly known and operating as United Heritage Corporation, a Utah corporation and subsidiaries as of March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. .

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

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND 2006

	2007	2006

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,835,148	$1,248,763
Accounts payable, related party	797,088	405,000
Accrued expenses	343,750	344,684
Accrued interest, related party	451,485	—
Total current liabilities	3,427,471	1,998,447
LONG-TERM LIABILITIES
Asset retirement obligation	82,942	266,512
Note payable, related parties	2,941,983	1,413,003
Accrued put option liability	2,727,186	—
Deferred tax liability	—	—
Total liabilities	9,179,582	3,677,962
SHAREHOLDERS' EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 125,000,000 shares authorized, 6,446,758 issued and outstanding	6,447	6,447
Additional paid-in capital	43,796,676	43,341,208
Accumulated deficit	(42,999,146)	(31,564,012	) )
Total shareholders' equity	803,977	11,783,643
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,983,559	$15,461,605

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED HERITAGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

OPERATING REVENUES
Processed meat products	$—	$8,694
Oil and gas sales	1,014,734	592,991
Total operating revenues	1,014,734	601,685
OPERATING COSTS AND EXPENSES
Processed meat products	—	15,996
Production and operating	1,320,401	259,290
Depreciation and depletion	490,507	1,027,155
Accretion of asset retirement obligation	12,402	16,532
Loss on sale of oil and gas assets	(6,125,233)	—

General and administrative	1,317,456	1,339,920
Put option expense	2,727,186	—
Ceiling test impairment of oil & gas properties	—	23,199,110
Total operating costs and expenses	11,993,185	25,858,003
Loss from operations	(10,978,451)	(25,256,318)
OTHER INCOME (EXPENSE)
Gain on forgiveness of debt	—	116,457
Loss on notes receivable	—	(87,500)

Interest expense	(456,683)	(221,445)
Miscellaneous income	—	27,486
Income (loss) before income tax	(11,435,134)	(25,421,320)
INCOME TAX (EXPENSE) BENEFIT	—	8,049,925
Net income (loss)	$(11,435,134)	$(17,371,395)
Income (loss) per share:
Basic and diluted	$(1.77)	$(2.98)
Weighted average number of shares outstanding Basic and diluted	6,446,758	5,830,188

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

The Company’s historical consolidated statements of operations for the year ended March 31, 2005 and for each of the quarters in that year and the first three quarters of the fiscal year ended March 31, 2006 reflect the effects of the restatement on the calculation of historical depletion. The Company did not amend the Annual Report filed on Form10-KSB for the year ended March 31, 2005 or the Quarterly Reports filed on Form 10-QSB for any periods prior to March 31, 2006. The financial statements and related information contained in those reports should no longer be relied upon. A summary of the effects of the restatement on reported amounts for the year ended March 31, 2005 and the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 is presented below. The information presented represents only those statements of operations, balance sheet and cash flow statement line items affected by the restatement.

NOTE 1.	RESTATEMENT OF HISTORICAL FINANCIAL STATEMENTS (continued)

	March 31, 2005
	As Reported	As Restated

Balance Sheet:
Prepaid expenses	$48,374	$125,195
Proved oil and gas properties	38,565,819	2,301,263
Accumulated depletion	204,706	1,026,934
Unproved oil and gas properties	834,579	35,215,630
Vehicles	22,045	57,603
Accumulated depreciation	85,637	115,384
Total Assets	39,683,457	37,882,584
Accumulated deficit	(12,391,744)	(14,192,617)
Total liabilities and shareholders’ equity	39,683,457	37,882,584

	Quarters Ended (Unaudited)
	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Operations:
Depreciation and depletion	$11,734	$64,005	$14,187	$389,435	$21,269	$234,880
Ceiling test impairment	—	—	—	23,199,110	—	—
Total operating costs and expenses	271,475	323,746	418,970	23,993,328	354,531	568,142
Loss from operations	(144,392)	(196,663)	(234,528)	(23,808,886)	(173,095)	(386,706)
Income tax	—	—	—	8,049,925	—	—
Net loss	(219,013)	(271,284)	(304,821)	(15,865,481)	(209,792)	(423,403)
Basic and diluted loss per share	(0.04)	(0.05)	(0.06)	(2.98)	(0.03)	(0.07)

	Quarters Ended (Unaudited)
	June 30, 2005		September 30, 2005		December 31, 2005
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Cash Flows:
Net loss	$(219,013)	$(271,284)	$(304,821)	$(15,865,481)	$(209,792)	$(423,403)
Depreciation, depletion and amortization	11,734	64,005	14,187	389,435	21,269	234,880
Ceiling test impairment	—	—	—	23,199,110	—	—
Deferred tax	—	—	—	(8,049,925)	—	—

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Prior to adopting SFAS No. 123(R), the Company accounted for its employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , (“APB No. 25”) and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

Using the above assumptions, the fair value of the options granted to employees and directors on a pro forma basis would result in additional compensation expense of $359,571 for the year ended March 31, 2006. As such, pro forma net loss per share would be as follows for the years ended March 31, 2006.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes . As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued SFAS No. 157 , ”Fair Value Measurements”, which addresses how companies should measure fair value when companies are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Although the disclosure requirements may be expanded where certain assets or liabilities are fair valued such as those related to stock compensation expense and hedging activities, the Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2006, the FASB issued FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements . This FASB Staff Position, or FSP, specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies .  This FSP also requires certain disclosures regarding registration payment arrangements and liabilities recorded for such purposes. This FSP is immediately effective for registration payment arrangements entered into or modified after December 21, 2006. The guidance of this FSP is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years for registration payment arrangements entered into prior to December 21, 2006. This FSP requires adoption by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of our partners’ capital accounts as of the first interim period of the year in which this FSP is initially applied. The adoption of this FSP is not expected to materially affect the Company’s financial position, results of operations or cash flows.

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

NOTE 6.   ASSET RETIREMENT OBLIGATIONS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This statement, adopted by the Company as of April 1, 2003, establishes accounting and reporting standards for the legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and the normal operation of long-lived assets. It requires that the fair value of the liability for asset retirement obligations be

NOTE 6.   ASSET RETIREMENT OBLIGATIONS (continued)

recognized in the period in which it is incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is allocated to expense using a systematic method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

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

NOTE 13.   STOCK OPTION PLANS (continued)

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

NOTE 13.   STOCK OPTION PLANS (continued)

The following table summarizes information for options outstanding as of March 31, 2007:

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted Average Remaining Life- Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Life Years

$1.50	1,185,000	2.17	$1.50	1,185,000	$1.50	2.17
2.91	40,000	2.17	2.91	26,667	2.91	2.17
1.05	500,000	8.76	1.05	333,333	1.05	8.76

$1.05-$2.91	1,725,000	4.08	$1.36	1,545,000	$1.43	3.59

As of  March 31, 2007 and 2006, nonvested options were comprised of the following:

	Number of shares	Weighted average grant date fair value

Nonvested March 31, 2005	0	0
Granted	673,333	2.15
Vested	313,334	1,81
Expired/forfeited	0	0
Nonvested, March 31, 2006	359,999	2.44
Granted	0	0
Vested	179,999	2.44
Expired/forfeited	0	0
Nonvested, March 31, 2007	180,000	2.44

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

The Company’s federal tax provision consists of the following:

	2007	2006

Current	$0	$0
Adjustments of beginning of year valuation allowance	0	(3,099,000)
Deferred	3,729,296	(4,950,925)
Valuation allowance	(3,729,296)	0
Federal	$0	$(8,049,925)

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2007	2006

U.S. statutory rate	34%	34%
Valuation allowance	(34)%	0
Other	0	(2)%
Effective tax rate	0	32%

NOTE 15.	INCOME TAXES continued

At March 31, the deferred tax asset and liability balances are as follows:

	2007	2006

Deferred tax asset
Net operating loss	$5,207,899	$3,089,263
Accrued put option	927,243	—
Accrued expenses	145,075	207,489
	6,280,217	3,296,752
Deferred tax liability - oil and gas properties	(680,865)	(1,426,696)

Net deferred tax asset	5,599,352	1,870,056
Valuation allowance	(5,599,352)	(1,870,056)
Deferred tax asset (liability)	$0	$0

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