Form 10-Q/A
period 2008-09-30
Glen Rose Petroleum CORP
filed 2009-11-02
CIK 354567

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
See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting during the second quarter that could materially affect or is reasonably likely to materially affect our internal control over financial reporting.

Other than as described above, there were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

EXHIBITS

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEN ROSE PETROLEUM CORPORATION

Date: October 7, 2009	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Financial Officer