Form 10-Q/A
period 2008-12-31
Glen Rose Petroleum CORP
filed 2009-11-02
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A2

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting during the third quarter that could materially affect or is reasonably likely to materially affect our internal control over financial reporting.

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