Form 10-Q
period 2009-09-30
Glen Rose Petroleum CORP
filed 2009-11-20
CIK 354567

PRIVILEGED COMMUNICATION DRAFT DOCUMENT FOR REVIEW BY COUNSEL
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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
☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2009, the Company had 11,131,852 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$34,243	$18,867
Accounts receivable, no allowance considered necessary	11,632	10,273
Receivable from taxing authority	-	6,697
Notes receivable– short term	171,819	176,640
Inventory	15,501	10,221
Prepaid expenses	7,670	22,627
Total current assets	240,865	245,325

IMPROVED OIL AND GAS PROPERTIES, accounted for using the full cost method	5,907,350	5,798,856

PROPERTY AND EQUIPMENT, at cost
Field equipment	149,281	171,670
Computer equipment	14,206	14,206
Vehicles	41,281	41,281

Less accumulated depreciation	(32,959)	(21,957)

	171,809	205,200

TOTAL ASSETS	$6,320,024	$6,249,381

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

	September 30, 2009	March 31, 2009
	Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$729,430	$629,173
Accrued expenses	-	-
Accounts payable and accrued expense– related parties	130,000	140,267
Convertible Note payable net of unamortized discount and loan fee	180,402	-
Note payable – unrelated party	35,947	30,867
Accrued put option liability	2,147,770	2,147,770
Total current liabilities	3,223,549	2,948,077

LONG-TERM LIABILITIES
Note payable – related party	346,842	116,962
Total liabilities	3,570,391	3,065,039

SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 125,000,000 shares authorized; 11,131,852 shares issued and outstanding at September 30, 2009, and 10,816,200 at March 31, 2009	11,131	10,816
Receivable for common stock	(50,000)	(50,000)
Additional paid-in capital	51,807,067	51,656,296
Accumulated deficit	(49,018,565)	(48,432,770)
Total shareholders’ equity	2,749,633	3,184,342

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,320,024	$6,249,381

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED September 30,		SIX MONTHS ENDED September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES
Oil and gas sales	$28,932	$57,662	$64,142	$72,871
TOTAL OPERATING REVENUES	28,932	57,662	64,142	72,871

OPERATING COSTS AND EXPENSES
Production and operating	26,544	(84,111)	64,918	54,128
Depreciation and depletion	13,352	2,604	30,577	3,471
Accretion of asset retirement obligation	-	1,244	-	2,488
General and administrative	183,940	427,736	391,465	861,160
Bad debt expense	-	-	-	-
Stock Compensation Expense	41,610	583,529	91,235	683,006
TOTAL OPERATING COSTS AND EXPENSES	265,446	931,002	578,195	1,604,253

LOSS FROM OPERATIONS	(236,514)	(873,340)	(514,053)	(1,531,382)

OTHER INCOME (EXPENSE)
Interest income	7,572	-	15,184	-
Net loss on disposal of equipment	(24,312)	-	(23,712)	(749)
Other income	2,549		2,549	-
Interest expense	(56,088)	-	(65,764)	-

NET INCOME (LOSS)	$(306,793)	$(873,340)	$(585,796)	$(1,532,131)

Income (Loss) per share (basic)	$(0.03)	$(0.09)	$(0.05)	$(0.16)

Weighted average number of shares (basic)	10,882,142	9,834,666	11,073,156	9,834,666

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(585,796)	$(1,532,131)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and depletion	30,577	3,471
Accretion of asset retirement obligation	-	2,488
Stock compensation expense	91,235	480,238
Net loss on disposal of equipment	23,712	-
Changes in operating assets and liabilities:
Accounts receivable	5,338	(13,719)
Short term notes receivable	(15,116)	-
Inventory	(5,280)	36,140
Other assets	14,957	261
Interest added to note payable	10,492	-
Interest on amortization of discount	43,856	-
Accounts payable and accrued expenses – related party	(10,267)	-
Accounts payable and accrued expenses	100,259	(23,840)
Net cash used in operating activities	(296,033)	(1,047,092)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(126,092)	(774,822)
Proceeds on disposal of equipment	2,600
Proceeds from repayment on note receivable	19,937	-
Proceeds from grant of options related to participation agreement	-	300,000
Advances on joint participation agreement	-	1,500,000
Purchases of property and equipment	(5,900)	(139,845)
Net cash used in investing activities	(109,455)	885,333

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	440,364	-
Issuance of common stock	-	988,507
Loan Fees	(7,500)
Advances on related party loans		-
Repayments on loans payable	(12,000)	-
Net cash provided by financing activities	420,864	988,507

Net (decrease) increase in cash	15,376	826,748

Cash at beginning of period	18,867	65,769

Cash at end of period	$34,243	$892,517

Non-cash Investing and Financing Activities
Beneficial conversion feature on note payable	59,850	-
Receivable from related party for common stock	-	(50,000)

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Glen Rose Petroleum Corporation’s (the “Company”, “we” or “our”) interim consolidated financial statements are unaudited. They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results. These interim period results do not indicate expected full-year results or results for future quarters/periods, due to several factors, including price volatility of crude oil and natural gas, price volatility of commodity derivatives, volatility of interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, interruption(s) in production, our ability to obtain additional capital, and the success of proposed enhanced oil recovery work (EOR). These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Glen Rose Petroleum Corporation’s Form 10-K dated March 31, 2009.

We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and included the accounts of Glen Rose Petroleum Corporation and its wholly-owned subsidiaries. We eliminated intercompany accounts and transactions. Management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. We made significant assumptions in valuing the Company’s unproved oil and natural gas reserves, which may affect the amounts at which oil and natural gas properties are recorded. We have computed the Company’s stock based compensation expense using assumptions such as volatility, expected life and the risk-free interest rate. Those assumptions may be revised in the near term, in which case these estimates will revised, and these revisions could be material.

We prepared the Company’s financial statements on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $585,796 for the six months ended September 30, 2009 and a net loss of $2,181,974 for the fiscal year ended March 31, 2009 and, as of the same periods, the Company had an accumulated deficit of $49,018,565, and $48,432,770, respectively. During the quarter ended September 30, 2009, the Company received $315,280 of net debt financing. The Company is currently seeking additional debt, equity and tax-benefitted financing to provide the needed funds to develop its properties and expand. However; the Company can provide no assurance that it will be able to obtain the financing it needs. Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

Currently we have one customer who buys 100% of our production.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective in this period ending September 30, 2009. SFAS No. 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets and financial liabilities. As a result of adopting SFAS No. 159, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

F-5-1

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of its financial statements. The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.   SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accounts (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the Codification during the current period ending September 30, 2009. There was no impact upon adoption.

F-5-2

FAS 157-4 - In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 115-2 and FAS 124-2 - In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 107-1 and APB 28-1 - In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company included the required disclosures in its quarter ending June 30, 2009.

NOTE 3 – INVENTORY

Inventory consists of oil in tanks of $15,501 and $10,221 at September 30, 2009 and March 31, 2009, respectively. Inventory is valued at the lower of cost to produce the oil or the current available sales price.

NOTE 4 – LOSS PER COMMON SHARE

Basic loss per share of common stock is based on the weighted average number of shares outstanding during the six months ended September 30, 2009 and September 30, 2008. Diluted loss per common share is computed assuming all dilutive potential common shares were issued. Diluted loss per share has not been presented since the inclusion of potential common shares would be antidilutive.

The following is a summary of potentially dilutive securities excluded from the calculation of diluted loss per share because their effects would be antidilutive.

F-5-3

	Six Months Ended September 30,

	2009	2008

Stock Options	2,245,000	2,185,000
Warrants	22,556,420	21,806,420

	24,801,420	23,991,420

NOTE 5 - ACCRUED PUT OPTION LIABILITY

The holders of our Put Option liability are prior employees, officers and directors of United Heritage Corporation. These individuals had accrued this compensation in prior years. To record this obligation, we entered into option agreements dated May 30, 2003 and May 24, 2004 under our 2000 Stock Option Plan to purchase shares of $.001 par value stock of United Heritage Corporation at a price of $1.50 per share as adjusted for reverse stock splits. As a result of the proposed merger with Lothian Oil, Inc., these option agreements were modified via amendment on or about February 16, 2006, to grant the Purchaser a put option to require United Heritage Corporation to purchase said options for a price of $4.00 per share less the purchase price, as adjusted by reverse stock splits, of $1.50 per share by making demand between April 1, 2008 and April 10, 2008 (“Put Option”). The Put Holders demanded their rights in the required period and this obligation of the Company was recognized as a liability. The accrued Put Option liability totaled $2,147,770 at September 30, 2009 and September 30, 2009.

NOTE 6 – INCOME TAXES

Included in Company’s net deferred tax assets are approximately $16.5 million of potential future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. It is not certain that the Company will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, an allowance has been provided for the full amount of the net deferred tax asset. The Company’s recent change of majority ownership significantly reduced its ability to utilize its net operating losses.

NOTE 7 – STOCK OPTIONS

The following table summarizes pertinent information with regard to our stock option Plans for the three months ended September 30, 2009:

F-5-4

		Weighted Average
	Option and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2009	2,215,000	1.30
Granted	30,000	0.24
Exercised
Forfeited
Expired

Outstanding at September 30, 2009	2,245,000	1.29

Exercisable at September 30, 2009	2,245,000	1.29

The weighted average contractual life of options outstanding and exercisable at September 30, 2009 was 1.27 years. The weighted average grant date fair value for options granted was $0.35 for the six months ending September 30, 2009.

During the quarter ended September 30, 2009. the Company granted options to purchase 10,000 shares to one of the Company’s Directors. at a weighted average exercise price of $0.25 per share, which vested immediately. During the quarter, the Company recognized compensation expense of $1,603 on the issuance of these stock options.

NOTE 8 – MANAGEMENT COMPENSATION

Effective April 1, 2009, the Company changed its compensation policy in regards to issuing its common shares to its directors on a quarterly basis. Under the revised policy, the Company will accrue the compensation earned under the compensation plan and will issue the underlying common shares at the earlier of when other share issuances are required or at the end of the year, For the six months ended September 30, 2009, compensation of $91,235 was accrued and charged to operations.

NOTE 9 – NOTES PAYABLE

Blackwood Ventures LLC

During the quarter ended September 30, 2009, Blackwood Ventures LLC has made advances to the Company totaling $115,180. These advances were combined with earlier advances. Total advances as of September 30, 2009 totaled $336,180, which are assessed interest at an annual rate of 8%. Accrued interest is payable quarterly commencing on April 1, 2009. The advances and accrued interest are evidenced by a Convertible Debenture Agreement. Pursuant to the terms of the Debenture, in lieu of receiving cash, Blackwood has the right to receive shares of the Company’s common stock as payment for accrued interest at a conversion price of 5% over the bid price on the date of payment. The advances are convertible into common stock of the Company at price per share of $ 0.19. The debenture matures on September 30, 2010. Interest accruing on the debenture during the quarter ended September 30, 2009 amounted to $6,185, which was charged to operations. The balance of the Debenture, including accrued interest, as of September 30, 2009 was $346,842. Blackwood is the Company’s majority shareholder.

F-5-5

Howard Berg

On August 5, 2009, we entered into an agreement to borrow a total of $250,000 from Mr. Howard Berg of which $200,000 was actually received during the quarter. The amounts borrowed bears interest at a rate of 18% per annum. Accrued interest and principal are fully due and payable on October 30, 2009. The amounts borrowed and accrued interest are secured by all of the shares of UHC Petroleum Corporation owned by the Company. In connection with the loan, the Company granted warrants to Berg to purchase 250,000 shares of its common stock at $0.33 per share expiring on January 3, 2011 and warrants purchase 250,000 shares of its common stock at $0.67 per share expiring on January 3, 2012. The granted warrants allow for cashless exercises.

The Company has valued the note and warrants pursuant to EITF Issue No. 98-5 using the “Relative Fair Value” approach. Accordingly, the Company recognized a $59,850 discount on the $200,000 principal amount of the note. The discount is being amortized over the 3 month life of the note. Interest charged to operation on the note for the quarter ending September 30, 2009 amounted to $3,896. Interest charged to operation on the discount for the quarter ending September 30, 2009 to $36,356.

Buccaneer Energy Corporation

During the quarter ended September 30, 2009, the Company accrued $1,590 in interest on its obligation to Buccaneer that was charged to operations. The principal and interest balance of the note as of September 30, 2009 was $35,947, which is due on demand after December 31, 2009. Buccaneer is managed by the Company’s former President and was previously identified as a related party.

Payable to Consultant

On May 4, 2009, Glen Rose Petroleum Corporation and an outside consultant entered into a promissory note of $13,630 for prior amounts due the consultant. The principal and accrued interest of $507 was fully paid during the quarter ended September 30, 2009.

NOTE 10 - NOTE RECEIVABLE

Bowie Operating Company LLC

During the quarter ended September 30, 2009, the Company accrued $6,260 on its note receivable from Bowie Operating Company LLC that was credited to operations. The Note is unsecured, bears interest at a rate of 18% per annum, and is due on demand after September 1, 2009. The balance of the note, including accrued interest as of September 30, 2009 was $142,178. Bowie was previously identified as a related party.

Buccaneer Energy Corporation

During the quarter ended September 30, 2009, the Company accrued $1,311 on its note receivable from Buccaneer Energy Corporation. The note is unsecured, bears interest at a rate of 18% per annum, and is due on demand after December 31, 2009. The balance of the note, including accrued interest as of September 30, 2009 was $29,641. Buccaneer also is managed by the Company’s former President, Mr. Langston and was previously identified as a related party.

F-5-6

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the Company is a party will ultimately have a material adverse effect on our financial condition or results of operations.

The Company Board of Directors and Joseph Langston are in discussion relating to warrants to purchase 250,000 shares of common stock. A disagreement exists between the parties on whether all or some of these warrants were actually issued to or earned by to Mr. Langston. The Company could have a contingent liability for these warrants.

All the Company insurance policies lapsed due to nonpayment, and the Company has no insurance coverage in force as of November 17, 2009. The Company could be subject to significant losses and liabilities if the Company incurs property damage or claims are filed against the Company by personnel or third parties for personal injuries or other actions. The Company is currently in the process of having its insurance policies reinstated. The Company has not accrued any reserve on its financial statements for any potential liabilities relating to the lack of insurance coverage.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 17, 2009, the date these financial statements were issued.

On July 21, 2009, Joseph Langston resigned his position as a Director of the Company. Additionally, Mr. Langston resigned as President and Chief Financial Officer of the Company and all its subsidiaries on July 29, 2009. Mr. Langston has remained a consultant to the Company pursuant to his Amended Consulting Agreement dated June 30, 2009 pending the completion of a full review of the terms and conditions under which Mr. Langston’s relationship with Glen Rose will be terminated. Mr. Langston was replaced as the Company’s President and Chief Financial Officer by Andrew Taylor-Kimmins, who was elected to the Board of Directors as Chairman of the Board. Mr. Taylor-Kimmins currently works for Blackwood Capital Limited. In addition, on July 21, 2009, Joseph Tovey was retained to assist the Company in its management, financing and accounting activities. The Board has granted Mr. Tovey authority to act on behalf of the Company in certain management and financial matters.

In October 2009, the remaining $50,000 was received on the Berg loan (See Note 9)

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

Glen Rose owns UHC Petroleum Corporation (“Petroleum”), a Texas corporation, which is a licensed operator with the Texas Railroad Commission. Petroleum is an independent producer of natural gas and crude oil based in Dallas, Texas and Edwards County, Texas. Petroleum operates the Wardlaw Field. The Wardlaw Field lies in Edwards County, Texas in the southeast portion of the Val Verde Basin and is approximately 28 miles west of Rocksprings and 550 miles west of Dallas. Current oil production from the field comes from the Glen Rose formation at a depth of less than 600 feet. The Company’s petroleum leaseholds consist of approximately 10,502 gross acres, of which more than 10,000 acres are undeveloped. The leaseholds include 103 wellbores. Of these wells, approximately 90 are currently capable of producing and 44 wells are producing. We are in the process of evaluating the wells’ design and pattern and are developing a detailed plan for developing the shallow (less than 1,000 feet depth) formation of the entire field, with particular focus on water-flooding the area which is currently producing. Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field. The lease terms provide that the leases on our entire acreage is extended by a period of 90 days each time a well (successful or not) is drilled; therefore, based on drilling to date, the primary lease term currently extended to 2014.

Currently we have one customer who buys 100% of our production; but we believe that other purchasers are available for our production. We have commenced evaluation of our over-all relationship with our customer, with a view to improving realizations. Our customer credit risk primarily stems from the purchaser’s solvency relating to outstanding balances. The purchaser has historically timely paid and we have no information that would indicate that it would be unable to continue paying in the future.

We have no patents, trademarks, material intellectual property license agreements, franchises, or labor contracts.

In addition to Petroleum, Glen Rose also owns UHC Petroleum Services Corporation (“Services”), a Texas corporation; UHC New Mexico Corporation, a New Mexico corporation; and National Heritage Sales Corporation, a Texas corporation. UHC New Mexico Corporation and National Heritage Sales Corporation have not operated for a number of years, and the Company anticipates disposing of or winding up UHC New Mexico Corporation in the coming year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed from time to time with the Securities and Exchange Commission by Glen Rose Petroleum Corporation (referred to as the “Company”, “we”, “us” or “our”), contains certain forward-looking statements and information based upon the beliefs of, and data currently available to, our management, as well as estimates and assumptions made by our management regarding the Company’s financial condition, future operating performance, results of operations and other statements that are not statements of historical fact. The words “expect”, “project”, “estimate”, “believe”, “anticipate”, “intend”, “plan”, “forecast” or the negative of these terms and similar expressions and variations thereof are intended to identify such forward-looking statements. These forward-looking statements appear in a number of places in this Form 10-Q and reflect the current view of our management with respect to future events. Such forward-looking statements are not guarantees of future performance and are subject to certain important risks, uncertainties, assumptions and other factors relating to our industry and operations which could cause results to differ materially from those anticipated, believed, estimated, expected intended or planned. Some of these risks include, among other things:

•	whether we will be able to find financing/produce cash flows to continue/expand our operations;
•	whether changes in regulatory requirements will adversely affect our business;
•	environmental risks;
•	volatility in commodity prices, supply of, and demand for, oil and natural gas;
•	whether the recovery methods that we use in or will use in our oil and gas operations succeed;
•	the ability of our management to execute its plans to meet its goals;
•	general economic conditions, whether internationally, nationally, or in the regional and local markets in which we operate, which may be less favorable than expected;
•	the difficulty of estimating the presence or recoverability of oil and natural gas resources and future production rates and associated costs;
•	the ability to retain key members of management and key employees and to attract additional talent as required;
•	drilling and operating risks and expense cost escalations; and
•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

Except as otherwise required by law, we undertake no obligation to update any of the forward-looking statements contained in this quarterly report Form 10-Q after the date of this report.

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As of the filing date of this quarterly report on Form 10-Q, we have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt as to our ability to continue as a going concern. We had net loss of $585,796 for the six months ended September 30, 2009 and a net loss of $2,181,974 for the fiscal year ended March 31, 2009. As of the same periods, we had an accumulated deficit of $49,018,565 and $48,432,770, respectively. Unless we are able to attract the financing needed to develop our properties, there can be no assurance that we will be able to continue as a going concern.

Management is currently reviewing the Company’s operations with the intent of increasing revenue and reducing expenses. In addition, Management is also seeking funding with third parties through the issuance of debt and equity and through attracting tax-benefitted investment. In addition, we are also in discussions with third parties regarding sharing arrangements relating to our interest in the Wardlaw Field including farm outs. There is no assurance that our attempts to obtain funding or find a suitable party in connection with the further development of the Wardlaw Field will be successful.

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

Oil and Gas Properties

Proved Reserves - Proved reserves are defined by the Securities and Exchange Commission as those volumes of crude oil; condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the Securities and Exchange Commission, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates have been updated at least annually and consider recent production levels and other technical information about each well. Estimated reserves are often subject to future revision, which could be substantial, based on the availability of additional information including: reservoir performance; new geological and geophysical data, including that provided by additional drilling; technological advancements; price and cost changes; and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by the Company. The Company cannot predict what reserve revisions may be required in future periods.

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or in the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property’s reported value may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities in Note 15 to the consolidated financial statements in our March 31, 2009 Form 10-K. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

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

Revenue Recognition - Oil and gas production revenues are recognized at the point of sale. Production not sold at the end of the fiscal year is included as inventory at the lower of cost or market value.

Income Taxes - Included in our net deferred tax assets are approximately $16.5 million of potential future tax benefits from prior unused tax losses (“income tax loss-carryfords”). Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the benefits from loss carry-forward before the losses expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset. Moreover, our recent change of majority ownership significantly reduced our ability to utilize our net operating losses carry forward.

Accounting Estimates - Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. In particular, there is significant judgment required to estimate oil and gas reserves, impairment of unproved properties and asset retirement obligations. Actual results could vary significantly from the results that are obtained by using management’s estimates as well as those of independent third-party petroleum engineering firms.

Convertible Debentures - If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

RESULTS OF OPERATIONS

The following comparison of selected financial data for the six months ended September 30, 2009 financial data of the six months ended September 30, 2008 are derived from our unaudited consolidated condensed financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. This information is qualified in its entirety by, and should be read in conjunction with, such financial statements and related notes contained therein.

	Six months ended
	September 30,
	2009	2008
	(Unaudited)
Income Data
Revenues	$64,142	$72,871
Depreciation and depletion	30,577	3,471
Total operating costs and expenses	578,195	1,604,254

Loss from operations	(514,053)	(1,531,382)

Income tax	-	-

Net loss	$(585,796)	$(1,532,131)

Basic and diluted loss per share	$(0.05)	$(0.16)

Weighted average number of shares outstanding	(11,073,156)	9,834,666

Oil and Gas Results

Our revenues decreased $8,729, or approximately 12%, from $72,871 for the six months ended September 30, 2008, to $64,142 for the six months ended September 30, 2009. The reduction in revenue in 2009 compared to 2008 was caused by us not having any sale from oil production in August 2009 due to reworking our wells. Our total operating costs and expenses decreased $1,026,059 or approximately 64%, from 1,604,254 for the six months ended September 30, 2008, to $578,195 for the six months ended September 30, 2009. The decrease in our operating expenses was primarily attributable to decreases in stock compensation expense and other general and administrative expenses for the six months ended September 30, 2009.

Our depreciation and depletion increased by $30,577, or approximately 781%, from $3,471 for the six months ended September 30, 2008, to $30,577 for the six months ended September 30, 2009.

General and administrative expenses decreased $305,764, or approximately 44%, from $697,230 for the six months ended September 30, 2008, to $391,466 for the six months ended September 30, 2009. This decrease in our general and administrative expenses during the current six month period is primarily attributable to reduced stock compensation expense, legal fees accounting and other professional fees. The $697,230 in general and administrative expense incurred during the six months ended September 30, 2008 was net of approximately $251,000 that we were reimbursed through our participation agreement with Wind Hydrogen, Ltd,, which was terminated in January 31, 2009.
Our loss from operations decreased from $1,531,382 for the six months ended September 30, 2008, to $514,053 for the six months ended September 30, 2009. This change in our loss from operations is primarily attributable to a decrease in stock compensation expenses, professional fees and the other factors discussed above.

Our net loss decreased $946,335, from $1,532,131 for the six months ended September 30, 2008, to $585,796 loss for the six months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations. We anticipate that this will change in the near future as a result of our capital raising and development efforts, combined with operating changes.

Current liabilities also increased from $2,948,077 at March 31, 2009 to $3,223,549 at September 30, 2009, an increase of $275,472 or approximately 9%. Even though we have reduced costs in 2009, our cash inflow during these six-months has been insufficient to meet our overhead costs causing the increased liabilities.We have a working capital deficit of $2,982,684 at September 30, 2009 as compared to a working capital deficit of $2,702,752 at March 31, 2009, an increase of $279,932 or approximately 10%. The increase in our working capital deficit resulted primarily from the increase in our current liabilities due to increases in development and production costs during the quarter ending September 30, 2009.

Shareholders’ equity decreased $434,709 from $3,184,342 at March 31, 2009, to $2,749,633 at September 30, 2009, which was caused by an increase in additional paid in capital for our stock based compensation and the recordation of beneficial conversion feature, less our net loss for the six months.

There was an increase of $70,643, or approximately less than 1% in our total assets, from $6,249,381 at March 31, 2009 to $6,320,024 at September 30, 2009.

Cash Flow

Our operations used $296,031 of cash in the six months ended September 30, 2009. This is primary due to a net loss of $585,796 adjusted by non-cash activity totaling $289,765. Cash of $109,455 was used in investing activities during the six months ended September 30, 2009, which consisted of $126,092 paid for improvements to our oil and gas properties, $5,900 paid for purchases of property and equipment, net of the $19,937 received from principal repayments on a note receivable from Bowie Operating Company, LLC. In comparison, during the six months ended September 30, 2008 we used $914,667 in cash to improve our oil and gas properties and purchase equipment.

During the six months ended September 30, 2009, the Company has received financing of $420,864 on a privately placed Note.

At September 30, 2009, we had cash on hand in the amount of $34,243 as compared to $892,517 at September 30, 2008.

The average sale price of oil produced by our Wardlaw Field wells decreased by $31.28 a barrel, or approximately 38%, from $83.34 a barrel for the six months ended September 30, 2008, to $52.06 a barrel for the six months ended September 30, 2009. Production costs per barrel of oil produced for the three months ended September 30, 2009 decreased $112.43, or approximately 83%, from $135.87 a barrel for the three months ended March 31, 2009, to $23.44 a barrel for the six months ended September 30, 2009.

A part of the costs reported during the past quarter and of those which Glen Rose expects to incur and report during this current quarter relate to costs and obligations incurred which were not yet visible or reasonably quantifiable during earlier periods or which were not previously reported to current management. Such costs are included in current periods as they manifest themselves and can reasonably be quantified.

Glen Rose will incur more significant costs through its planned development program for its Wardlaw Field leases and related opportunities. Without reference to our planned increases activity in the Wardlaw Field, we believe that our expenses would significantly decrease. However, we plan to develop the Wardlaw Field property over the next several years, cash flow permitting. The program will begin by reworking 44 of the existing well bores, as part of a pilot flooding program which will commence upon deploying the necessary funding, a meaningful portion of which was raised during November 2009. There can be no assurance of success, and unless production and sales of oil and gas significantly increase, we may not be able to attain profitability, or even be able to continue as a going concern.

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

ITEM 3.   CONTROLS AND PROCEDURES

Glen Rose carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of the Company’s financial controls and procedures for the period April 1, 2009 through July 21, 2009. This evaluation was undertaken in consultation with internal and external accountants Based on the evaluation, information about which is included in the following paragraph, our then-Chief Executive Officer and Chief Financial Officer concluded that our internal controls and reporting procedures were not effective to ensure that information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported in compliance with internal controls ordinarily required of publicly-traded firms in the manner specified in the Securities and Exchange Commission’s rules and forms. There have since been material changes in internal control over financial reporting during current quarter that are reasonably likely to materially affect our internal control over financial reporting. These controls/procedures include utilization of a third-party firm perform bookkeeping functions, including bank reconciliations and other reviews of payables, receivables and other assets; another firm to review such work and prepare adjusting entries, and independent audit by a CPA firm.

Glen Rose Petroleum Corporation’s management is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over and outside independent audit of financial reporting may not prevent or detect misstatements.

In the year ending March 31, 2009 Glen Rose Petroleum Corporation’s management team assessed several of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board ("PCAOB") in the United States.

In management's opinion, based on the assessment completed for the year ended March 31, 2009, that was completed after June 30, 2009 and is relevant for three-month time period ending June 30, 2009 as well, the internal controls over financial reporting are not operating effectively due to limited personnel and a lack of segregation of duties. Because of the limited personnel and lack of segregation of duties, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly and annual financial statements. This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles. However, these weaknesses, including those related to limited personnel, were addressed during the latter part of the quarter ended September 30, 2009, procedures for segregation of duties were implemented, and we believe we are in compliance with the relevant standards with respect to reporting and internal control.

Current Company management is in the process of reviewing previous operations and the results of those operations. When we finish the evaluation, we will make required reports.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their above evaluation.

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

On March 17, 2008, the individual defendants filed a motion for new trial which was overruled by operation of law on April 30, 2008.  The individual defendants then timely filed a Notice of Appeal for the matter to be heard by Texas Tenth Court of Appeals in Waco, Texas.    On October 8, 2008, individual defendants filed a brief with the Tenth Court of Appeals.  On January 14, 2009, the Company filed its brief in this matter.  The defendants filed a reply brief on February 5, 2009.  Also, a Baylor Law School professor filed an amicus letter with the Court on February 3, 2009. As of November 20, 2009, there had been no opinion released by the Texas Tenth Court of Appeals. In January 2009 Justice Rex D. Davis has recused himself from considering the matter.

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

Recon Petrotechnologies Oklahoma, Inc., v. UHC Petroleum Corporation and Glen Rose Petroleum Corp.

On August 12, 2009, Recon Petrotechnologies Oklahoma, Inc. filed a lawsuit to foreclose on a alleged mineral contractor’s lien. On September 8, 2009, Defendants transferred the case to federal court for the Western District of Texas, Del Rio division. UHC Petroleum Corporation and Glen Rose Petroleum Corporation have filed counterclaims for negligence. The case is currently in discovery.

Forbes Energy Services, LLC successor in interest to CC Forbes Company, LP v. UHC Petroleum Corporation

On June 11, 2009 Forbes Energy Services, LLC filed a lawsuit against UHC Petroleum Corporation in the 79th District Court of Jim Wells County, Texas alleging breach of contract, sworn account, and quantum meruit. Defendant filed a motion to transfer venue on November 4, 2009 to transfer the matter to Edwards County, Texas, which awaits hearing.

Other

The Company does not have any other litigation current or contemplated. However, the Company has terminated Geoff Beatson, a former engineering consultant, and taken issue with various vendors. Any of which could result in litigation, which the Company will vigorously pursue and defend.

The Company had option agreements to ex-employees and directors which exercised at $1.50 and $2.91 exercise prices.  These options were modified to extend the expiration date to March 31, 2009, to add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008, and to add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price.  Since the put feature does not subject the holder to the normal risks of share ownership, the Company has classified the put options as liability awards and recorded such at fair value. A liability and corresponding expense of $2,727,186 has been recorded in the prior financial statements. A majority of these option puts were exercised. The Company offered the option put holders the same conversion as Walter Mize elected on January 16, 2008.  On July 3, 2008, owners of approximately 54% of these options elected to convert the Company’s put obligation to restricted common stock at $0.75 per share, subject to a voting trust and first right of refusal to Blackwood Ventures LLC. Approximately 41% elected to continue the option period until December 31, 2009, for consideration of 10% per annum, payable quarterly with a provision for payment in kind. Approximately 5% did not make an election and their units are held as current liability pending resolution.  These transactions have not closed, and are contingent upon the completion of the definitive agreements.  Should these transactions close, the Company’s liabilities would be reduced by $1,166,669.

Also, we may routinely be involved in government administrative proceedings relating to our oil and gas operations. The Texas Railroad Commission regulates the oil and gas industry in Texas and Texas law requires that the Texas Railroad Commission issue permits for a variety of activities. Glen Rose can provide no assurance that all of the Company’s requested permits will be granted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended September 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2009.

ITEM 5. OTHER INFORMATION

On July 21, 2009, Joseph Langston resigned his position as a Director of the Company. Additionally, Mr. Langston resigned as President and Chief Financial Officer of the Company and all its subsidiaries on July 29, 2009. Mr. Langston will remain a consultant to the Company pursuant to his Amended Consulting Agreement dated June 30, 2009.

On July 21, 2009 Andrew Taylor-Kimmins was elected to the Board of Directors and as Chairman of the Board. Mr. Taylor-Kimmins currently works for Blackwood Capital Limited

On July 21, 2009, Joseph Tovey was retained to assist the Company in its management, financing and accounting activities. The Board has granted Mr. Tovey authority to act on behalf of the Company in certain financial and management matters.

ITEM 6.   EXHIBITS

Exhibits

3.1	Certificate of Incorporation filed in Delaware on May 22, 2008 (1)

3.3	Bylaws(2)

10.1	1995 Stock Option Plan (3)

10.2	1998 Stock Option Plan (4)

10.3	2000 Stock Option Plan (5)

10.4	2002 Consultant Equity Plan (6)

10.5	Consulting Agreement with Blackwood Capital, Ltd. as amended dated(7)

10.6	Debenture Agreement with Blackwood Ventures, LLC dated (9)

10.7	2008 Stock Option Plan (8)

31.1	Certification of Chief Executive Officer (9)

31.2	Certification of Chief Financial Officer (9)

32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act (9)

(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K Annual Report filed July 14, 2008

(2)	Incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K Annual Report filed July 14, 2008

(3)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form SB-2 Registration Statement filed May 4, 2004.

(4)	Incorporated by reference to Exhibit 99.01 the Registrant’s Form S-8 registration statement filed on September 30, 1998 as document number 333-64711.

(5)	Incorporated by reference to Exhibit 4.01 of Registrant’s Form S-8 Registration Statement filed on December 6, 2000.

(6)	Incorporated by reference to Exhibit 99-1 of Registrant’s Form S-8 Registration Statement filed on October 25, 2002.

(7)	Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K dated January 15, 2008 with additional Amendment attached herewith as Exhibit 10.5

(8)	Incorporated by reference to Exhibit 10-1 to Registrant’s Form S-8 Registration Statement filed May 30, 2008

(9)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEN ROSE PETROLEUM CORPORATION

Date: November 20, 2009	By:
Andrew Taylor-Kimmins
President