Form 10-Q/A
period 2009-09-30
Glen Rose Petroleum CORP
filed 2009-12-03
CIK 354567

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

Remarks:
This 10-Q is being re-filed as an amendment to include the Certifications that were inadvertently excluded from the original submission.

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

GLEN ROSE PETROLEUM CORPORATION

Date: December 2, 2009	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President