Form 10-K/A
period 2009-03-31
Glen Rose Petroleum CORP
filed 2010-02-08
CIK 354567

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

Mark One:
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2009 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ____________to_____________.

Commission File Number 0-9997

Glen Rose Petroleum Corporation
 (Exact name of registrant as specified in its charter)

Delaware	87-0372864
(State of Incorporation)	(IRS Employer Identification No.)

22762 Westheimer Parkway Suite 515 Katy, Texas 77450
(Address of principal executive offices)

(832) 437-4026
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report on Form 10-KSB for the year ended March 31, 2009, filed with the Securities and Exchange Commission ("SEC") on July 13, 2009 (the "Original Annual Report"). This amendment revises our financial statements and certifications in response to a comment letter from the SEC dated October 6, 2009.

Specifically, the financial statements have been amended in this Amended Form 10-K as follows:

1)
The Critical Accounting Policies and Estimates in Item 6, the Management Discussion and Analysis have been revised to reference the ceiling test in the calculation of depletion and to revise the description of impairment of properties.

2)	The audit opinion has a city and state where the audit opinion was issued;

3)
We have revised our balance sheets to combine the carrying value of our unimproved and improved properties. We have further revised the disclosure pertaining to our oil and gas properties to break out the costs of our proven properties ad unproven properties. The carrying costs of our proven properties include the cost of our 103 well bores and the lease of the 502 acres on which the wells situate. The carrying costs of our unproven properties pertain to the lease cost of our 10,000 acres of undeveloped land.  We have also revised our disclosure to indicate that the carrying costs of our unproven properties are not subject to depletion;

4)	We have revised our accounting policy relating to the ceiling test requirement under Rule 4-10(c)(4);

5)	We have revised our disclosures relating to the write down of the carrying value of improved properties to our completed ceiling test limitation;

6)
We have revised our  disclosure pertaining to our long-term assets to indicate that we exclude oil and gas properties as being part of our long-term assets that are subject to the requirements of SFAS-144;

7)
We have revised our disclosure to indicate that the impairment loss relating to oil and gas properties pertains to the amount of the carrying costs of our oil and gas properties that were in excess of our ceiling test limitation as calculated on March 31, 2009; and

8)	We have revised Note 15 to reorder the columns pertaining to the disclosure of our standardized measure of discounted future net cash flows.

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

Depletion is calculated based on reserve quantity estimates and the carrying costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used in our ceiling test to determine whether that property costs may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities disclosure in Footnote 15 to the consolidated financial statements. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

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

Impairment of Properties - We will continue to monitor our other long-lived assets in the consolidated balance sheet to ensure they are fairly presented. We must evaluate these assets for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value.

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

	Year Ended March 31,	Year Ended
	2009	March 31, 2008

Income Data:
Revenues	$122,279		$62,025
Income Profit (Loss)	$(2,181,974)		(3,251,650)
Income Profit (Loss)
Per Share	$(0.21)		$(0.46)
Weighted Average
Number of Shares	10,431,234		7,111,758

Balance Sheet Data:
Working Capital (deficit)	$ ((2,702,752)	$		$(2,714,405)
Total Assets	$6,249,381	$		$6,074,484
Current Liabilities	$2,948,077	$		$2,870,071
Long-Term Debt	$116,961	$		$87,918
Shareholders’ Equity	$3,184,342	$		$3,116,495

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sales revenues have not been adequate to support our operations

Our current assets increased by $89,659 or approximately 58%, from $155,666 at March 31, 2008 to $245,325 at March 31, 2009. Current liabilities increased from $2,870,071 at March 31, 2008, to $2,948,077 at March 31, 2009, an increase of $78,006 or approximately 3%. The increase in current liabilities was due to increases in accounts payable balances. Working capital was a deficit of $2,702,752 at March 31, 2009 as compared to the March 31, 2008 deficit of $2,714,405, a decrease of $11,654 or less than 1%. The decrease deficit was due primarily to the addition of property, plant and equipment.

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

Date: February 2, 2010	GLEN ROSE PETROLEUM CORPORATION

	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 1st day of February 2010.

SIGNATURE, TITLE

/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President, Secretary, and Chief Financial Officer (Principal Accounting Officer) and Director

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

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has negative working capital, incurred significant losses, and has an accumulated deficit of $48,432,770 as of March 31, 2009. As discussed in Note 2, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty..

/s/ Jonathon P. Reuben CPA,
An Accountancy Corporation
Torrance, California
July 10, 2009

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2009 AND 2008

ASSETS

	MARCH 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$18,867	$65,769
Accounts receivable, no allowance considered necessary	10,273	2,081
Receivable from taxing authority	6,697	-
Notes receivable related parties – short term	176,640	-
Inventory	10,221	79,241
Prepaid expenses	22,627	8,575
Total current assets	245,325	155,666

OIL AND GAS PROPERTIES, full cost method	5,798,856	5,915,184

PROPERTY AND EQUIPMENT, at cost:
Field equipment	171,670	-
Computer equipment	14,206	2,699
Vehicles	41,281	6,752
	227,157	9,451
Less Accumulated Depreciation	(21,957)	(5,817)
	205,200	3,634

Total assets	$6,249,381	$6,074,484
- Continued -

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31,
	2009	2008
CURRENT LIABILITIES:
Accounts payable	$629,173	$364,819
Accounts payable — related parties	140,267	13,732
Accrued expenses	-	343,750
Note payable — related party	30,867	-
Accrued put option liability	2,147,770	2,147,770
Total current liabilities	2,948,077	2,870,071

LONG-TERM LIABILITIES:
Asset retirement obligation	-	87,918
Note payable – related party	116,962	-
Total liabilities	3,065,039	2,957,989

Commitments and Contingencies (Notes 6, 7, and 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 125,000,000 shares authorized; 10,816,200 issued and outstanding at March 31, 2009 and 9,424,214 issued and outstanding at March 31, 2008	10,816	9,424
Common stock subscription receivable - related party	(50,000)	-
Additional paid-in capital	51,656,296	49,357,867
Accumulated deficit	(48,432,770)	(46,250,796)
Total shareholders’ equity	3,184,342	3,116,495

Total liabilities and shareholders’ equity	$6,249,381	$6,074,484

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	MARCH 31,
	2009	2008
OPERATING REVENUES –
Oil and gas sales	$122,279	$62,025
Total operating revenues	122,279	62,025

OPERATING COSTS AND EXPENSES:
Production and operating	94,541	72,166
Impairment: Unproved Properties	125,353	-
Depreciation and depletion	58,466	1,868
Accretion of asset retirement obligation	-	4,976
General and administrative	1,007,979	1,334,095
Bad debt expense	-	258,814
Warrants expense	-	1,156,049
Stock based compensation	1,017,489	476,857
Put option expense	-	253,919
Total operating costs and expenses	2,303,828	3,558,744

LOSS FROM OPERATIONS	(2,181,549)	(3,496,719)

OTHER INCOME (EXPENSE):
Loss on cancellation of indebtedness	(4,856)	-
Gain on sale of investments	-	303,155
Gain (loss) on sale of property and equipment	(749)	12,031
Interest income	8,381	-
Interest expense	(3,201)	(70,117)
Total other income (expense)	(425)	245,069

NET LOSS	$(2,181,974)	$(3,251,650)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.21)	$(0.46)
Weighted average number of shares outstanding, basic and diluted	10,431,234	7,111,758

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER EQUITY
FOR YEARS ENDED MARCH 31, 2009 AND 2008

				Additional
	Common Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Totals
BALANCE, March 31, 2007	6,446,758	$6,447	$—	$43,796,676	$(42,999,146)	$803,977

Compensation recognized on stock option grants	—	—	—	358,504	—	358,504

Issuance of stock for conversion of debt	498,606	499	—	434,708	—	435,207

Issuance of common stock for cash	1,238,038	1,238	—	802,994	—	804,232

Issuance of common stock for conversion of put option	1,111,113	1,111	—	910,002	—	911,113
Issuance of common stock for services	129,699	129	—	118,225	—	118,354

Related party forgiveness of debt	—	—	—	1,780,709	—	1,780,709

Warrants issued for service	—	—	—	1,156,049	—	1,156,049

Net loss	—	—	—	—	(3,251,650)	(3,251,650)

BALANCE, March 31, 2008	9,424,214	$9,424	$—	$49,357,867	$(46,250,796)	$3,116,495

Compensation recognized on stock option grants	—	—	—	913,607	—	913,607

Issuance of stock for conversion of debt	353,810	353	—	318,228	—	318,581

Issuance of common stock for cash	700,000	700	—	569,300	—	570,000

Issuance of common stock for services	275,676	276	—	103,606	—	103,882

Issuance of common stock for cancellation of options	62,500	63	—	343,688	—	343,751

Issuance of common stock for note	—	—	(50,000)	50,000	—	—

Net loss	—	—	—	—	(2,181,974)	(2,181,974)

BALANCE, March 31, 2009	10,816,200	$10,816	$(50,000)	$51,656,296	$(48,432,770)	$3,184,342

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR YEAR ENDED MARCH 31, 2009

	FOR THE YEARS ENDED
	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,181,974)	$(3,251,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	125,353	-
Depreciation, depletion and amortization	58,466	1,868
Loss on sale of oil and gas assets	749	-
Gain on sale of investments	-	(303,155)
Gain on sale of property and equipment	-	(12,301)
Put option expense	-	253,919
Stock compensation expense	1,017,489	1,514,553
Accretion of asset retirement obligation	-	4,976
Loss on forgiveness of debt	4,856
Changes in assets and liabilities:
Trade and other receivables	(14,889)	468,589
Short term notes receivable	(8,381)	-
Inventory	69,020	(47,824)
Prepaid expenses	(14,052)	26,334
Accounts payable and accrued expenses	579,407	(827,325)
Accounts payable related party	126,535	-
Net cash used in operating activities	(237,421)	(2,172,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,602,339)	(50,597)
Proceeds from sale of property, plant and equipment	1,500	-
Disposal of property, plant and equipment	-	(8,751)
Advances on joint participation agreement	1,516,968	-
Additions to equipment	(273,852)	-
Advances on related party loans	(183,258)	-
Repayment on related party loans	15,000	-
Net cash used in investing activities	(525,981)	(59,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings – related parties	146,500	153,218
Issuance of common stock	570,000	804,232
Payments on notes payable – related parties	-	(331,989)
Net cash provided by financing activities	716,500	625,461

NET DECREASE IN CASH	(46,902)	(1,605,903)

CASH, beginning of year	65,769	1,671,672

CASH, end of year	$18,867	$65,769

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,201	$70,117
Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Investment exchanged for notes payable and accrued interest, related party	$-	$2,130,155
Stock issued for conversion of debt and put option	$313,726	$1,346,320
Issuance of common stock for cancellation of options	$343,750	$-
Related party forgiveness of debt	$-	$1,780,709
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

Oil and Gas Properties

The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of the Company’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. SEC Staff Accounting Bulletin (“SAB”) Topic 12D.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis. Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.

Under the above indicated ceiling test, the Company determined that as of March 31, 2009, its carrying cost of its oil and gas properties exceeded the ceiling test limit and charged $125,353 to operations as an impairment expense. The Company determined its oil and gas properties were not impaired for the year ended March 31, 2008.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation
We measure and record compensation expense for all share-based payment awards to consultants, employees and directors based on estimated fair values. Additionally, compensation costs for share-based awards are recognized over the requisite service period based on the grant-date fair value.

Long-Lived Assets
Long-lived assets to be held and used by the Company, other than oil and gas properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in the estimated asset retirement obligation follows:

	2009	2008
Beginning asset retirement obligations	$87,918	$82,942
Additional liability incurred	-	-
Liabilities assumed by others	-	-
Accretion expense		4,976
Asset retirement costs incurred	(87,918)
Ending asset retirement obligation	$-	87,918

During the years ended March 31, 2009 and 2008, asset retirement costs expense of $0 and $4,976, respectively, was recognized and is reported in the consolidated statements of operations.  During 2009, the Company determined that it no longer was subject to any legal obligation associated with the retirement of its long-term assets and therefore it charged off its asset retirement obligation.

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

On June 30, 2008, the Company amended its Directors’ compensation plan.  At the end of each month, each director has the option of receiving $5,000 in the form of shares of the Company’s common stock or stock options to purchase 5,000 shares of the Company’s common stock. The price per share assigned to each issuance is equal to the closing average bid price of the Company’s common stock for the previous quarter.  The previous agreement provided for the grant of 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month. In addition to the option grant indicated above, the Company also granted its President options to purchase 500,000 shares of the Company’s common stock at a price per share of $0.99. These 500,000 options fully vested on December 31, 2008.

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

The Company granted options to purchase 5,000 shares to the Company’s Directors at the end of each month during the month ended June 30, 2008 for and in consideration of services provided to the Company.  The options to purchase 25,000 shares of common stock were issued at a weighted average exercise price of $1.35 per share for a term of three years. The Company recognized compensation expense of $28,573 on the issuance of these stock options.

On June 30, 2008, the Board of Directors awarded Mr. Langston 500,000 stock purchase options, vesting over six months with each priced as of the closing average bid price for the quarter ended June 30, 2008. The Company recognized compensation expense of $630,774 on the issuance of these stock options.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information for options outstanding as of March 31, 2009:

Options Outstanding					Options Exercisable
			Weighted	Weighted		Weighted	Weighted
			Average	Average		Average	Average
			Remaining	Exercise		Exercise	Remaining
Exercise Price		Number	Life-Years	Price	Number	Price	Life-Years
$	< 1.00	920,000	2.18	$0.93	820,000	$0.9493	2.17
	1.35	25,000	2.25	1.35	25,000	1.35	2.25
	1.45	20,000	1.92	1.45	20,000	1.45	1.92
	1.50	1,185,000	0.17	1.50	1,185,000	1.50	0.17
	1.71	25,000	1.92	1.71	25,000	1.71	1.92
	2.91	40,000	0.17	2.91	40,000	2.91	0.17
$	<1.00-$2.91	2,215,00000	1.06	$1.30	2,115,000	$1.32	1.01

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested, April 1, 2008	180,000
Granted	170,000	$0.25
Vested	(350,000)
Expired/forfeited	—
Nonvested, March 31, 2008	—
Granted	700,000	$0.97
Vested	(600,000)
Expired/forfeited	—
Nonvested, March 31, 2008	100,000	$0.82

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has no federal tax provision due to its operating losses.
The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2009	2008
U.S. statutory rate	34%	34%
Related party forgiveness of debt	—	(19)%
Valuation allowance	(34)%	(13)%
Other	—	(2)%
Effective tax rate	—	—

At March 31, the deferred tax asset and liability balances are as follows:

	2009	2008
Deferred tax asset:
Net operating loss	$1,052,895	$5,587,522
Accrued put option	-	730,242
Stock option expense	1,017,489	121,891
Long-term assets	106,834
Accrued expenses	-	146,767
	2,177,218	6,586,422

Deferred tax liability – difference in basis long -term assets	-	(555,586)

Net deferred tax asset	2,.177,218	6,030,836
Valuation allowance	(2,177,218)	(6,030,836)
Deferred tax asset (liability)	$—	$—

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis.

March 31, 2009
Fair Value Measurements

	Level 1	Level 2	Level 3		Fair Value

Assets
Cash	$18,867	$-		$-	$18,867
Accounts receivable	$10,273	$-		$-	$10,273
Notes receivable	$-	$-		$176,640	$176,640

Liabilities
Accounts payable and accrued expenses	$769,440	$-	$		$769,440
Notes payable	$-	$-		$147,829	$147,829

	Notes Receivable	Notes Payable

Balance – March 31, 2008	$-	$-
Increase in receivable/payable	$176,640	$147,829
Balance – March 31, 2009	$176,640	$147,829

15 OIL AND GAS OPERATIONS

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31 are as follows:

	2009	2008
Capitalized costs of oil and gas properties
Proved	$4,840,732	$-
Unproved	1,000,000	5,915,184
	5,840,732	5,915,184
Less: accumulated depletion, depreciation and amortization	(41,876)	-
	$5,798,856	$5,915,184

Proved costs pertain to our 103 wells that are located on approximately 502 acres. Unproved costs of approximately $1,000,000 pertain to land lease costs of approximately 10,000 acres and  are not subject to depletion. Depletion expense on our proved properties for the year ended March 31, 2009 totaled $41,876  (approximately $.006 per unit of production). All of our leased acreage is located in Edwards County, Texas, known as the Wardlaw Field.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs incurred in oil and gas producing activities were as follows:

	2009		2008
Property acquisitions:
Proved	$-		$-
Unproved	-		-

Exploration	-
Development	138,819	*	-
	$138,819		$-

* net of $1,459,612 reimbursement under the WHL participation agreement.

Results of operations of oil and gas producing activities for the years ended March 31 are as follows:

	2009	2008
Revenues from oil and gas activities:
Sales to unaffiliated parties	$122,279	$62,025
Expenses:
Production and operating	94,541	72,166
Depreciation, depletion and accretion	55,102	6,844
General and administrative	110,783	391,245
Impairment of proved reserves	125,353	—
Loss on sale of oil and gas assets	—	—
Total expenses	385,779	470,255
Pretax loss from producing activities	(263,500)	(408,230)
Income tax expense	—	—
Results of oil and gas producing activities	$(263,500)	$(408,230)

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

	Oil (Bbls)	Gas (Mcf)
March 31, 2007	-	-
Extensions, additions and discoveries	-	-
Revisions of previous estimates	528,017	-
Oil and gas asset sales	-	-
Production	(1,255)	-
Balance, March 31, 2008	526,762	-

Extensions, additions and discoveries	78,714	357,657
Revisions of previous estimates	-	-
Oil and gas asset sales		-
Production	(2,885)	-
Balance, March 31, 2009	602,591	357,657

Proved Developed Reserves:

Balance, March 31, 2008	526,762	-
Balance, March 31, 2009	602,591	357,657

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves for its sole oil and gas properties located in Edwards County, Texas.

	Years ended March 31
	2009	2008
Future cash inflows (a)	$22,308,530	$50,304,485
Future costs: (a)
Production Cost	(6,178,624)	(14,117,866)
Development Cost	(1,444,500)	(2,002,500)
Future income tax expense (a)	(4,993,038)	(11,078,515)
Future net cash flows	9,692,368	23,105,604
10% annual discount for estimated timing of cash flows	(3,447,329)	(10,134,869)
Standardized measure of discounted future net cash flows related to proved reserves	$6,245,039	$12,970,735

a) Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates that relate to existing proved oil and gas reserves in which the Company has mineral interest.

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2009	2008
Balance Beginning of Year	$12,970,735	$—
Sales of oil and gas, net of production costs	—	10,141
Net changes in prices and production and development costs	(20,056,713)	50,437
Net change in future development costs	558,000	—
Purchase of minerals in place	—	—
Extensions and discoveries	—	—
Revision of previous quantity estimates	—	21,220,510
Net change in income taxes	6,085,477	(7,027,825)
Accretion of discount	6,687,540	—
Sales of reserves	—	—
Other	—	(1,282,528)

Balance end of year	$6,245,039	$12,970,735

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