Form 10-Q
period 2009-12-31
Glen Rose Petroleum CORP
filed 2010-02-22
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

Commission File No. 001-10179

Glen Rose Petroleum Corporation

 (Exact name of registrant as specified in charter)

Delaware	87-0372826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22762 Westheimer Parkway, Suite 515, Katy, Texas 77450
(Address of principal executive offices)

(832) 437-4026
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
☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 22 2010, the Company had 13,616,194 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$70,487	$18,867
Accounts receivable	548	10,273
Receivable from taxing authority	-	6,697
Notes receivable– short term	179,558	176,640
Inventory	34,399	10,221
Prepaid expenses	20,535	22,627
Total current assets	305,527	245,325

OIL AND GAS PROPERTIES, accounted for using the full cost method	5,980,896	5,798,856

PROPERTY AND EQUIPMENT, at cost Field equipment	149,281	171,670
Computer equipment	14,206	14,206
Vehicles	41,281	41,281

Less accumulated depreciation	(38,611)	(21,957)

	166,157	205,200

TOTAL ASSETS	$6,452,580	$6,249,381

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

	December 31, 2009	March 31, 2009
	Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$829,350	$629,173
Accounts payable and accrued expense– related parties	40,089	140,267
Convertible Note payable net of unamortized discount and loan fee	264,844	-
Note payable – unrelated party	44,066	30,867
Accrued put option liability	2,147,770	2,147,770
Total current liabilities	3,326,119	2,948,077

LONG-TERM LIABILITIES
Note payable – related party	304,186	116,962
Total liabilities	3,630,305	3,065,039

SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued or outstanding
Common stock, $.001 par value, 125,000,000 shares authorized; 13,616,194 shares issued and outstanding at December 31, 2009, and 10,816,200 at March 31, 2009	13,616	10,816
Receivable for common stock	(100,000)	(50,000)
Additional paid-in capital	52,325,696	51,656,296
Accumulated deficit	(49,417,037)	(48,432,770)
Total shareholders’ equity	2,822,275	3,184,342

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,452,580	$6,249,381

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED December 31,		NINE MONTHS ENDED December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING REVENUES
Oil and gas sales	$33,660	$23,932	$97,801	$96,803
TOTAL OPERATING REVENUES	33,660	23,932	97,801	96,803

OPERATING COSTS AND EXPENSES
Production and operating	16,083	43,457	81,000	88,988
Impairment of oil and gas properties	-	130,329	-	130,329
Depreciation and depletion	7,198	4,871	37,774	8,342
Accretion of asset retirement obligation	-	1,244		3,732
General and administrative	208,930	139,287	600,396	849,232
Stock Compensation Expense	169,580	410,334	260,814	1,093,339
TOTAL OPERATING COSTS AND EXPENSES	401,791	729,522	979,984	2,173,962

LOSS FROM OPERATIONS	(368,131)	(705,590)	(882,183)	(2,077,159)

OTHER INCOME (EXPENSE)
Interest income	8,287	1,089	23,472	1,089
Gain on relief of indebtedness	3,000		3,000
Loss on sale of investments	-	-	(23,712)	(749)
Other income	2,000		4,550	-
Interest expense	(43,630)	-	(109,395)	-

NET INCOME (LOSS)	$(398,474)	$(704,501)	$(984,268)	$(2,076,819)

Income (Loss) per share (basic)	$(0.03)	$(0.07)	$(0.09)	$(0,21)

Weighted average number of shares (basic)	11,541,361	10,621,562	11,541,361	9,841,345

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	NINE MONTHS ENDED December 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(984,268)	$(2,076,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	-	130,329
Depreciation and depletion	37,774	7,908
Accretion of asset retirement obligation	-	3,732
Stock compensation expense	260,814	1,093,339
Net loss on disposal of equipment	23,712
Gain on relief of indebtedness	(3,000)	-
Changes in operating assets and liabilities:
Accounts receivable	16,422	(45,562)
Short term notes receivable	(22,856)	(76,089)
Inventory	(24,178)	69,397
Other assets	22,627	979
Interest added to note payable	26,887
Interest on amortization of discount	59,850
Accounts payable and accrued expenses – related party	(100,178)
Accounts payable and accrued expenses	334,181	399,844
Net cash used in operating activities	(352,213)	(492,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(200,936)	(1,692,117)
Proceeds on disposal of equipment	2,352	-
Proceeds from repayment on note receivable	19,937
Advances on joint participation agreement		1,800,000
Purchases of property and equipment	(5,900)	(224,016)
Net cash used in investing activities	(184,547)	(116,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	500,380	-
Issuance of common stock	100,000	570,000
Advances on related party loans		-
Repayments on loans payable	(12,000)	-
Net cash provided by financing activities	588,380	570,000

Net (decrease) increase in cash	51,620	(39,075)

Cash at beginning of period	18,867	65,769

Cash at end of period	$70,487	$26,694

Non-cash Investing and Financing Activities
Conversion of debt to equity	50,000	238,581
Stock issued in cancellation of accounts payable	172,667	-
Receivable from related party for common stock	(50,000)	(50,000)

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Glen Rose Petroleum Corporation’s (the “Company,” “we” or “our”) interim consolidated financial statements are unaudited. They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results.  These interim period results do not indicate expected full-year results or results for future quarters/periods, due to several factors, including price volatility of crude oil and natural gas, price volatility of commodity derivatives, volatility of interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, interruption(s) in production, our ability to obtain additional capital, and the success of proposed enhanced oil recovery work (EOR). These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Glen Rose Petroleum Corporation’s Form 10-K dated March 31, 2009.

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

We prepared the Company’s financial statements on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $984,268 for the nine months ended December 31, 2009 and a net loss of $2,181,974 for the fiscal year ended March 31, 2009 and, as of the same periods, the Company had an accumulated deficit of $49,417,037, and $48,432,770, respectively.  During the quarter ended December 31, 2009, the Company received proceeds of $500,380 from debt financing and $100,000 from the issuance of common stock.  The Company is currently seeking additional debt, equity and tax-benefitted financing to provide the needed funds to develop its properties and expand.  However; the Company can provide no assurance that it will be able to obtain the financing it needs.  Until such funding is obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

Currently we have one customer who buys 100% of our production.

F-5-1

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Statement No. 105, formerly Statement No. 168. The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, formerly SFAS No. 159, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, formerly SFAS 165, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

NOTE 3 – INVENTORY

Inventory consists of oil in tanks of $34,399 and $10,221 at December 31, 2009 and March 31, 2009, respectively.  Inventory is valued at the lower of cost to produce the oil or the current available sales price.

F-5-2

NOTE 4 – LOSS PER COMMON SHARE

Basic loss per share of common stock is based on the weighted average number of shares outstanding during the nine months ended December 31, 2009 and December 31, 2008. Diluted loss per common share is computed assuming all dilutive potential common shares were issued.  Diluted loss per share has not been presented since the inclusion of potential common shares would be antidilutive.

The following is a summary of potentially dilutive securities at December 31, 2009

Stock Options	2,245,000
Warrants	23,389,752
Potential Shares fromConversion of Debt	1,591,954
Total:	27,226,706

NOTE 5 - ACCRUED PUT OPTION LIABILITY

The holders of our Put Option liability are prior employees, officers and directors of United Heritage Corporation. These individuals had accrued this compensation in prior years. To record this obligation, we entered into option agreements dated May 30, 2003 and May 24, 2004 under our 2000 Stock Option Plan to purchase shares of $.001 par value stock of United Heritage Corporation at a price of $1.50 per share as adjusted for reverse stock splits. As a result of the proposed merger with Lothian Oil, Inc., these option agreements were modified via amendment on or about February 16, 2006, to grant the Purchaser a put option to require United Heritage Corporation to purchase said options for a price of $4.00 per share less the purchase price, as adjusted by reverse stock splits, of $1.50 per share by making demand between April 1, 2008 and April 10, 2008 (“Put Option”). The Put Holders demanded their rights in the required period and this obligation of the Company was recognized as a liability.  The accrued Put Option liability totaled $2,147,770 at December 31, 2009 and December 31, 2008.

NOTE 6 – INCOME TAXES

Included in Company’s net deferred tax assets are approximately $16.8 million of potential future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. It is not certain that the Company will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, an allowance has been provided for the full amount of the net deferred tax asset. The Company’s recent change of majority ownership significantly reduced its ability to utilize its net operating losses.

NOTE 7 – STOCK OPTIONS AND WARRANTS

The following table summarizes pertinent information with regard to our stock option Plans for the three months ended December 31, 2009:
		Weighted Average
	Option and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2009	2,215,000	1.30
Granted	30,000	0.24
Exercised
Forfeited
Expired

Outstanding at December 31, 2009	2,245,000	1.29

Exercisable at December 31, 2009	2,245,000	1.29

F-5-3

The weighted average contractual life of options outstanding and exercisable at December 31, 2009 was 0.34 and 0.43 years respectfully. The weighted average grant date fair value for options granted was $0.35 for the nine months ending December 31, 2009.

During the quarter ended December 31, 2009 the Company did not grant any options.

The following table summarizes pertinent information with regard to warrant grants for the nine months ended December 31, 2009:

	Warrant	Weighted Average
	and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2009	21,806,420	$1.31
Granted	1,583,332	0.63
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at December 31, 2009	23,389,752	$1.27

Exercisable at December 31, 2009	23,389,752	$1.27

During the three months ended December 31, 2009 the Company granted warrants in connection with a private offering to purchase 125,000 shares of its common stock for $0.50 per share and warrants to purchase 125,000 shares of its common stock at $1.00 per share. The $0.50 warrants expire on December 31, 2010 and the $1.00 warrants expire on June 30, 2011.

During the same three month period, the Company granted warrants to Blackwood Ventures LLC to purchase 291,666 shares of its common stock for $0.50 per share and warrants to purchase 291,666 shares of its common stock at $1.00 per share. The $0.50 warrants expire on December 31, 2010 and the $1.00 warrants expire on June 30, 2011

F-5-4

NOTE 8 – NOTES PAYABLE

Blackwood Ventures LLC

During the quarter ended December 31, 2009, Blackwood Ventures LLC did not make any advances to the Company. Total advances as of December 31, 2009 totaled $336,180, which are assessed interest at an annual rate of 8%. Accrued interest is payable quarterly commencing on April 1, 2009. The advances and accrued interest are evidenced by a Convertible Debenture Agreement. Pursuant to the terms of the Debenture, in lieu of receiving cash, Blackwood has the right to receive shares of the Company’s common stock as payment for accrued interest at a conversion price of 5% over the bid price on the date of payment.  The advances are convertible into common stock of the Company at price per share of $ 0.19.  The debenture matures on September 30, 2010.  Interest accruing on the debenture during the quarter ended December 31, 2009 amounted to $7,036, which was charged to operations. On December 31, 2009 the board of directors authorized 333,334 shares of its common stock to convert $50,000 of the note payable it owes to Blackwood.  The balance of the Debenture, including accrued interest, as of December 31, 2009 was $304,186. Blackwood is the Company’s majority shareholder.

Howard Berg

On August 5, 2009, the Company entered into an agreement to borrow a total of $250,000 from Mr. Howard Berg of which $50,000 was actually received during the quarter and $200,000 was received during the prior quarter. The amounts borrowed bears interest at a rate of 18% per annum. Accrued interest and principal were fully due and payable on October 30, 2009, but no event of default has been declared.  The amounts borrowed and accrued interest are secured by all of the shares of UHC Petroleum Corporation owned by the Company.  In connection with the loan, the Company granted warrants to Berg to purchase 250,000 shares of its common stock at $0.33 per share expiring on January 3, 2011 and warrants purchase 250,000 shares of its common stock at $0.67 per share expiring on January 3, 2012. The granted warrants allow for cashless exercises.

The Company has valued the note and warrants pursuant to ASC Topic 470-20 formerly EITF Issue No. 98-5 using the “Relative Fair Value” approach.  Accordingly, the Company recognized a $67,350 discount on the $200,000 principal amount of the note. The discount is being amortized over the 3 month life of the note. Interest charged to operation on the note for the quarter ending December 31, 2009 amounted to $10,948. Interest charged to operations on the amortization of the discount for the quarter ending December 31, 2009 was $23,494.

As indicated above, the Company failed to pay the outstanding balance of this obligation when it became due on October 30, 2009, and the note is currently in default.  But the note holder has yet to declare an event of default.

Buccaneer Energy Corporation

During the quarter ended December 31, 2009, the Company accrued $1,619 in interest on its obligation to Buccaneer that was charged to operations. The principal and interest balance of the note as of December 31, 2009 was $37,566, which is due on demand after December 31, 2009.  Buccaneer is managed by the Company’s former President and was previously identified as a related party.

Payable to Consultant

On May 4, 2009, the Company and an outside consultant entered into a promissory note of $13,630 for prior amounts due the consultant.  The principal and accrued interest has been fully paid in previous quarters.

F-5-5

NOTE 9 - NOTE RECEIVABLE

Bowie Operating Company LLC

During the quarter ended December 31, 2009, the Company accrued $6,404 on its note receivable from Bowie Operating Company LLC that was credited to operations. The Note is unsecured, bears interest at a rate of 18% per annum, and is due on demand after September 1, 2009. The balance of the note, including accrued interest as of December 31, 2009 was $148,582. Bowie was previously identified as a related party.

Buccaneer Energy Corporation

During the quarter ended December 31, 2009, the Company accrued $1,335 on its note receivable from Buccaneer Energy Corporation. The note is unsecured, bears interest at a rate of 18% per annum, and is due on demand after December 31, 2009. The balance of the note, including accrued interest as of December 31, 2009 was $30,976. Buccaneer also is managed by the Company’s former President, Mr. Langston and was previously identified as a related party.

NOTE 10 – ISSUANCE OF COMMON STOCK

On October 1, 2009, the Company authorized the issuance of 5,000 shares of common stock to two directors pursuant to the Company’s compensation plan. The shares were valued at $1,383 and charged to operations.

On October 31, 2009, the Company authorized the issuance of 60,000 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $18,600 and charged to operations.

On November 12, 2009 the Company issued 500,000 shares of its common stock to World Link Partners, LLC for cash in the amount of $25,000 and $50,000 in two promissory notes of $25,000 each carrying and interest rate of 8% per annum.  The first promissory note was paid before January 31, 2010 and the second promissory note shall mature March 30, 2010.  Purchase price for the Company’s shares is $0.15.  The Company recorded $548 in interest income from the two promissory notes.

On November 30, 2009, the Company authorized the issuance of 60,000 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $12,600 and charged to operations

On December 23, 2009 the Company issued 500,000 shares of its common stock to Malcolm Harrison for cash in the amount of $75,000.  The purchase price for the Company’s shares is $0.15

On December 31, 2009 the Company issued 30,000 shares of its common stock to David Kahn for conversion of $9,000 liability it owed him for services.  As a result of this conversion the company recorded a gain in the amount of $3,000.

On December 31, 2009 the Company issued 833,334 of its common stock to Blackwood Capital, a related party, for conversion of $125,000 it owed Blackwood for services under its consultancy agreement.  As a result of this conversion the company recorded additional expense of $41,667 to its operations.

F-5-6

On December 31, 2009 the Company issued 102,674 of its common stock to several of its directors to prepay board compensation.  As a result of this issuance the company recorded an additional expense of $20,535 to its operations.

On December 31, 2009, the Company authorized the issuance of 60,000 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $12,600 and charged to operations.

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

All the Company insurance policies lapsed due to nonpayment, and the Company has no insurance coverage in force as of February 18, 2010. The Company could be subject to significant losses and liabilities if the Company incurs property damage or claims are filed against the Company by personnel or third parties for personal injuries or other actions. The Company is currently in the process of having its insurance policies reinstated. The Company has not accrued any reserve on its financial statements for any potential liabilities relating to the lack of insurance coverage.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 22, 2009, the date these financial statements were issued.

On January 20, 2010 Blackwood Ventures LLC Subscribed for an additional 666,667 shares of Common Stock at $0.15 per share under the private placement approved by the Board of Directors in December 2009.  This is a related-party transaction.

On January 29, 2010 Blackwood Ventures LLC Subscribed for a further 166,667 shares of Common Stock at $0.15 per share under the private placement approved by the Board of Directors in December 2009. This is a related-party transaction.

On February 5, 2010 Blackwood Ventures, LLC served notice on the Company to convert the January 2009 Debenture for $250,000 plus interest into shares of Common Stock, as per Clause 3, Conversion of the Debenture, which amounts to 1,473,648 shares of Common Stock.  This is part of a related-party transaction.

On February 9, 2010, the Company sold UHC New Mexico Corp., a non-operating shell company that formerly held assets in New Mexico sold to Cano Petroleum, Inc. on March 30, 2007, to Blackwood Capital, Ltd., an affiliate of its majority shareholder.  UHC New Mexico Corp. has no assets, but it is subject to a UCC filing in New Mexico in favor of the Company’s previous majority owner, Lothian Oil, Inc. that was filed in April 2007 after the close of the sale to Cano Petroleum, Inc. The UCC filing covers stock in Cano Petroleum, Inc. received as part of the purchase price in that transaction.   The Company’s obligations to Lothian Oil, Inc. were released through Lothian Oil, Inc.’s bankruptcy proceeding in June 2007 whereby Lothian Oil, Inc. forgave debt owed by United Heritage Corp., the predecessor company to Glen Rose Petroleum Corporation.  But, after that transaction, Lothian Oil, Inc. apparently neglected to file a release of the UCC filing.  The Company no longer owns the Cano Petroleum, Inc. stock that was subject of the UCC filing.  The Company deems this related party transaction to be fair and a benefit to the Company because the UHC New Mexico Corp. subsidiary had no assets, but had continuing liabilities for fees relating to its corporate existence and an open UCC filing against it.

F-5-7

On February 12, 2010 the Company entered into an Amendment to the World Link Partners, LLC Subscription Agreement and an Amended and Restated Promissory Note allowing for World Link Partners, LLC to repay $12,500.00 upon execution and the balance of $37,500 on March 30, 2010.

F-5-8

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

Glen Rose owns UHC Petroleum Corporation (“Petroleum”), a Texas corporation, which is a licensed operator with the Texas Railroad Commission.  Petroleum is an independent producer of natural gas and crude oil based in Dallas, Texas and Edwards County, Texas.  Petroleum operates the Wardlaw Field.  The Wardlaw Field lies in Edwards County, Texas in the southeast portion of the Val Verde Basin and is approximately 28 miles west of Rocksprings and 550 miles west of Dallas.  Current oil production from the field comes from the Glen Rose formation at a depth of less than 600 feet.  The Company’s petroleum leaseholds consist of approximately 10,502 gross acres, of which more than 10,000 acres are undeveloped.  The leaseholds include 103 wellbores.  Of these wells, 92 are currently capable of producing and 44 wells are producing. We are in the process of evaluating the wells’ design and pattern and are developing a detailed plan for developing the shallow (less than 1,000 feet depth) formation of the entire field, with particular focus on water-flooding the area which is currently producing.  Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field.  The lease terms provide that the leases on our entire acreage is extended by a period of 90 days each time a well (successful or not) is drilled; therefore, based on drilling to date, the primary lease term currently extended to 2014.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed from time to time with the Securities and Exchange Commission by Glen Rose Petroleum Corporation (referred to as the “Company”, “we”, “us” or “our”), contains certain forward-looking statements and information based upon the beliefs of, and data currently available to, our management, as well as estimates and assumptions made by our management regarding the Company’s financial condition, future operating performance, results of operations and other statements that are not statements of historical fact. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan” “forecast” or the negative of these terms and similar expressions and variations thereof are intended to identify such forward-looking statements. These forward-looking statements appear in a number of places in this Form 10-Q and reflect the current view of our management with respect to future events. Such forward-looking statements are not guarantees of future performance and are subject to certain important risks, uncertainties, assumptions and other factors relating to our industry and operations which could cause results to differ materially from those anticipated, believed, estimated, expected intended or planned. Some of these risks include, among other things:

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

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As of the filing date of this quarterly report on Form 10-Q, we have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt as to our ability to continue as a going concern.  We had net loss of $984,268 for the nine months ended December 31, 2009 and a net loss of $2,181,974 for the fiscal year ended March 31, 2009.  As of the same periods, we had an accumulated deficit of $49,417,037 and $48,432,770, respectively.  Unless we are able to attract the financing needed to develop our properties, there can be no assurance that we will be able to continue as a going concern.

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

Income Taxes - Included in our net deferred tax assets are approximately $16.8 million of potential future tax benefits from prior unused tax losses (“net operating loss carry-forwards”).  Realization of these tax assets depends on sufficient future taxable income before the benefits expire.  We are unsure if we will have sufficient future taxable income to utilize the benefits from net operating loss carry-forwards before the losses expire.  Therefore, we have provided an allowance for the full amount of the net deferred tax asset. Moreover, our recent change of majority ownership significantly reduced our ability to utilize our net operating losses carry-forwards.

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

RESULTS OF OPERATIONS

The following comparison of selected financial data for the nine months ended December 31, 2009 financial data of the nine months ended December 31, 2008 are derived from our unaudited consolidated condensed financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.  This information is qualified in its entirety by, and should be read in conjunction with, such financial statements and related notes contained therein.

	Nine Months Ended
	December 31,
	2009	2008
	(Unaudited)
Income Data
Revenues	$97,801	$96,803
Depreciation and depletion	37,774	8,342
Total operating costs and expenses	979,984	2,173,962

Loss from operations	(882,183)	(2,077,159)

Income tax	-	-

Net loss	$(984,268)	$(2,076,819)

Basic and diluted loss per share	$(0.09)	$(0.21)

Weighted average number of shares outstanding	(11,541,361)	9,841,345

Oil and Gas Results

Our revenues increased $998, or approximately 1%, from $96,803 for the nine months ended December 31, 2008, to $97,801 for the nine months ended December 31, 2009. The increase in revenue in 2009 compared to 2008 was caused by more oil production.  Our total operating costs and expenses decreased $1,193,978 or approximately 55%, from $2,173,962 for the nine months ended December 31, 2008, to $979,984 for the nine months ended December 31, 2009. The decrease in our operating expenses was primarily attributable to decreases in stock compensation expense and other general and administrative expenses for the nine months ended December 31, 2009.

Our depreciation and depletion increased by $29,432, or approximately 353%, from $8,342 for the nine months ended December 31, 2008, to $37,774 for the nine months ended December 31, 2009.  Significantly all of our increase pertained to the depletion expense incurred in our oil and gas properties.

General and administrative expenses decreased $248,836, or approximately 29%, from $849,232 for the nine months ended December 31, 2008, to $600,396 for the nine months ended December 31, 2009.  This decrease in our general and administrative expenses during the current nine month period is primarily attributable to reduced stock compensation expense, legal fees accounting and other professional fees. The $849,232 in general and administrative expense incurred during the nine months ended December 31, 2008 was net of approximately $251,000 that we were reimbursed through our participation agreement with Wind Hydrogen, Ltd,, which was terminated in January 31, 2009.

Our loss from operations decreased from $2,077,159 for the nine months ended December 31, 2008, to $882,183 for the nine months ended December 31, 2009. This change in our loss from operations is primarily attributable to a decrease in stock compensation expenses, professional fees and the other factors discussed above.

Our net loss decreased $1,092,551, from $2,076,819 for the nine months ended December 31, 2008, to $984,268 loss for the nine months ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations.  We anticipate that this will change in the near future as a result of our capital raising and development efforts, combined with operating changes.

Current liabilities also increased from $2,948,077 at March 31, 2009 to $3,326,119 at December 31, 2009, an increase of $378,042 or approximately 13%.  Even though we have reduced costs in 2009, our cash inflow during these nine-months has been insufficient to meet our overhead costs causing the increased liabilities.

We have a working capital deficit of $3,020,592 at December 31, 2009 as compared to a working capital deficit of $2,702,752 at March 31, 2009, an increase of $317,840 or approximately 12%. The increase in our working capital deficit resulted primarily from the increase in our current liabilities due to increases in development and production costs during the quarter ending December 31, 2009.

Cash Flow

Our operations used $352,213 of cash in the nine months ended December 31, 2009. This is primary due to a net loss of $984,268.  Cash of $184,547 was used in investing activities during the same nine month period, which consisted of $200,936 in payments relating to our oil and gas properties, $5,900 paid for purchases of property and equipment, net of $19,937 principal repayments received on a note receivable from Bowie Operating Company, LLC and $2,352 received from the proceeds of disposal of equipment.  During the same period, we received proceeds from debt financing of $588,380 and $100,000 from the issuance of common stock, and repaid $12,000 of our loans payable.

Our operations used $492,942 of cash in the nine months ended December 31, 2008.  Cash of $116,133 was used in investing activities during the same nine month period, which consisted of $1,692,117 payments relating to our oil and gas properties, $224,016 paid for purchases of property and equipment, net of $1,800,000 advances received from WHL Energy Limited on a joint participation agreement.  During the same period, we received proceeds of $570,000 from the issuance of common stock.

At December 31, 2009, we had cash on hand in the amount of $70,487 as compared to $26,694 at December 31, 2008.

Glen Rose will incur significant costs through its planned development program for its Wardlaw Field leases and related opportunities, cash flow permitting. The program will begin by reworking 36 of the existing well bores, as part of a pilot flooding program, work has commenced on the first 13 wells, which will be completed upon deploying the necessary funding.  There can be no assurance of success, and unless production and sales of oil and gas significantly increase, we may not be able to attain profitability, or even be able to continue as a going concern.  We will require additional funding to attempt to significantly increase our production and have been attempting to secure such funding.

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

In the year ending March 31, 2009 Glen Rose Petroleum Corporation’s management team assessed several of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB“) in the United States.

In management's opinion, based on the assessment completed for the year ended March 31, 2009, that was completed after June 30, 2009 and is relevant for nine-month time period ending December 31, 2009 as well, the internal controls over financial reporting are now operating effectively. The historical deficiency was due to limited personnel and a lack of segregation of duties, which has now been resolved by the implementation of suitable internal controls and additional accounting and administration personnel.  These historical material weaknesses could have resulted in the reporting of financial information and disclosures in consolidated annual and interim financial statements that were not in accordance with generally accepted accounting principles.  However, these weaknesses, including those related to limited personnel, were addressed during the latter part of the quarter ended December 31, 2009, procedures for segregation of duties were implemented, and we believe we are in compliance with the relevant standards with respect to reporting and internal control.

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

Forbes Energy Services, LLC successor in interest to CC Forbes Company, LP v. UHC Petroleum Corporation

On June 11, 2009 Forbes Energy Services, LLC filed a lawsuit against UHC Petroleum Corporation in the 79th District Court of Jim Wells County, Texas alleging breach of contract, sworn account, and quantum meruit. The parties agreed to transfer matter from Jim Wells County to Edwards County and the matter is waiting new cause number to begin the discovery process.

Paradigm Lift Technologies, LLC v. UHC Petroleum Corporation

On September 21, 2009 Paradigm Lift Technologies, LLC filed a lawsuit against UHC Petroleum Corporation in the 63rd District Court in Edwards County, Texas for sworn account for equipment allegedly purchased by UHC Petroleum Corporation.  The case is in discovery.

Jeff Toth v. Glen Rose Petroleum Corp.

On January 27, 2010, Jeff Toth filed a petition in the 63rd District Court in Edwards County, Texas against Glen Rose Petroleum Corporation for trespass, surface damage, and use of filler.  The petition was served on February 18, 2010 and is in the answer period.

Other

The Company does not have any other litigation current or contemplated. However, the Company has terminated Geoff Beatson, a former engineering consultant, and has taken issue with various vendors. Further, our former Chief Executive Officer, Joseph F. Langston, has filed a lien for unspecified claims against our Wardlaw Field leases in Edwards County.  Any of these matters could result in litigation, which the Company will vigorously pursue and defend. Any of which could result in litigation, which the Company will vigorously pursue and defend.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 12, 2009 the company issued 500,000 shares of its common stock to World Link Partners, LLC for cash in the amount of $25,000 and $50,000 in two promissory notes of $25,000 each carrying and interest rate of 8% per annum.  The Company received payment on the first promissory note before January 31, 2010 and the second promissory note shall mature March 30, 2010.  The Company has received payment of $12,500 on the second note.  Purchase price for the Company’s shares is $0.15.

On December 23, 2009 the company issued 500,000 shares of its common stock to Malcolm Harrison for cash in the amount of $75,000.  The purchase price for the Company’s shares is $0.15.  The proceeds were used for Company operations.

On December 31, 2009 the company issued 30,000 shares of its common stock to Mr. David Kahn for conversion of $9,000 liability it owed Mr. Kahn for services.

On December 31, 2009 the company issued 833,334 of its common stock to Blackwood Capital, a related party, for conversion of $125,000 it owed Blackwood for services under its consultancy agreement.

On December 31, 2009 the company issued 102,674 of its common stock to several of its directors to prepay board compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As stated in Note 8 to our Financial Statements above, the Company failed to pay the outstanding balance of its note obligation to Dr. Howard Berg when it became due on October 30, 2009, and the note is currently in default.  But the note holder has yet to declare an event of default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2010.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibits

3.1	Certificate of Incorporation filed in Delaware on May 22, 2008 (1)

3.3	Bylaws(2)

10.1	1995 Stock Option Plan (3)

10.2	1998 Stock Option Plan (4)

10.3	2000 Stock Option Plan (5)

10.4	2002 Consultant Equity Plan (6)

10.5	Consulting Agreement with Blackwood Capital, Ltd. as amended dated January 15, 2008(7)

10.6	Debenture Agreement with Blackwood Ventures, LLC dated July 2, 2009(8)

10.7	2008 Stock Option Plan (8)

31.1	Certification of Chief Executive Officer (9)

31.1	Certification of Chief Financial Officer (9)

32.1	Certification pursuant to Section 906 of the Sarbanes Oxley Act (9)

(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K Annual Report filed July 14, 2008.

(2)	Incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-K Annual Report filed July 14, 2008.

(3)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Form SB-2 Registration Statement filed May 4, 2004.

(4)	Incorporated by reference to Exhibit 99.01 the Registrant’s Form S-8 registration statement filed on September 30, 1998 as document number 333-64711.

(5)	Incorporated by reference to Exhibit 4.01 of Registrant’s Form S-8 Registration Statement filed on December 6, 2000.

(6)	Incorporated by reference to Exhibit 99-1 of Registrant’s Form S-8 Registration Statement filed on October 25, 2002.

(7)
Incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-Q for the period ending September 30, 2009 filed on November 20, 2009 and Exhibit 10-2 to Registrant’s Form 8-K dated January 22, 2008.

(8)	Incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-Q for the period ending September 30, 2009 filed on November 20, 2009.

(8)	Incorporated by reference to Exhibit 10-1 to Registrant’s Form S-8 Registration Statement filed May 30, 2008

(9)	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEN ROSE PETROLEUM CORPORATION

Date: February 22, 2010	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Financial Officer