Form 10-K
period 2010-03-31
Glen Rose Petroleum CORP
filed 2010-07-14
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________
Commission File Number 001-10179

Glen Rose Petroleum Corporation
(Exact name of registrant as specified in its charter)

Delaware	87-0372864
(State or Incorporation)	(I.R.S. Employer Identification No.)

Suite 515, 22762 Westheimer Parkway, Katy, Texas 77450
(Address of Principal Executive Offices)

(832) 437-0329
(Registrant's telephone number)

Copies of all communications to:
Marc Ross, Esq.
Andrew Smith, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered pursuant to Section 12(b) of the Act: None

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
Yes ☒  No ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock quoted on the OTC Bulletin Board as of the last business day of the Registrant's most recently completed second fiscal quarter (September 30, 2009), was approximately: $3,394,330

Number of Shares of Common Stock outstanding as of July 12, 2010 was 16,839,941.

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

Glen Rose owns UHC Petroleum Corporation (“Petroleum”), a Texas corporation and licensed operator with the Texas Railroad Commission. Petroleum is an independent producer of crude oil, based in Katy, Texas. Petroleum operates the Wardlaw Field, located approximately 28 miles west of Rocksprings in Edwards County, Texas. The Wardlaw Field lies in the southeast portion of the Val Verde Basin with oil production from the field coming from the Glen Rose formation at a depth of less than 600 feet. The leaseholds consist of approximately 10,502 gross acres of which approximately 10,000 gross acres are undeveloped. The leaseholds currently include 85 wellbores. Of these, 75 are capable of producing. With one swabbing unit, we are daily producing 45 wells. We are in the process of evaluating the remaining wells. Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the current Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2014.

We produce a raw commodity. Currently one purchaser buys 100% of our production.  However, we believe that other purchasers are available for our production. Our customer risk primarily stems from the purchaser’s solvency relating to outstanding balances. The purchaser has historically timely paid and we have no information that would indicate that it would be unable to continue paying in the future.

We have no patents, trademarks, material license agreements, franchises, or labor contracts.

In addition to Petroleum, Glen Rose also owns, UHC Petroleum Services Corporation (“Services”) a Texas corporation. Our other subsidiary is National Heritage Sales Corporation, a Texas corporation. National Heritage Sales Corporation has not operated for a number of years, and the Company plans to wind up this corporation in the coming year. Until recently, UHC New Mexico Corporation was a non-operating subsidiary of Glen Rose. Pursuant to a Common Stock Purchase Agreement dated February 12, 2010, it was sold to Blackwood Capital Limited, a company controlled by our Chief Executive Officer. At the time of the sale, it had no assets but was subject to a current UCC filing and ongoing expenses relating to maintaining its corporate existence. Glen Rose determined that the expense of enforcing and collecting the indebtedness of UHC New Mexico Corporation owing to Glen Rose likely would exceed the proceeds realized by Glen Rose from such enforcement and collection activities. Accordingly, Glen Rose approved the cancellation and forgiveness of such indebtedness effective as of the date of the closing on the sale to Blackwood Capital Limited.

Material Events during the Fiscal Year Ended March 31, 2010

On June 30, 2009, Paul Watson resigned as Chairman, Chief Executive Officer of the Company. In addition, Mr. Watson’s consulting company, Applewood Energy, resigned from its consulting agreement with the Company.

Effective June 30, 2009, Mr. Joseph Langston, then the Company’s President and Chief Financial Officer, resigned his positions with the Company.  On October 9, 2009, an action was commenced in the District Court in Kaufman County, TX, by Langston Family Limited Partnership and Buccaneer Energy Corporation against the Company seeking recovery of funds and compensation for services allegedly advanced to the Company.  The Company was served in March 2010 and will vigorously defend the action.  The action was amended on May 4, 2010 to, among other things, add Mr. Langston as a plaintiff.  On April 1, 2010, the Company filed an action in the Delaware Court of Chancery against Mr. Langston based upon alleged breaches of fiduciary duties as an officer and director of the Company and alleged self-dealing.  On July 8, 2010, the Court denied jurisdiction in Delaware due to the prior action of Mr. Langston in Kaufman County, TX, and directed the Company to proceed in the Texas Court.  The Company will soon be filing pleadings in the Texas action.

On July 21, 2009, our Board of Directors appointed Andrew Taylor-Kimmins President of the Company, as a director and as its Chairman.

On August 5, 2009, the Company entered into an agreement to borrow a total of $250,000 from Dr. Howard Berg. The amounts borrowed bear interest at a rate of 18% per annum. The amounts borrowed and accrued interest are secured by all of the shares of UHC Petroleum Corporation owned by the Company.  In connection with the loan, the Company granted warrants to Dr. Berg to purchase 250,000 shares of its common stock at $0.33 per share expiring on January 3, 2011 and warrants purchase 250,000 shares of its common stock at $0.67 per share expiring on January 3, 2012. The granted warrants allow for cashless exercises. On February 26, 2010, the Company paid $100,000 and issued 603,917 shares of restricted common stock to Dr. Berg, the holder of a note issued by the Company and having an outstanding balance of $279,371.24 in full settlement of the outstanding indebtedness.

NASDAQ informed Glen Rose in a letter dated September 22, 2008, that it was in violation of NASDAQ Marketplace Rule 4310(c)(4) in that the closing bid price for our common stock was below $1.00 for 30 consecutive days. On April 29, 2010, NASDAQ filed a Notification of Removal From Listing of our stock, and our stock commenced being quoted on the Over-the Counter Bulletin Board (“OTCBB”).

On January 20, 2010 Blackwood Ventures LLC was issued 666,667 shares of common stock at $0.15 per share in consideration for an advance to the Company in December 2009 of $100,000 and on January 29, 2010 Blackwood Ventures LLC was issued 166,667 shares of common stock at $0.15 in consideration for an advance to the Company in December 2009 of $25,000.  These are related-party transactions.

Sale of UHC New Mexico Corp

On February 9, 2010, the Company sold UHC New Mexico Corp., a non-operating shell company that formerly held assets in New Mexico to Blackwood Capital, Ltd., an affiliate of its majority shareholder.  UHC New Mexico Corp. has no assets, but it is subject to a UCC filing in New Mexico in favor of the Company’s previous majority owner, Lothian Oil, Inc. that was filed in April 2007 after the close of the sale to Cano Petroleum, Inc. The UCC filing covers stock in Cano Petroleum, Inc. received as part of the purchase price in that transaction.   The Company’s obligations to Lothian Oil, Inc. were released through Lothian Oil, Inc.’s bankruptcy proceeding in June 2007 whereby Lothian Oil, Inc. forgave debt owed by United Heritage Corp., the predecessor company to Glen Rose Petroleum Corporation.  But, the UCC filing remained unreleased.  The Company no longer owns the Cano Petroleum, Inc. stock that was subject of the UCC filing.  This is a related party transaction of benefit to the Company because the UHC New Mexico Corp. subsidiary had no assets, but had continuing liabilities for fees relating to its corporate existence and an open UCC filing against it.  This sale was completed as a part of the financing with Iroquois Capital Opportunity Fund, LP. See, below.

Iroquois Capital Opportunity Fund, LP

On March 3, 2010, Glen Rose Petroleum Corporation closed a secured convertible note and warrant transaction agreement with Iroquois Capital Opportunity Fund and twelve other investors.  Pursuant to the secured convertible note transaction, the Company received $3,350,000 in exchange for the notes and warrants.  The two year notes pay 8% interest or 12% interest if payment is made in kind.  The outstanding principal and interest on the notes is convertible into Company common stock at the option of the note holder at $0.30 per share with the Company having the right to force conversion once the Company achieves a greater than $1.25 share price and minimum daily volume of $2,000,000.  The maximum number of conversion common stock shares for the notes’ principal amounts, assuming all shares are converted, is 11,666,667 common stock shares.  The notes are secured by all of the Company’s and its subsidiaries’ assets.   The investors also received a total of 11,666,667 warrants exercisable at $0.60 per share with five year terms.  The warrants have cashless exercise provisions.  Should the Company issue common stock for consideration that is less than the note conversion price or the warrant exercise price during the term of the notes or warrants, the note conversion price and the warrant exercise price shall be adjusted downward to equal the price at which the Company issued that common stock.

The Company also closed a transaction with Glen Rose Partners I, LLC, an affiliate of Iroquois Capital Opportunity Fund, LP, to sell 12.5% of its working interest in the Wardlaw Field in exchange for $1,000,000, with a carveout for existing producing wells.

On February 5, 2010 Blackwood Ventures, LLC served notice on the Company to convert the January 2009 Debenture for $250,000 plus interest into shares of common stock, and was issued 1,433,742 shares of common stock. This is a related-party transaction.

The 2010 Fiscal Year

On-Going Operations

UHC Petroleum Corporation operates the Wardlaw Field, located approximately 28 miles west of Rocksprings in Edwards County, Texas. The Wardlaw Field lies in the southeast portion of the Val Verde Basin with oil production from the field coming from the Glen Rose formation at a depth of less than 600 feet. The leaseholds consist of approximately 10,502 gross acres of which approximately 10,000 gross acres are undeveloped. The leaseholds currently include 85 wellbores. Of these wells, approximately 75 are currently capable of production. Up until March of 2010, utilizing one swabbing unit, we are daily producing 45 wells. Since Ruben Alba joined us as our Chief Operating Officer, we completed the initial evaluation of our wells and we have ceased swabbing and have installed the first 10 new specially designed pumps to lift efficiently medium gravity crude from a shallow depth. UHC Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2014. The status report in this paragraph is as of March 31, 2010.

Production in the Wardlaw Field has historically been carried out via primary production methods, using a swabbing unit along with nitrogen injection under pressure and pump jacks. These operations have ceased and a new a specially designed shallow medium gravity crude pumps have been installed and are currently under evaluation.

The following table shows the total gross oil and gas production from Texas for each of the three most recent fiscal years. Oil production is shown in barrels (Bbl), and natural gas production is shown in thousand cubic feet (Mcf).

	March 31,
Area	2010	2009	2008
Texas
Oil	3,398 Bbl	2,885 Bbl	1,255 Bbl
Gas	—	—	—

The following table illustrates the average sales price and the average production (lifting) costs per barrel and per thousand cubic feet for each of the three most recent fiscal years.

			March 31,
	2010		2009		2008
Items	Oil	Gas	Oil	Gas	Oil	Gas
Texas
Avg. Sales Price/Unit	$38.68	—	$35.96	—	$79.09	—
Avg. Prod. Cost/Unit	$33.64	—	$41.29	—	$135.87	—

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years.

	March 31,
	2010		2009		2008
	Net	Dry	Net	Dry	Net	Dry
Wells Drilled	Productive Holes		Productive Holes		Productive Holes
Texas
Exploratory	3	1	3	1—	—	—
Development	2	—	2	—	—	—
TOTAL
Exploratory	3	1	3	1	—	—
Development	2	—	2	—	—	—

The following table illustrates estimates of the proved oil and gas reserves, for the Wardlaw Field, Edwards County, Texas, as of March 31, 2009 and March 31, 2010.

	Oil Reserves (Bbls)	Gas Reserves (Mcf)

March 31, 2009	602,591	357,657
Estimated Proved Reserves	—	—
Extensions, additions and discoveries	—	—
Revisions to previous estimates *	(183,822)	(357,657)	*
Production	(3,398)	—

March 31, 2010	415,371	—

We have no oil and gas reserves or production subject to long-term supply, delivery or similar agreements. Estimates of our total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

The following table illustrates the total gross and net oil and gas wells in which Petroleum had an interest at March 31, 2010. The existence of a productive well does not mean that the well is currently producing or will continue to be productive. Petroleum has a 100% Working Interest and a 75% Net Revenue Interest in the Wardlaw Lease, Edwards County, Texas.

* The Company plugged its gas well with the intent toward future development, and the gas reserves have been reclassified as proven-unproducing.

	Productive Wells
	Gross		Net
Area	Oil	Gas	Oil	Gas

Texas	45	—	37.5	—
TOTAL	45	—	37.5	—

The following table illustrates the gross and net acres of developed and undeveloped gas and oil leases held by Petroleum at March 31, 2010.

	Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net

Texas	502	377	10,000	7,500
TOTAL	502	377	10,000	7,500

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

Our properties are subject to extensive and changing federal, state and local laws and regulations designed to protect and preserve our natural resources and the environment. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue. These laws and regulations often require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; impose substantial liabilities for pollution resulting from our operations; and require the reclamation of certain lands.

The permits required for many of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes impose strict and arguably joint and several liabilities on owners and operators of certain sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act (RCRA) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (OPA) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. The Clean Air Act of 1970 and its subsequent amendments in 1990 and 1997 also impose permit requirements and necessitate certain restrictions on point source emissions of volatile organic carbons (nitrogen oxides and sulfur dioxide) and particulates with respect to certain of our operations. We are required to maintain such permits or meet general permit requirements. The EPA and designated state agencies have in place regulations concerning discharges of storm water runoff and stationary sources of air emissions. These programs require covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. Most agencies recognize the unique qualities of oil and natural gas exploration and production operations. A number of agencies including but not limited to the EPA, the BLM, the TCEQ, the LDNR, the NDIC, the OCC, the WOGCC, the MBOGC and similar commissions within these states and of other states in which we do business have adopted regulatory guidance in consideration of the operational limitations on these types of facilities and their potential to emit pollutants. We believe that we will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on us.

Climate Change

Climate change has emerged as an important topic in public policy debate regarding our environment. It is a complex issue, with some scientific research suggesting that rising global temperatures are the result of an increase in greenhouse gas emissions (GHGs) which may ultimately pose a risk to society and the environment. Products produced by the oil and natural gas exploration and production industry is a source of certain GHGs, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could have a significant impact on our future operations.

Employees

As of March 31, 2010, we had eight full-time employees. In addition, we have consulting agreements with one management officer, which account for over half or more of his business activity.

ITEM 1A.  RISK FACTORS.

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

Risks Relating to Our Business

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $2,509,790 and $2,181,974 for the years ended March 31, 2010 and 2009, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We do not have sufficient revenues to fund our current operations.

UHC Petroleum Corporation does not earn enough money from our oil and gas sales to pay its operating expenses. Due to our substantial losses and our working capital deficit, we may be unable to continue as a going concern. If we do not obtain additional capital, we will be required to severely curtail, or to completely cease operations. There is no assurance that such additional capital will be available or will be available on acceptable terms.

Our independent auditor, has included in its report on our financial statements a paragraph stating that that we may be unable to continue as a going concern.

We have experienced net losses and negative cash flows from operations. We sustained a net loss of $2,509,790 for fiscal year ended March 31, 2010. We have an accumulated deficit of $50,942,560. We sold most of our proved reserves in 2007 and we currently do not have significant revenue producing assets. In addition, we have limited capital resources. All of these factors raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the report of our independent certified public accountants, on our consolidated financial statements for the year ended March 31, 2010 these conditions have raised substantial doubt about our ability to continue as a going concern.

Natural gas and oil drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.

An investment in us should be considered speculative due to the nature of our involvement in the exploration for, and the acquisition, development and production of, oil and natural gas in North America. Oil and gas operations involve many risks, which even a combination of experience and knowledge and careful evaluation may not be able to overcome. There is no assurance that commercial quantities of oil and natural gas will be discovered or acquired by us.

We depend on successful exploration, development and acquisitions to maintain reserves and revenue in the future.

Acquisitions of crude oil and natural gas issuers and crude oil and natural gas assets are typically based on engineering and economic assessments made by independent engineers and our own assessments. These assessments will include a series of assumptions regarding such factors as recoverability and marketability of crude oil and natural gas, future prices of crude oil and natural gas and operating costs, future capital expenditures and royalties and other government levies which will be imposed over the producing life of the reserves. Many of these factors are subject to change and are beyond our control. In particular, the prices of and markets for oil and natural gas products may change from those anticipated at the time of making such assessment. In addition, all such assessments involve a measure of geologic and engineering uncertainty that could result in lower production and reserves than anticipated. Initial assessments of acquisitions may be based on reports by a firm of independent engineers that are not the same as the firm that we use for our year-end reserve evaluations. Because each of these firms may have different evaluation methods and approaches, these initial assessments may differ significantly from the assessments of the firm used by us.

In addition, our review of records and properties of potential acquisitions may not necessarily reveal existing or potential problems, nor will we necessarily become sufficiently familiar with the properties before we acquire them to assess fully their deficiencies and potential. Environmental problems, such as soil or ground water contamination, are not necessarily observable even when an inspection on a well is undertaken and even when problems are identified, we may often assume certain environmental and other risks and liabilities in connection with acquired properties.

We have substantial capital requirements that, if not met, may hinder our operations.

If we have insufficient revenues, we may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that debt or equity financing, or cash generated by operations will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations or prospects.

Because we are small and have limited access to additional capital, we may have to limit our exploration activity, which may result in a loss of investment.

We have a small asset base and limited access to additional capital. Accordingly, we must limit our exploration activity. As such, we may not be able to complete an exploration program that is as thorough as our management would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and investors may lose their investment.

We must estimate our proved oil and gas reserves and the estimated future net cash flows from the reserves. These estimates may prove to be inaccurate.

This annual report on Form 10-K contains estimates of our proved oil and gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently imprecise. Additionally, our interpretations of the rules governing the estimation of proved reserves could differ from the interpretation of staff members of regulatory authorities resulting in estimates that could be challenged by these authorities.

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

We believe that our properties have significant reserves of oil. However, we have not had the funds to fully exploit these resources. The costs associated with the development of oil and gas properties, including engineering studies, equipment purchase or leasing and personnel costs, are significant. In order to become profitable we must enhance our oil production, which means that we must drill and/or recomplete more wells. In order to accomplish this, we must find additional sources of capital. There is no assurance that such additional capital will be available or will be available on acceptable terms.

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

We cannot control the activities on properties we do not operate and are unable to ensure their proper operation and profitability.

We do not operate some of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology.

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

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focus is on the oil and gas industry in a limited number of properties in Texas. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the region in which we operate than we would if our business were more diversified, enhancing our risk profile.

We face strong competition from other oil and gas companies.

We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors have been engaged in the oil and gas business much longer than we have and possess substantially larger operating staffs and greater capital resources than us. These companies may be able to pay more for exploratory projects and productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. Such competitors may also be in a better position to secure oilfield services and equipment on a timely basis or on favorable terms. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

Current global financial conditions have been characterized by increased volatility which could have a material adverse effect on our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. There can be no assurance that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations could have a material adverse effect on our business, prospects, liquidity and financial condition.

The potential profitability of oil and gas properties depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance. In addition, a productive well may become uneconomic in the event that water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

Seasonal weather conditions and other factors could adversely affect our ability to conduct drilling activities.

Our operations could be adversely affected by seasonal weather conditions and wildlife restrictions on federal leases. In some areas, certain drilling and other oil and gas activities can only be conducted during limited times of the year, typically during the summer months. This would limit our ability to operate in these areas and could intensify competition during those times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, which could have a material adverse effect upon us and our results of operations.

If we are unable to retain qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued services of our directors and officers and, in particular, Ruben Alba, Chief Operations Officer and Sam Smith, Chief Geologist. Loss of the services of either of these persons could have a material adverse effect on our growth, revenues, and prospective business. We have not and do not expect to obtain key man insurance on our management. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

The marketability of natural resources will be affected by numerous factors beyond our control.

The markets and prices for oil and gas depend on numerous factors beyond our control. These factors include demand for oil and gas, which fluctuate with changes in market and economic conditions, and other factors, including:

•	worldwide and domestic supplies of oil and gas;
•	actions taken by foreign oil and gas producing nations;
•	political conditions and events (including instability or armed conflict) in oil-producing or gas-producing regions;
•	the level of global and domestic oil and gas inventories;
•	the price and level of foreign imports;
•	the level of consumer demand;
•	the price and availability of alternative fuels;
•	the availability of pipeline or other takeaway capacity;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes; and
•	the overall worldwide and domestic economic environment.

Significant declines in oil and gas prices for an extended period may have the following effects on our business:

•	adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;
•	cause us to delay or postpone some of our capital projects;
•	reduce our revenues, operating income and cash flow; and
•	limit our access to sources of capital.

We may have difficulty distributing our oil and gas production, which could harm our financial condition.

In order to sell the oil and gas that we are able to produce, we may have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil and gas production and may increase our expenses. Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and/or gas and in turn diminish our financial condition or ability to maintain our operations.

CREDIT CONCENTRATION RISK

We produce a raw commodity. Currently one purchaser buys 100% of our production. Although we believe that other purchasers are available for our production, this has not yet developed and we are subject to the risk of the purchaser’s solvency relating to outstanding balances. Although the purchaser has historically timely paid and we have no information that would indicate that it would be unable to continue paying in the future, there are no assurances that this will continue. Any disruption in payments from the purchaser would materially and adversely affect our results, business condition and ability to continue as a going concern.

Our significant shareholders may have substantial influence over our business and affairs.

As of March 31, 2010, management and Blackwood Ventures LLC beneficially owned greater than 60% of our issued and outstanding shares of common stock. As a result, these insiders will have substantial influence over the outcome of certain matters requiring shareholder approval, including the power to, among other things:

•	amend our articles of incorporation;
•	elect and remove our directors and control the appointment of our senior management; and
•	prevent our ability to be acquired and complete other significant corporate transactions.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on us.

Oil and gas operations are subject to federal, state, provincial and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, provincial and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received.  Further, hydraulic fracturing, the process used for releasing natural gas from shale rock, has recently come under increased scrutiny and could be the subject of further regulation that could impact the timing and cost of development.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

With the introduction of the Kyoto Protocol, oil and gas producers may be required to reduce greenhouse gas emissions. This could result in, among other things, increased operating and capital expenditures for those producers. This could also make certain production of crude oil or natural gas by those producers uneconomic, resulting in reductions in such production.

We are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or for which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change in government regulation and/or administrative practices may have a negative impact on our ability to operate and on our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the U.S. may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

No assurance can be given that defects in our title to natural gas and oil interests do not exist.

Title to natural gas and oil interests is often not possible to determine without incurring substantial expense. An independent title review was completed with respect to certain of the more valuable natural gas and oil rights acquired by us and the interests in natural gas and oil rights owned by us. Also, legal opinions have been obtained with respect to the spacing units for the wells which have been drilled to date and which have been operated by us.

However, no assurance can be given that title defects do not exist. If a title defect does exist, it is possible that we may lose all or a portion of the properties to which the title defect relates. Our actual interest in certain properties may therefore vary from our records.

Risks Relating to our Common Stock

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile and could be subject to wide fluctuations. Some of the factors that could negatively affect such share price include:

•	actual or anticipated fluctuations in our quarterly results of operations;
•	liquidity;
•	sales of common stock by our shareholders;
•	changes in oil and natural gas prices;
•	changes in our cash flows from operations or earnings estimates;
•	publication of research reports about us or the exploration and production industry generally;
•	increases in market interest rates which may increase our cost of capital;
•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of key management personnel;
•	actions by our shareholders;
•	commencement of or involvement in litigation;
•	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry;
•	speculation in the press or investment community regarding our business;
•	general market and economic conditions; and
•	domestic and international economic, legal and regulatory factors unrelated to our performance.

Financial markets have recently experienced significant price and volume fluctuations that have affected the market prices of equity securities of companies and that have, in many cases, been unrelated to the operating performance, underlying asset values or prospects of such companies.  Accordingly, the market price of our common stock may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to develop our business.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that (i) has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, or (ii) is not registered on a national securities exchange or listed on an automated quotation system sponsored by a national securities exchange. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Exchange Act requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	attests that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to both the broker-dealer and the registered representative. Current quotations for the securities and the rights and remedies and to be available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult

Investors may be unable to enforce judgments against us and certain of our directors and officers.

Certain of our directors and officers reside principally outside the U.S. Because all or substantially all of the assets of these persons are located outside the U.S., it may not be possible for you to effect service of process within the U.S. upon us or those persons. Furthermore it may not be possible for you to enforce judgments obtained in U.S. courts based upon the civil liability provisions of the U.S. federal securities laws or other laws of the U.S. against us or those persons.

ITEM 2. PROPERTIES

Our corporate headquarters is located at Suite 515, 22762 Westheimer Parkway, Katy, Texas 77450. This is not a long term lease.

Petroleum leases an oil field in Edwards County, Texas consisting of approximately 10,502 gross acres of which 10,000 gross acres are undeveloped. Pursuant to the leases, Petroleum receives a 75% net working interest from production. The field is located in the southeast portion of the Val Verde Basin, 28 miles west of the city of Rocksprings, Texas.

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

On March 17, 2008, the individual defendants filed a motion for new trial which was overruled by operation of law on April 30, 2008. The individual defendants then timely filed a Notice of Appeal for the matter to be heard by the Court of Appeals for the Tenth District of Texas, in Waco, Texas.  On October 8, 2008, individual defendants filed a brief with the Tenth Court of Appeals. On January 14, 2009, the Company filed its brief in this matter. The defendants filed a reply brief on February 5, 2009. Also, a Baylor Law School professor filed an amicus letter with the Court on February 3, 2009. As of July 7, 2009, there had been no opinion released by the Texas Tenth Court of Appeals.  In January 2009 Justice Rex D. Davis has recused himself from considering the matter.

On May 26, 2010, the Court of Appeals for the Tenth District reversed the judgment of the trial court and determined that the Company shall “take nothing”. The Company has determined not to pursue the matter further.

UHC Petroleum Corp. v. Lone Star Production Company, Buffalo Draw Partners, LLC, and T. Grant Johnson

On August 15, 2008, UHC Petroleum Corp., a wholly-owned subsidiary of the Company, filed a lawsuit against Lone Star Production Company, Buffalo Draw Partners, LLC, and T. Grant Johnson in Edwards County, Texas for declaratory judgment, tortuous interference with peaceful use and enjoyment of property, business disparagement and injurious falsehood, and tortuous interference with prospective contracts and business relations. The lawsuit alleges that Lone Star Production Company top-leased one of the Company’s Wardlaw Field leases in 2004 and in 2008 the defendants engaged in various actions that were detrimental to the Company. In January 2010, UHC Petroleum Corp. requested a dismissal of the action without prejudice.

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

Forbes Energy Services, LLC successor in interest to CC Forbes Company, LP v. UHC Petroleum Corporation

On June 11, 2009 Forbes Energy Services, LLC filed a lawsuit against UHC Petroleum Corporation in the 79th District Court of Jim Wells County, Texas alleging breach of contract, sworn account, and quantum meruit. The parties agreed to transfer matter from Jim Wells County to Edwards County and the matter is waiting new case number to begin the discovery process.

Paradigm Lift Technologies, LLC v. UHC Petroleum Corporation

On September 21, 2009 Paradigm Lift Technologies, LLC filed a lawsuit against UHC Petroleum Corporation in the 63rd District Court in Edwards County, Texas for sworn account for equipment allegedly purchased by UHC Petroleum Corporation.  The case is in the discovery stage.

Jeff Toth v. Glen Rose Petroleum Corp.

On January 27, 2010, Jeff Toth filed a petition in the 63rd District Court in Edwards County, Texas against Glen Rose Petroleum Corporation for trespass, surface damage, and use of filler.  The petition was served on February 18, 2010 and is in the discovery period.

UHC Petroleum Corp. v. Good News Capital, LLC, et. al.

On April 2, 2010, the Company filed a declaratory judgment action against Good News Capital, LLC and its principal, Jeffrey Frichner, in the 101st District Court in Dallas County, Texas.  Good News Capital, LLC made a claim for compensation in the amount of 300,000 shares of stock under a purported 2009 agreement which the Company alleges never was performed by Good News Capital, LLC. The Company also has alleged that the claim for shares is barred because neither Good News Capital, LLC nor Mr. Frichner are licensed securities broker-dealers and the alleged engagement related to finding investors for the Company. In January 2010, we have moved for default judgment against Good News Capital and to dismiss our claim against Mr. Frichner. On July 9, 2010, the District Court entered a default declaratory judgment against Good News Capital finding that the Company was not liable to Good News Capital, LLC under a purported 2009 agreement with them or otherwise.

Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation

On October 9, 2009, an action was commenced in the District Court in Kaufman County, TX, by Langston Family Limited Partnership and Buccaneer Energy Corporation against the Company seeking recovery of funds and compensation for services allegedly advanced to the Company.  The Company was served in March 2010 and will vigorously defend the action. The action was amended on May 4, 2010 to, among other things, add Mr. Langston as a plaintiff.  The Company will soon be filing pleadings in this Texas action.  See, also Glen Rose Petroleum Corporation v. Joseph Langston, below.

Glen Rose Petroleum Corporation v. Joseph Langston

On April 1, 2010, the Company filed an action in the Delaware Court of Chancery against Mr. Langston, the Company’s former Chief Executive Officer, based upon alleged breaches of fiduciary duties as an officer and director of the Company and alleged self-dealing.  On July 8, 2010, the Court denied jurisdiction in Delaware due to the prior action of Mr. Langston in Kaufman County, TX, and directed the Company to proceed in the Texas Court. The Company will soon be filing pleadings in this Texas action. See also, Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation, above.

Potential Shareholder Derivative Litigation

On June 25, 2010, the Company was advised by its counsel in the Langston matters that the firm received a letter from Mr. Langston’s counsel purportedly constituting a notice to the Company and its directors of “a potential shareholder derivative lawsuit against the officer and directors of Glen Rose Petroleum”. The letter received by our counsel stated that is was being given pursuant to “Article 5.14 and Tex. Bus. Org. Code Sec. 21.533, a shareholder may not institute a derivative proceeding until written demand is filed with the corporation stating ‘with particularity’ the act, omission, or other matter that is the subject of the claim or challenge and requesting that the corporation take ‘suitable action’.” The Company’s counsel has responded that it does not believe that the correspondence is legally sufficient as a requisite notice under Delaware or Texas law, and notes that “most, if not all the alleged ‘wrongdoings’ took place during the period that Mr. Langston was the CEO, President and CFO.”

The letter of June 25, 2010, has been referred to our Board of Directors for appropriate action under Delaware Chancery Court Rule 23.1 and we intend to respond to the counsel’s demands in due course after a complete investigation. The Board is in the process of appointing disinterested directors to conduct the investigation and outside counsel to act as special counsel. The Company believes that the law allows at least ninety (90) days to investigate the allegations.

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

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SALES OF UNREGISTERED EQUITY SECURITIES.

Market Information

The principal market for our common stock until April 29, 2010 was the Nasdaq Capital Market. On that date, because we no longer satisfied the listing standards for the Nasdaq Capital Market, our common stock ceased to be listed on the Nasdaq. Since then, our common stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under under the symbol “GLRP.OB”

The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as reported by Nasdaq, or as reported by the OTCBB, as the case may be. For OTCBB quotations, the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2010
First Quarter	$.50	$.15
Second Quarter	$.42	$.15
Third Quarter	$.42	$.15
Fourth Quarter	$1.55	$.20

Fiscal Year Ended March 31, 2009
First Quarter	$1.87	$.62
Second Quarter	$2.00	$.45
Third Quarter	$.60	$.03
Fourth Quarter	$.45	$.11

Fiscal Year Ended March 31, 2008
First Quarter	$1.08	$.67
Second Quarter	$1.00	$.41
Third Quarter	$1.88	$.75
Fourth Quarter	$.81	$.51

Shareholders

As of March 31, 2010, there were approximately 1,480 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have never declared any cash dividends on our common stock and we do not anticipate declaring a cash dividend in the foreseeable future.

Sales of Unregistered Securities

On April 30, 2009, the Company authorized the issuance of 65,217 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $12,391 and charged to operations.

On May 31, 2009, the Company authorized the issuance of 65,217 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $16,304 and charged to operations.

On June 30, 2009, the Company authorized the issuance of 65,217 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $18,261 and charged to operations.

On July 31, 2009, the Company authorized the issuance of 40,000 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $11,200 and charged to operations.

On August 11, 2009, the Company received the first consideration for a short-term financing of the Company pursuant to an agreement with Dr. Howard Berg.  Under the agreement Dr. Berg is paying the Company $250,000 and receiving senior secured note in the principal amount of $250,000 with a three month term carrying an interest rate of 1.5% per month, a warrant to purchase 250,000 Company shares at $0.30 expiring January 30, 2011 and a warrant to purchase 250,000 Company shares at $0.67 expiring July 30, 2012.  The note is secured by Company assets.  The Company failed to pay the outstanding balance of its note obligation to Dr. Howard Berg when it became due on October 30, 2009, and the note is currently in default.  But the note holder has yet to declare an event of default.

On August 31, 2009, the Company authorized the issuance of 40,000 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $12,800 and charged to operations.

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

On November 12, 2009, the Company issued 500,000 shares of its common stock to World Link Partners, LLC for cash in the amount of $25,000 and $50,000 in two promissory notes of $25,000 each carrying an interest rate of 8% per annum.  World Link Partners LLC made a payment of $12,500 on February 12, 2010 toward their outstanding obligation on the notes and the remaining balances were converted into an amended promissory note on February 12, 2010 in the amount of $37,500 carrying an interest rate of 8% per annum maturing on March 30, 2010. The purchase price for the Company’s shares is $0.15.  The Company recorded $1,534 in interest income from the two old and new promissory notes.

On November 30, 2009, the Company authorized the issuance of 60,000 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $12,600 and charged to operations

On December 31, 2009, the Company issued 333,334 shares of its common stock to Blackwood Ventures, LLC, a related party, in consideration for a release of liability in the amount of $50,000.10 under a debenture issued by the Company.

On December 23, 2009, the Company issued 500,000 shares of its common stock to Malcolm Harrison for cash in the amount of $75,000.  The purchase price for the Company’s shares is $0.15

On December 31, 2009, the Company issued 30,000 shares of its common stock to David Kahn for conversion of $9,000 liability it owed him for services.  As a result of this conversion the company recorded a gain in the amount of $3,000.

On December 31, 2009, the Company issued 833,334 shares of its common stock to Blackwood Capital Limited, a related party, in consideration for $125,000 it owed Blackwood Capital Limited for services under its consultancy agreement.  As a result of this conversion the company recorded additional expense of $41,667 to its operations.

 On December 31, 2009, the Company issued 102,674 shares of its common stock to several of its directors to prepay board compensation.  As a result of this issuance the company recorded an additional expense of $20,535 to its operations.

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

On January 20, 2010 Blackwood Ventures LLC was issued 666,667 shares of common stock at $0.15 per share in consideration for an advance to the Company in December 2009 of $100,000 and on January 29, 2010 Blackwood Ventures LLC was issued 166,667 shares of common stock at $0.15 in consideration for an advance to the Company in December 2009 of $25,000.  These are related-party transactions.

On January 31, 2010, the Company authorized the issuance of 55,556 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $12,222 and charged to operations.

On February 26, 2010, the Company paid $100,000 and issued 603,917 shares of restricted common stock to Dr. Howard Berg, holder of a note issued by the Company and having an outstanding balance of $271,871.

On February 28, 2010, the Company authorized the issuance of 55,556 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $13,889 and charged to operations.

On February 8, 2010, the Company issued a three year Warrant to DK True Energy Development Lts. to purchase up to 500,000 shares of the Company’s common stock at a price per share of $0.75.  The Warrant allows a cashless exercise.

On March 9, 2010, Blackwood Ventures, LLC served notice on the Company to convert the January 2009 Debenture for $250,000 plus interest into shares of Common Stock, as per Clause 3, Conversion of the Debenture, which amounts to 1,433,742 shares of Common Stock.  This is part of a related-party transaction.

 On March 31, 2010, the Company authorized the issuance of 55,556 shares of common stock to its directors pursuant to the Company’s compensation plan. The shares were valued at $23,333 and charged to operations.

On March 31, 2010, the Company reversed the December 31, 2009 issuance of 102,674 shares of common stock issued to several of its directors as prepaid board compensation.  This amount has been recorded in the issuance of its board compensation for the first quarter of 2010.

On March 3, 2010, Glen Rose Petroleum Corporation closed a secured convertible note and warrant transaction agreement and a working interest purchase and sale agreement with Iroquois Capital Opportunity Fund and twelve other investors.  Pursuant to the secured convertible note transaction, the Company received $3,350,000 in exchange for the notes and warrants.  The two year notes pay 8% interest or 12% interest if payment is made in kind.  The outstanding principal and interest on the notes is convertible into Company common stock at the option of the note holder at $.30 per share with the Company having the right to force conversion once the Company achieves a greater than $1.25 share price and minimum daily volume of $2,000,000.  The maximum number of conversion common stock shares for the notes’ principal amounts, assuming all shares are converted, is 11,666,667 common stock shares.  The notes are secured by all of the Company’s and its subsidiaries’ assets.   The investors also received a total of 11,666,667 warrants exercisable at $.60 per share with five year terms.  The warrants have cashless exercise provisions.  Should the Company issue common stock for consideration that is less than the note conversion price or the warrant exercise price during the term of the notes or warrants, the note conversion price and the warrant exercise price shall be adjusted downward to equal the price at which the Company issued that common stock.

Equity Compensation Plan Information

The 2008 Equity Incentive Plan.   In January 2008, our board of directors approved and adopted the United Heritage Corporation 2008 Equity Incentive Plan (the “Plan”). We have reserved 5,000,000 shares of common stock for awards that will be granted from the Plan. The awards are subject to adjustment in the event of stock dividends, recapitalizations, stock splits, reverse stock splits, subdivisions, combinations, reclassifications or similar changes in our capital structure. The Plan became effective upon adoption by the board, and, unless earlier terminated in accordance with the terms and provisions thereof, will remain in effect for a period of ten years from the date of adoption. As of March 31, 2010 there were no awards outstanding under the plan.

Other Plans - The 1995 Stock Option Plan was effective September 11, 1995 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2010 no awards were outstanding under this plan. The 1998 Stock Option Plan was effective July 1, 1998 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2010, no awards were outstanding.. The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 1,666,667 shares of our authorized but unissued common stock. As of March 31, 2010, no awards were outstanding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under the equity compensation plan (excluding securities reflected in column)
	(a)	(b)	(c)

Shareholder Approved(1)	1,020,000	$1.63	74,995

Non-Shareholder Approved	0	N/A	0

 (1) No options have been granted from the 2002 Consultant Equity Plan. However, we have paid consultants in the past by granting shares of our common stock from the 2002 Consultant Equity Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

We are an independent producer of crude oil based in Katy, Texas. We produce from properties we lease in Texas, the Wardlaw lease in Edwards County, Texas. We currently have 85 wellbores, 75 of which are capable of production, and 45 of which are currently producing. The new management team that commenced operations at the Wardlaw Field following the Iroquois investment  headed up by Ruben Alba has led the development, in partnership with Nomad Energy, of a new shallow medium gravity crude pump.  The Company had installed 10 of these pumps by the middle of June and will be purchasing and installing a further 10 in July and thereafter, depending on results, will look to take this lifting system field wide.

During the 2010 fiscal year, the sale price of oil produced by our properties in Texas increased from $35.96 a barrel, to $38.68 a barrel. The closing price was $33.51 a barrel as of March 31, 2009, versus $81.20, as of March 31, 2010. Production costs during the 2010 fiscal year decreased from $41.29 a barrel during the 2009 fiscal year to $33.64 a barrel, because we were able to increase average daily production, while keeping our field expenses constant.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. We have incurred substantial losses from operations and we have a working capital deficit which raises substantial doubt about our ability to continue as a going concern. We sustained a net loss of $2,509,790 for the fiscal year ended March 31, 2010 and, as of the same period, we had working capital (deficit) of $2,705,654. We must obtain financing in order to develop our properties and alleviate the doubt about our ability to continue as a going concern.

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

Income Taxes - Included in our net deferred tax assets are approximately $1.12 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset. Moreover, our recent change of majority ownership significantly reduced our ability to carry forward our net operating losses.

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

On May 27, 2008, Petroleum signed a letter of intent (‘LOI’), to sell for $2.5 million a 50% interest in 2,560 acres (25%) of its Wardlaw Field to Wind Hydrogen Limited (‘WHL’), a publicly-listed company on the Australian Stock Exchange (‘ASX’). The Wardlaw lease is a 10,502 gross acre field located in Edwards County, Texas. In addition, WHL at closing purchased two options to expand the venture for 2,560 acres each. The Participation Agreement required that WHL pay 100% of the drilling costs, up to $2.5 million, for a 50% working interest in the first 2,546 acres (Phase 1). After funding $1.5 million and participating in the drilling of five wells, WHL discontinued funding.

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

As of December 31, 2008, WHL had failed to fund the $1,000,000 cash call issued by Petroleum on November 7, 2008. This failure is a material breach under the Participation Agreement, and Petroleum plans that WHL will no longer provide additional funding and the Participation Agreement has been terminated and all rights thereunder were forfeited.

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

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  ASU 2010-08 clarifies guidance on embedded derivatives and hedging.  This ASU is effective for fiscal years beginning after December 15, 2009. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update  2010-09 (ASU 2010-09), Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted. The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-02 (ASU 2010-02), Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-06 (ASU 2010-06), Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends FASB Accounting Standards Codification (ASC) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

RESULTS OF OPERATIONS

The following selected financial data for the two years ended March 31, 2010 and March 31, 2009 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

	Year Ended	Year Ended
	March 31, 2010	March 31, 2009

Income Data:
Revenues	$124,815	$122,279
Income Profit (Loss)	$(2,509,790)	(2,181,974)
Income Profit (Loss)
Per Share	$(0.20)	$(0.21)
Weighted Average
Number of Shares	12,588,610	10,431,234

Balance Sheet Data:
Working Capital (deficit)	$2,705,654	$(2,702,752)
Total Assets	$8,878,400	$6,249,381
Current Liabilities	$874,001	$2,948,077
Long-Term Liabilities	$4,468,374	$116,961
Shareholders’ Equity	$3,536,025	$3,184,342

Combined Results

Our revenues for the 2010 fiscal year were $124,815, an increase of $2,536 or approximately 2%, as compared to revenues of $122,279 for the 2009 fiscal year.

Total operating expenses of $2,096,508 reflects a decrease of $207,320 or approximately 9%, for the 2010 fiscal year as compared to operating expenses of $2,303,828  for the 2009 fiscal year. The significant operating expenses reported for the 2010 fiscal year resulted from the recognition the expense portion of warrants and stock options. General and administrative expenses increased by $44,935, or approximately 4%, from $1,007,979 in the 2009 fiscal year to $1,052,914 in the 2010 fiscal year. We also incurred a warrants and stock options expense of $829,852 during the fiscal year ended March 31, 20. Interest expense was $237,184 in the 2010 fiscal year, as compared to $3,201 in the 2009 fiscal year.

Our net loss for the 2010 fiscal year was $2,509,790 an increase of $327,816 or approximately 15%, as compared to a net loss of $2,181,974 for the 2009 fiscal year

Oil Activity

Oil sales during the 2010 fiscal year were $124,815, an increase of $2,536 or approximately 2%, as compared to sales of $122,279 during the 2009 fiscal year. Recent volatility in crude oil prices has caused substantial variations in unit prices and our revenues may vary considerably base on crude oil unit prices.

The Company had no receivables from their single oil and gas customer at the year ended March 31, 2010.

No allowance for doubtful accounts has been included in our financial statements since recorded amounts are determined to be fully collectible, based on management’s review of customer accounts, historical experience and other pertinent factors. During the fiscal year ended March 31, 2010, we recorded oil and gas sales to only one customer. However, buyers of crude oil are plentiful and can be easily replaced.

Production and operating expenses were $114,320 during the 2010 fiscal year as compared to $94,541 in production and operating expenses during the 2009 fiscal year, an increase of $19,779 or approximately 21%. Depreciation and depletion expense for the 2010 fiscal year was $54,843 as compared to depreciation and depletion expense of $58,466 for the 2009 fiscal year, a decrease of $3,623. Demand for oil field service providers may vary substantially with the unit price of gas and crude oil which would have a corresponding effect on the price of oil field goods and services.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sales revenues have not been adequate to support our operations.

Our current assets increased by $3,334,330 or approximately 1.36%, from $245,325 at March 31, 2009 to $3,579,655 at March 31, 2010. Current liabilities decreased from $2,948,077 at March 31, 2009, to $874,001 at March 31, 2010, a decrease of $2,074,076 or approximately 70.35%. The decrease in current liabilities was primarily due to the conversion of the put option holder’s short term liability into long term notes. Working capital was $2,705,654 at March 31, 2010 as compared to March 31, 2009 which was a deficit of $2,702,752, an increase of $5,408,406 or 200%. The increase is due primarily to the conversion of the put option holder’s short term liability into long term notes and additional cash received by the company from the Iroquois financing.

Total assets were $8,878,400 at March 31, 2010, an increase of $2,629,019 as compared to $6,249,381 for the 2009 fiscal year.

Capital Resources

Our business plan for the next fiscal year entails redevelopment activities on the Wardlaw properties which may result in a capital expenditure greater than $1 million. Petroleum will not be able to generate this necessary amount internally. Petroleum will rely on additional equity financing, bank debt financing, as well as off balance sheet joint ventures.

Cash Flow

Our operations used $1,050,077 of cash in the 2010 fiscal year as compared to $237,421 used in the 2009 fiscal year. The cash flow deficits are due to the operating losses incurred.

Cash of $673,201 was obtained through investing activities during the 2010 fiscal year as compared to cash of $525,981 used in investing activities for the 2009 fiscal year. Cash of $349,337 was used for capital expenditures for our oil and gas properties and for the purchase of equipment during the 2010 fiscal year as compared to $1,876,191 for the 2009 fiscal year. During the 2009 fiscal year, cash flows used in investing activities related primarily to capital expenditures for our oil and gas properties. During the 2010 fiscal year, cash flows obtained through in investing activities related primarily to proceeds from the sale of a 12.5% working interest and the additions of capital expenditures for our oil and gas properties.

In the 2010 fiscal year, cash of $3,563,172 was provided by financing activities as compared to $716,500 for the 2009 fiscal year.

At March 31, 2010 we had cash of $3,205,233 as compared to $18,867 at March 31, 2009.

Inflation

Our opinion is that inflation has not had, and is not expected to have for the current year, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have for the current year, any material effect on our operations.

Subsequent Events

The Company, on April 1, 2010 entered into an employment agreement with Ken Martin to serve as the Company’s Chief Financial Officer.  Mr. Martin shall receive a base salary of $75,000 annually and received a signing bonus of 53,500 shares of common stock of the Company and could receive 160,500 additional shares of stock and 310,000 warrants to purchase shares of common stock as incentives if milestones are reached during the course of his employment.  The term of the agreement is 12 months.

The Company, on April 1, 2010 entered into an Equipment Lease Agreement with Nomad Energy for the lease of a Bobcat brand Skid Steer loader, which includes a lift fork attachement and 20’ Goosneck trailer with ramps.  The monthly rental rate is $2,196.02 monthly paid in advance on the 15th of each month.  The term of the agreement is for 12 months.

The Company, as of April 15, 2010 bonded insurance coverage for Directors and Officers Insurance with Allied World National and Beazley Insurance Co., Inc.

The Company, on April 26, 2010 entered into a Residential Lease Agreement with Adrian and Charlene Littlefield to lease a home for the use of one its employees to live in.  The agreement commenced on April 2, 2010 and will terminate on March 31, 2011 unless both parties amended the agreement.  The lease required a $1,000 security deposit to be paid upon signing the lease and the monthly rental fee of $700 is to be paid on the 1st of each month.

The Company, on May 15, 2010 entered into an employment agreement with Sam Smith to serve as the Company’s Chief Geologist and Development Officer.  Mr. Smith shall receive a base salary of $90,000 annually and received a signing bonus of 50,000 warrants priced at $0.75 and could receive up to 700,000 warrant incentives if milestones are reached during the course of his employment.  The term of the agreement is 24 months.

The Company as of May 24, 2010 bonded insurance coverage for General Liability and Workers Compensation Insurance with Pacific Wholesale Insurance Brokers.

The Company as of June 1, 2010 started a 401-K Retirement Plan, which shall be administered by Paychecks.

In June 2010, we entered into an agreement with Compagnie Ressources Naturelles et D’Investissment SA. (a company wholly-owned by  Mr. Taylor-Kimmins) for Mr. Taylor-Kimmins’ services. Pursuant to this agreement we will pay Mr. Taylor-Kimmins $15,000 per month. In addition to the compensation to be paid to Mr. Taylor-Kimmins, we have agreed to issue to Compagnie Ressources Naturelles et D’Investissment SA. a signing bonus of 100,000 warrants priced at $0.75, 20,000 common shares per month and warrants to purchase up to 900,000 shares of our common stock, with exercise prices between $0.75 and $1.50,  upon the achievement of certain stated production milestones.

On June 14, 2010 the Company entered into a new Oil and Gas lease over 645 acres immediately to the north of the currently leased acreage, the Wardlaw Lease, and option to lease a further 4,766.2 contiguous acres adjoing to the north.  The leases are for the shallow rights from surface to 1,500 feet with a 80% Net Royalty Interest and 87.5% Working Interest to the Company.  Glen Rose Equity Partners I, LLC will be taking up their right to participate up to 12.5% Working Inerest and will contribute accordingly as determined by the Joint Operating Agreement with UHC Petroleum Corporation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required to be included in this Item 8 are set forth at page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 28, 2008, the Audit Committee of our Board of Directors the Company terminated its auditing relationship with Hein & Associates, LLP and approved the engagement of Jonathon P. Reuben CPA, Accountancy Corporation  as our new principal independent accountant to audit our consolidated financial statements for the year ending March 31, 2009. Prior to engaging Jonathon P. Reuben CPA, Accountancy Corporation, the Company had not consulted them regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.  Further details of this engagement of a new principal independent accountant to audit our financial statements may be found in our Form 8-K filed on September 25, 2008, which is incorporated here by reference.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

In the year ending March 31, 2010, Glen Rose Petroleum Corporation’s management team conducted tests of its disclosure control and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In management's opinion, based on the assessment completed for the year ended March 31, 2010, and as of March 31, 2010, the internal controls over financial reporting are not operating effectively. Further, in management’s opinion, based on the assessment completed for the year ended March 31, 2010, and as of March 31, 2010, the disclosure controls and procedures are not operating effectively.

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

In the year ending March 31, 2010 Glen Rose Petroleum Corporation’s management team conducted tests of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board ("PCAOB") in the United States. In accordance with these standards, management assessed and tested, on a sample basis, Glen Rose Petroleum Corporation’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). It is management's opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of the internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Iroquois Capital Opportunity Fund, LP

On March 3, 2010, Glen Rose Petroleum Corporation closed a secured convertible note and warrant transaction agreement and a working interest purchase and sale agreement with Iroquois Capital Opportunity Fund and 12 other investors.  The secured convertible note transaction provides that the Company will receive $3,350,000 in exchange for the notes and warrants.  The two year notes pay 8 percent interest with a 12 percent interest if payment is made in kind.  The outstanding principal and interest on the notes is convertible into Company common stock at the option of the note holder at $.30 per share with the Company having the right to force conversion once the Company achieves a greater than $1.25 share price and minimum daily volume of $2,000,000.  The maximum number of conversion common stock shares for the notes’ principal amounts, assuming all shares are converted, is 11,666,667 common stock shares.  The notes are secured by all of the Company’s and its subsidiaries’ assets.   The investors are also receiving a total of 11,666,667 warrants exercisable at $.60 per share with five year terms.  The warrants have cashless exercise provisions.  Should the Company issue common stock for consideration that is less than the note conversion price or the warrant exercise price during the term of the notes or warrants, the note conversion price and the warrant exercise price shall be adjusted downward to equal the price at which the Company issued that common stock.

The subscription agreement also calls for the Company to have a director nominated by Iroquois Capital Opportunity Fund LP or its assignee.  Accordingly, the Company has amended its bylaws to provide for such a “Nominated Director.”  Further, under the amended bylaws, the Nominated Director must approve certain business decisions without regard to the vote of the other Directors, including (i) the Company’s or Subsidiary’s annual budget; (ii) acquisition or disposition of material assets, outside the ordinary course of business; (iii) formation or dissolution of the Company or Subsidiary; (iv) expenditure of or incurring of an obligation of $20,000 or more for a single purpose during any consecutive twelve month period unless such expenditure has been approved in a budget approved by the board of directors of the Company or Subsidiary (“single purpose” may include an approved general plan of operations relating to oil and gas production and shall not be a reference to the engagement of any single vendor in connection with such approved general plan of operations relating to oil and gas production), provided such expenditure has been approved in a budget approved by the board of directors of the Company and Subsidiary, as applicable;  (v) open or close any account with any financial institution; (vi) initiation or settlement of any litigation, arbitration or judicial proceeding; and (vii) the issuance of any equity of the Company or right to receive or acquire any equity of the Company, or modification of any of the foregoing outstanding at any time.  The Nominated Director bylaw provision ceases to be effective when the notes are paid.

The Company has also closed a transaction with Glen Rose Partners I, LLC, an affiliate of Iroquois Capital Opportunity Fund, LP, to sell 12.5% of its working interest in the Wardlaw Field in exchange for $1,000,000.   The purchase and sale agreement has a carveout for existing producing wells.  It also includes an Area of Mutual Interest agreement in which Glen Rose Partners I, LLC is able to be a 12.5% participant in future development by the Company or its subsidiaries.  The purchase and sale agreement states that Glen Rose Partners I, LLC is carried on expenses up to $2,000,000.  Further, for five years Glen Rose Partners I, LLC will also have conversion rights to convert its working interest in the Wardlaw Prospect with an imputed value equal to the working interest purchase price as adjusted, into the Company’s common stock in the same manner as the secured convertible notes are convertible except that the Glen Rose Partners I,LC conversion price shall be 150% of the secured convertible notes’ conversion price in effect as of the conversion date, provided that the secured convertible notes remained outstanding on the date of such conversion.

Consulting Agreement with Iromad, LLC

As part of the above-referenced Iroquois Opportunity Fund, LLC transactions, the Company has entered into a consulting agreement with Iromad, LLC which requires the Company to pay $25,000 per month with a 3 year term.  The Company will be paying a six month advance ($150,000) immediately.  The agreement calls for Iromad, LLC’s personnel to be available to consult with the officers of the Company at reasonable times on technical and operational matters.  The $25,000 per month provides for 100 hours of work.  If Iromad, LLC exceeds 100 hours of work in a month, it will bill the Company its regular hourly rates.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Below is information about our directors, executive officers and significant employees. There are no family relationships among our executive officers and directors. Paul Watson served as Chairman and Chief Executive Officer until his resignation on June 30, 2009. The Company held no annual meeting during the fiscal year ending March 31, 2010 and no director failed to attend 75% of the Company’s Board meetings during that time.

Andrew Taylor-Kimmins, President and Director (Chairman), Age: 51

On July 21, 2009, Mr. Taylor-Kimmins became our President and a director and the Chairman of our Board of Directors. Mr. Taylor-Kimmins is affiliated with Blackwood Ventures, LLC, our majority shareholder.

Mr. Taylor-Kimmins, age 51, is a United Kingdom citizen. In addition to serving as a manger of Blackwood Ventures, LLC, Mr. Taylor-Kimmins is currently working for Compagnie de resources Naturelles et d’Invesstiment SA (a predecessor company to Blackwood Capital Limited that is 100% owned by Mr. Taylor-Kimmins) through which he has assisted in the corporate strategy, capital raising and investor relations for a number of US resource businesses including Glen Rose Petroleum Corporation, Lothian Oil Inc,  and Blackwood Resources LLC. Previously he was (through Blackwood Capital) an investor in and consultant to Zletovo Zinc Ltd, a Lead, Zinc and Silver mining operation in the Republic of Macedonia. He managed the acquisition of the assets from Xeminex Inc. in a management buy-out and drove the strategy, development and implementation of the re-start of both Zletovo and Toranica mines and their subsequent sale to a major international resource group, Binani Industries.

Previously Mr. Taylor-Kimmins also served as Chief Executive Officer of Xeminex, Inc. dealing with resource projects world-wide including the acquisition of metal and mining assets, the implementation and exploitation of metal and mineral extraction technologies and the maximization of the value of precious and nonferrous metals prior to and post extraction.

Theodore D. Williams, Director since October 2007, Age 38

Mr. Williams was appointed to our board of directors and as a member of the audit committee on October 8, 2007. In August 2003 Mr. Williams co-founded, and since September 2003 Mr. Williams has been the managing partner of, Point Capital Partners, LLC. Point Capital Partners, LLC, located in Chatham, New Jersey, is a private merchant bank focused on principal investments in the energy, real estate and healthcare/humanities industries. From February 2003 to August 2003, Mr. Williams was vice president of healthcare investment banking at Morgan Joseph & Co. Inc. From May 2000 to November 2002, Mr. Williams was a senior associate of healthcare investment banking with Thomas Weisel Partners LLC. Mr. Williams graduated from the United States Military Academy in West Point, New York and served in the United States Army from April 1994 through February 1997. Mr. Williams is a director of Lothian Oil Inc.

Paul K. Hickey, Director since October 2007, Age 78

Mr. Hickey was appointed to our board of directors on October 8, 2007, and Chairman of the Audit Committee on March 3, 2008.  He also is the Chairman of our Compensation Committee. Since March 1971, Mr. Hickey has been the President of P.K. Hickey & Co., Inc., a privately held investment banking firm based in New York City. From 1982 to 1987, Mr. Hickey was the President of Hickey, Kober, Inc. (Members of the NASD), a sister company of Hickey.  In addition to the Company, Mr. Hickey currently serves as a director of two private companies. Mr. Hickey served as an officer in the U.S. Army, attended the University of North Carolina and has a BA as a Distinguished Military Graduate from the College of William and Mary. Mr. Hickey has been a securities industry executive and investment banker throughout his professional career, advising public and private corporations, including service to more than 30 public and private companies as a director. Mr. Hickey’s leadership capabilities and experience, as well as his extensive business, securities industry and financial experience make him well-qualified to serve as a member of our Board of Directors and as its Audit Committee Chairman.

Martin Chopp, Director since April 2010, 2010, Age 59

Martin Chopp serves as President, Chief Financial Officer and Secretary of Sons Capital, LLC. He has been President of SDC Capital LLC. since 2003. Mr. Chopp served as the Chief Executive Officer, President and Director of Datatrend Services, Inc. (formerly Babystar, Inc.) until February 1995. Mr. Chopp was the President of Sun Capital Company from 1995 to February 2007. He serves as Director of Sons Capital, LLC. Mr. Chopp is licensed by the States of New York and Minnesota to sell life insurance and by the State of New Jersey to sell both life and health insurance. Pursuant to the Securities Purchase Agreement with Iroquois Capital Opportunity Fund (“Iroquois”) has the right, under certain circumstances to appoint a director of the Company. Mr. Chopp has been appointed by Iroquois to serve as a director.

Franz A. Skryanz, Director since May 2007, resigned as of August 25, 2009

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

Paul D. Watson, Chairman and Chief Executive Officer, resigned as ofJune 25, 2009

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

Joseph F. (“Chip”) Langston, Secretary, President and Chief Financial Officer, resigned as of June 29, 2009

In October 2007 Mr. Langston agreed to be interim president and director for $7,500 per month, payable $2,500 in cash and the balance in common stock at an agreed-upon value of $0.75 per share. We are required to issue 20,000 shares of our common stock to Mr. Langston in exchange for the services he rendered pursuant to this agreement, although the shares have not yet been issued.

As of January 1, 2008, Mr. Langston agreed to be president, chief financial officer and a director in exchange for compensation consisting of cash, common stock was granted having a value of $60,000 (80,000 shares, the stock price was $0.75 per share at the time) and to pay cash compensation of $5,000 per month. None of the compensation to be paid with common stock or options has yet been issued by the transfer agent, but the Company recognizes the obligation.   On June 30, 2008, the Board of Directors awarded Mr. Langston 500,000 stock purchase options, vesting over six months with each priced as of the closing average bid price for the quarter ended. In addition, the Board of Directors of the Company approved an amendment to Joseph Langston’s employment agreement. The amendment increased Mr. Langston’s cash payments from $5,000 per month, to $12,500 per month, plus auto expense and health insurance. Effective upon Mr. Watson’s resignation, Mr. Langston assumed the duties of Chief Executive Officer. Mr. Langston subscribed to $50,000 of the spring 2008 private placement by way of a note payable to the Company, collateralized by the stock purchased.

Joseph Tovey, Contract Chief Executive Officer, resigned as of March 3, 2010

From January 1977 to date, Mr. Tovey has served as Managing Partner/CEO of Tovey & Company LLC and its predecessors. Tovey & Company is a New York based investment banking firm specializing in the energy industry. During his past five years in this position, Mr. Tovey advised 15 oil and natural gas producing firms with respect to mergers, acquisitions, development, exploration, divestitures, and short to medium term financing.

During the past five years he has also served as an Adjunct Assistant Professor, Sy Syms School of Business of Yeshiva University, teaching courses on History of Private Banking, Merchant Banking and Investment Banking; on Financial History of the United States; on Corporate Finance; and on Portfolio Management. Mr. Tovey is not currently teaching at Yeshiva University and thus has no current appointment. Mr. Tovey received a BS in Accounting, Summa cum laude, with honors in economics, September 1959 from Brooklyn College. He received a MBA in Taxation from New York University Graduate School of Business Administration in June 1961 and a Ph.D. in Investment, Corporate Finance, Taxation, Accounting and Economics from NYUGBA in June 1969.

Ruben Alba, Chief Operating Officer, Age 37

Prior to joining the Company effective March 15, 2010, Mr. Alba was employed by Halliburton Energy Services and Superior Well Services for 13 years. Mr. Alba received his  Chemical Engineering Degree from New Mexico State University in 1996 and he holds three patents in unique completion technologies.

Kenneth E. Martin, Chief Financial Officer, Age 74

Mr. Martin joined the Company as its Chief Financial Officer effective April 1, 2010. For the past 24 years he has been President of Kelstar International Inc, a financial and business consulting company.  Prior to that time, he held senior financial and general management positions with MAF BioNutritionals LLC., and Material Research Corporation, a division of SONY and AMF Inc. He received his Bachelor of Science Degree from New York University.  Mr. Martin will be responsible for all financial, systems and procedures and administrative functions of the Company.

No family relationships exist among our executive officers and directors. With the exception of Mr. Taylor-Kimmins, all of the members of our board of directors are independent, as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules.

None of our directors or executive officers has, during the past five years.

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

We have an audit committee and a compensation committee. Each is composed of Messrs. Hickey, as Chairman, together with Mr. Williams and Mr. Chopp. The members of the Audit Committee and the Compensation Committee are independent as that term is defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. We consider Mr. Hickey, the Chairman of the Audit Committee, to be an audit committee financial expert. An audit committee financial expert is defined as a person who has the following attributes:

An understanding of generally accepted accounting principles and financial statements;

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

an understanding of internal control over financial reporting; and

an understanding of audit committee functions.

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

experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

other relevant experience.

Security Holder Communications to the Board of Directors

The Company does not currently have an independent means for direct communications from security holders to the Board of Directors because, given the Company’s financial state, it must economize on its general and administrative costs. However, the Company will direct security holders communications sent to: Mr. Kenneth Martin, Chief Financial Officer, Glen Rose Petroleum Corporation, Suite 515, 22762 Westheimer Parkway, Katy, Texas 77450 to its Board members. The Company intends to convey security holders communications relating to corporate governance, company operations and company finances to its Board Members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.

During the fiscal year ending March 31, 2010, the directors and Blackwood Ventures, LLC did not file Form 5 annual reports. Further, no Form 4s were filed by Blackwood Ventures LLC or its affiliates or any of the officers or directors in connection with any of the issuances of securities described in Item 5 of Part II of this annual report or in connection with director compensation paid in shares of common stock. Also, no amended Schedule 13D was filed by Blackwood Ventures, LLC. Mr.Alba, who became an officer in March 2010, did not file a Form 3 in connection with his ecoming an officer. The directors and Blackwood Ventures, LLC will endeavor to complete or have completed these filings by July 30, 2010, other than the issuances to Mr. Langston or other officers and directors no longer with the Company. Other than the issuances described in Item 5 of Part II, there were no other issuances of common shares to or sales of common shares to or by directors or shareholders who meet or exceed the 10 percent ownership threshold, except that no assurances can be given as to sales by Mr. Langston or other officers and directors no longer with the Company.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to: Mr. Kenneth Martin, Chief Financial Officer, Glen Rose Petroleum Corporation, Suite 515, 22762 Westheimer Parkway, Katy, Texas 77450.

ITEM 11. EXECUTIVE COMPENSATION

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

Chairman and Chief Executive Officer

For Mr. Watson’s services, we agreed to issue to Applewood shares of our common stock having a value of $60,000 and to pay cash compensation of $5,000 per month. We began paying the monthly cash compensation in December 2007. We have not yet issued the shares of common stock. The Applewood Consulting Agreement requires us to use the closing price of our common stock on the date the agreement was executed to compute the number of shares to be issued. On November 28, 2007 the closing price of our common stock was $1.84, therefore we are required to issue to Applewood 32,609 shares of our common stock. Mr. Watson resigned his engagement for Applewood effective December 31, 2008, and therefore, did not earn any of the contingent (performance) warrants. However, on June 25, 2009 the Board has agreed to issue Mr. Watson 100,000 shares of common stock as director fees for his participation on the board. These director fees are cumulative of the director fees he has already earned.

For Mr. Taylor-Kimmins’ services, since his appointment effective July 21, 2009, we agreed to pay Blackwood Capital Limited, under their consulting agreement, the sum of $15,000 per month.

In June 2010, we entered into an agreement with Compagnie Ressources Naturelles et D’Investissment SA. (a company wholly owned by Mr. Taylor-Kimmins) for Mr. Taylor-Kimmins’ services. Pursuant to this agreement we will pay Mr. Taylor-Kimmins $15,000 per month.  In addition to the compensation to be paid to Mr. Taylor-Kimmins, we have agreed to issue to Compagnie Ressources Naturelles et D’Investissment SA. a signing bonus of 100,000 warrants priced at $0.75, 20,000 common shares per month and warrants to purchase up to 900,000 shares of our common stock, with exercise prices between $0.75 and $1.50,  upon the achievement of certain stated production milestones.

Chief Financial Officer

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

On April 1, 2010, the Company entered into an employment agreement with Ken Martin to serve as the Company’s Chief Financial Officer.  Mr. Martin shall receive a base salary of $75,000 annually and received a signing bonus of 53,500 shares of common stock of the Company and could receive 160,500 additional shares of stock and 310,000 warrants to purchase shares of common stock as incentives if milestones are reached during the course of his employment.  Additional benefits include paid vacation. The term of the agreement is 12 months.

Chief Operating Officer

Effective March 15, 2010, Ruben Alba became the Chief Operating Officer of the Company. Mr. Alba receives an annual salary of $150,000. Additionally, his employment agreement provides for the Company to issue Mr. Alba warrants to purchase up to 750,000 shares of the Company’s common stock, with the initial 375,000 warrants having an exercise price of $0.75 and the remaining 375,000 warrants having an exercise price of $1.50. Warrants for 50,000 shares vested immediately and the balance are subject to certain production milestones.  Additional benefits include housing, a vehicle, paid vacation and a 401K plan. The term of the agreement is 12 months, subject to automatic renewal for an additional 12 months in the event a production milestone is achieved.

Chief Geologist and Development Manager

Effective May 15, 2010, Sam Smith became the Chief Geologist and Development Manager of the Company.  Mr. Smith receives an annual salary of $90,000.  Additionally, his employment agreement provides for the Company to issue to Mr. Smith warrants to purchase up to 750,000 shares of the Company’s common stock, with the initial 375,000 warrants having an exercise price of $.075 and the remaining 375,000 warrants having an exercise price of $1.50. Warrants for 50,000 shares vested immediately and the balance are subject to certain production milestones.  Additional benefits include a vehicle, paid vacation and a 401K plan. The term of the agreement is 24 months,

Officer Compensation Table

Name and principal position (a)	Year ended March 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards ($) (f)	Nonequity incentive plan compen- sation ($) (g)	Non- qualified deferred compen- sation earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
Paul Watson, Chief Executive Officer	2009	$48,000	$0	$25,971	$11,393				$85,364
	2010	$0	$0	$0	$0				$0
Joseph F. "Chip" Langston, President	2009	$148,743	$0	$25,971	$642,167				$816,881
	2010	$54,439	$0	$15,652	$6,806				$78,897
Andrew Taylor-Kimmins, President and Chief Executive Officer	2010	$150,000	$30,000	$409,563	$78,245				$667,808
Joseph Tovey	2009	$68,526	$0	$0	$52,712				$121,238
Ruben Alba Chief Operating Officer	2010	$0,000	$0	$0	$9,496				$14,496

Paul Watson received his compensation pursuant to a consulting agreement. Mr. Watson officially resigned on June 29, 2009.

Joseph Langston received his compensation pursuant to a consulting agreement. Mr. Langston resigned effective June 29, 2009.

Joseph Tovey received his compensation pursuant to a consulting agreement. Mr. Tovey resigned effective March 3, 2010.

Mr. Taylor-Kimmins became the President and Chief Executive Officer effective as of July 21, 2009.

Mr. Ruben Alba became the Chief Operating Officer effective as of March 15, 2010.

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

Commencing April 1, 2010, the Board of Directors changed the director compensation for the next 12 months to be 20,000 shares of common stock per month paid quarterly in advance.

Director Compensation Table

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Theodore Williams		$63,825	$0				$63,825
Franz Skyranz			$4,273				$4,273
Paul Hickey		$63,825	$0				$63,825
Joseph F. Langston		$15652	$0				$15,652
Andrew Taylor-Kimmins		$42,339					$42,339

Joseph Langston received his compensation pursuant to a consulting agreement. Mr. Langston resigned effective June 29, 2009.

Joseph Tovey received his compensation pursuant to a consulting agreement. Mr. Tovey  resigned effective March 3, 2010.

Mr. Skyranz resigned as a director effective August 25, 2009.

Mr. Taylor-Kimmins became a director effective as of July 21, 2009.

The following table describes equity awards held by our executive officers and directors as of the end of our last completed fiscal year, March 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards					Stock awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercised -able (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Paul Watson	30,000			$1.03	3/30/2012
Joseph F. Langston	545,000			$1.10	3/30/2012
Theodore Williams	45,000			$1.11	3/30/2012
Franz Skyranz	140,000			$0.71	3/30/2012
Paul Hickey	45,000			$1.11	3/30/2012
Andrew Taylor-Kimmins	2,119,895			$0.99	10/31/2012

Paul Watson received his compensation pursuant to a consulting agreement. Mr. Watson’s resigned effective June 29, 2009.

Joseph Langston received his compensation pursuant to a consulting agreement. Mr. Langston resigned effective June 29, 2009.

Joseph Tovey received his compensation pursuant to a consulting agreement. Mr. Tovey resigned effective March 3, 2010.

Mr. Skyranz resigned as a director effective August 25, 2009.

Mr. Taylor-Kimmins became the President and Chief Executive Officer effective as of July 21, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Management

The following table shows beneficial ownership, on June 23, 2010, of shares of our common stock by all five percent shareholders, executive officers and directors.

The following table sets forth the number of shares of common stock beneficially owned as of July 12, 2010 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares

Name and Address of	Amount and Nature of		Percent
Beneficial Owner	Beneficial Owner		Of Class(1)

Blackwood Ventures LLC	4,770,714	(2)	26.71%
400 Rella Boulevard
Montabello, New York 10901

Compagnie Ressources Naturelles et D’Investissments S.A.	3,867,076	(3)	20.97%
14 Rue du Rhone Geneva – 1204 Switzerland

CRNI Holdings I, LLC	1,776,122	(4)	10.24%
c/o Compagnie Ressources Naturelles et D’Investissments S.A. its Managing Member

CRNI Holdings II, LLC	1,433,742	(5)	8.5%
c/o Compagnie Ressources Naturelles et D’Investissments S.A. its Managing Member

Andrew Taylor-Kimmins, Chief Executive Officer and Chairman	3,867,076	(6)	20.97%

Theodore Williams, Director	367,974		2.2%

Paul Hickey, Director	342,674		2.0%

Martin Chopp, Director	573,400	(7)	3.4%

Kenneth Martin, Chief Financial Officer	53,500		*

Ruben Alba, Chief Operating Officer	50,000	(8)	*

All officers and directors as a group (4 persons)	5,254,624		28.03%

*Less than 1%.

(1)
Based on 16,839,941 shares of common stock issued and outstanding as of July 12, 2010. Includes approximately 202,000 shares of common stock authorized for issuance but not yet issued. Includes securities exercisable or convertible into shares of common stock within 60 days of July 12, 2010 for each stockholder. Options and warrants for the purchase of common stock that are currently exercisable or exercisable within 60 days of July 12, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Blackwood Ventures LLC owns 3,747,000 shares of our common stock as of March 31, 2010 and warrants that allow it to purchase a total of 1,000,000 shares of common stock, with an exercise price of $0.75, and a 5 year term. This number also includes 128,000 shares of common stock issued to Blackwood Ventures LLC as a result of its agreement to accept units comprised of 128,000 shares of common stock and a warrant to purchase 209,012 shares of common stock at an exercise price of $1.40 per share in exchange for debt totaling $96,000. This number does includes the warrant included in the units or an additional 48,750 shares of common stock and a warrant to purchase 36,563 shares of common stock at an exercise price of $1.40 per share in exchange for debt totaling $39,000. This total does not include 1,500,000 warrants issued with a purchase price $1.05 to Blackwood Capital Limited, an affiliate of Blackwood Ventures, LLC, as previously disclosed in our Form 8-K filed January 22, 2008, as these warrants have been divested by Blackwood Capital Limited. Voting and investment control over the shares held by Blackwood Ventures LLC is exercised by Mr. Andrew Taylor-Kimmins, Dr. David Kahn and Mr. Walter Reissman, collectively.

(3)
Includes 833,334 shares of common stock and warrants to purchase 1,600,000 shares of common stock, each owned directly.  Includes 1,433,742 shares of common stock owned by CRNI Holdings II, LLC as to which it has a 58% ownership interest and is the Managing Member. This number does not include 3,747,000 shares of common stock or warrants owned by Blackwood Ventures LLC or the 1,276,122 warrants owned by CRNI Holdings I, LLC, as to which it owns less than a 50% ownership interest.

(4)	Includes 1,276,122 common shares and warrants to purchase 500,000 common shares.

(5)	Common shares owned directly.

(6)	Includes the common stock and warrants beneficially owned by Compagnie Ressources Naturelles et D’Investissments S.A., as to which Mr. Taylor-Kimmins is the sole owner.

(7)
Includes 60,000 shares of common stock owned directly by Mr. Chopp. Also, includes 256,700 shares of common stock issuable upon conversion of a Convertible Note issued to The Hewlett Fund and warrants to purchase 256,700 shares of common stock issued to The Hewlett Fund, as Mr. Chopp is a general partner of The Hewlett Fund, with voting and dispositive power over the securities.

(8)	Consists of vested warrants to purchase common stock, issued upon execution of employment agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS UPDATE

The members of our Board of Directors, other than Mr. Taylor-Kimmins, and the members of the Audit Committee and the Compensation Committee, are independent, as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules.

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

On January 15, 2008, the Company entered into a Consulting Agreement with Blackwood Capital Limited (“BCL”), which is a managing member of our controlling shareholder. BCL began providing services to us beginning on September 1, 2007. The services provided to us by BCL include assisting us with preparing business plans and projections, analyzing our financial data, advising us on our capital structure and on alternative structures for raising capital, reviewing our managerial needs and advising us with respect to retaining the services of managerial candidates, advising us on public relations. On June 25, 2010, the Company entered into an agreement with Compagnie Ressources Naturelles et D’Investissment SA. (a company wholly-owned by  Mr. Taylor-Kimmins) for Mr. Taylor-Kimmins’ services. Pursuant to this agreement the Company pays Mr. Taylor-Kimmins $15,000 per month. In addition to the compensation to be paid to Mr. Taylor-Kimmins, the Company will issue to Compagnie Ressources Naturelles et D’Investissment SA. a signing bonus of 100,000 warrants priced at $0.75, 20,000 common shares per month and warrants to purchase up to 900,000 shares of our common stock, with exercise prices between $0.75 and $1.50,  upon the achievement of certain stated production milestones. This is a related party transaction.

As part of the financing transaction with Iroquois Opportunity Fund, LLC, the Company has entered into a consulting agreement with Iromad, LLC which requires the Company to pay $25,000 per month with a 3 year term.  The Company will be paying a six month advance ($150,000) immediately.  The agreement calls for Iromad, LLC’s personnel to be available to consult with the officers of the Company at reasonable times on technical and operational matters.  The $25,000 per month provides for 100 hours of work.  If Iromad, LLC exceeds 100 hours of work in a month, it will bill the Company its regular hourly rates.

Bowie Operating Company LLC, (“Bowie”) a related party managed by Mr. Langston (the former President of the Company), was formed in October 2007 by Buccaneer Energy Corporation (another affiliate of Mr. Langston). On November 13, 2008, the Company initially loaned Bowie $50,000, then subsequently provided other loans. The total amount of the loans as of March 31, 2010, inclusive of interest, was $197,808. These loans are secured by a lien and is interest bearing at 18% per annum. This note is the subject of litigation between the Company and Mr. Langston, disclosed in Item 3 of this annual report.

Buccaneer Energy Corporation, formed in April 2004 by Mr. Langston (the former President of the Company), as its founding director and president, and believed to be the owner of Bowie in November 2008, owes $32,371 to the Company as of March 31, 2010, as a result of advanses by the Company in 2009 evidenced by an unsecured promissory note that is due on demand after December 31, 2009. The balance of the note as of March 31, 2010 was $32,371. This note is the subject of litigation between the Company and Mr. Langston, disclosed in Item 3 of this annual report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by Jonathon P. Reuben CPA during the fiscal years ended March 31, 2010 and March 31, 2009 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.  Jonathon P. Rueben CPA. was engaged by the Company in September 2008.

		March 31, 2010	March 31, 2009

(i)	Audit Fees	$75,554	$26,682
(ii)	Audit Related Fees	$—	$—
(iii)	Tax Fees	$4,867	$5,294
(iv)	All Other Fees	$—	$3,013

ITEM 15. EXHIBITS

Exhibits

3.1 Certificate of Incorporation filed in Delaware on May 22, 2008, incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

3.3 Bylaws of Corporation, incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

3.3(a) Amendment to By-Laws

4.1  Secured Convertible Note (Iroquois)

4.2  Form of Common Stock Purchase Warrant issued to Iroquois Capital Opportunity Fund, LLC and other investors on March 3, 2010

4.3 Form of Common Stock Purchase Warrant issued to DK True Energy Development Ltd.

4.4 Form of Common Stock Purchase Warrant issued to RTP Secure Energy Corp.

4.5 Form of Common Stock Purchase Warrants issued to Joseph Tovey

10.1 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Form SB-2 Registration Statement filed May 4, 2004.

10.2 1998 Stock Option Plan, incorporated by reference to Exhibit 99.01 the Registrant’s Form S-8 registration statement filed on September 30, 1998 as document number 333-64711.

10.3 2000 Stock Option Plan, incorporated by reference to Exhibit 4.01 of Registrant’s Form S-8 Registration Statement filed on December 6, 2000.

10.4 2008 Stock Option Plan, incorporated by reference to Exhibit 10-1 to Registrant’s Form S-8 Registration Statement filed May 30, 2008.

10.5 Amended Agreement with Joseph F. Langston, incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-K filed July 13, 2009.

10.7 Debenture issued to Blackwood Ventures, LLC dated January 28, 2009, incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q filed November 20, 2009..

10.8 Consulting Agreement with DK True Energy Development Ltd. and RTP Secure Energy Corp. dated November 27, 2007, incorporated by reference to Exhibit 10-1 to Registrant’s Form 8-K filed December 3, 2007.

10.8a Termination of Consulting Agreement with DK True EnergyDevelopment Ltd. and Mutual Release*

10.9 Consulting Agreement with Blackwood Capital, Ltd. dated January 15, 2008, incorporated by reference to Exhibit 10-2 to Registrant’s Form 8-K filed January 22, 2008.

10.9(a) Amendment to Consulting Agreement with Blackwood Capital, Ltd., incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed November 20, 2009.

10.9(b) 8.5% Senior Secured Convertible Debenture and Warrant Purchase Agreement, incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q filed November 20, 2009.

10.10 Subscription Agreement (Iroquois)*

10.11 Form of Secured Convertible Promissory Note (Iroquois)*

10.12 Security Agreement (Iroquois)*

10.13 Form of Warrant (Iroquois)*

10.14 Working Interest Purchase and Sale Agreement (Iroquois)**

10.15 Consulting Agreement with Blackwood Ventures, LLC dated January 28, 2009, incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed November 20, 2009.

10.16 Consulting Agreement with Iromad, LLC (Iroquois)*

10.17 Form of Option Holder Novation Agreement*

10.18 Termination and Settlement Agreement with Joseph Tovey*

10.19 Employment Agreement with Ruben Alba**

10.20 Employment Agreement with Kenneth E. Martin*

10.21(a)  Agreement for short-term financing with Dr. Howard Berg**

10.21(b) Senior Secured Note in the principal amount of $250,000.**

10.21(c) Security Agreement. **

10.21(d) Warrants issued to Dr. Howard Berg.**

10.22  Second Addendum to Amended and Restated Promissory Note made by World Link Partners, LLC in favor of Registrant.*

10.23 Management Consulting Services Agreement with Weisshorn Management Services, Inc.*

10.24 Employment Agreement with Sam Smith*

10.25 Consulting Agreement with Compagnie Ressources Naturelles et D’Investissment SA.*

14 Code of Ethics, incorporated by reference to Exhibit 14 to Registrant’s Form 10-KSB for the year ending March 30, 2004 filed June 29, 2004.

21 Subsidiaries of the Company, incorporated by reference to Exhibit 21 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

31.1 Certification of Principal Executive Officer*

31.2 Certification of Principal Accounting and Financial Officer*

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act*

32.2  Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act*

*Filed herewith.
** To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2010	GLEN ROSE PETROLEUM CORPORATION

	By:	Andrew Taylor-Kimmins
Andrew Taylor-Kimmins, President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this __ day of July 2010.

Each person whose signature appears below hereby authorizes Andrew Taylor-Kimmins and Kenneth E. Martin, or either of them, as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

/s/ Andrerw Taylor-Kimmins	July 14, 2010
Andrew Taylor-Kimmins, President, CEO and Director

/s/ Kenneth E. Martin
Kenneth E. Martin, Chief Financial Officer	July 14, 2010

/s/ Ted Williams	July 14, 2010
Ted Williams
Director

/s/ Paul K. Hickey	July 14, 2010
Paul K. Hickey
Director

/s/	July 14, 2010
Martin Chopp
Director

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Glen Rose Petroleum Corporation
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Glen Rose Petroleum Corporation and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 included in the accompanying Form 10-K,  and, accordingly, we do not express an opinion thereon.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred significant losses and has an accumulated deficit of $50,942,560 as of March 31, 2010. As discussed in Note 2, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/s Jonathon P. Reuben CPA

Jonathon P. Reuben CPA,
An Accountancy Corporation
July 12, 2010

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 31,
	2010	2009
CURRENT ASSETS:
Cash	$455,233	$18,867
Cash held in escrow	2,750,000	-
Accounts receivable	-	10,273
Receivable from taxing authority	-	6,697
Notes receivable	197,808	176,640
Inventory	54,947	10,221
Prepaid expenses	121,667	22,627

Total current assets	3,579,655	245,325

OIL AND GAS PROPERTIES, accounted for using the full cost method:
Unproven	1,050,000	1,050,000
Proven	4,096,039	4,748,856
	5,146,039	5,798,856

PROPERTY AND EQUIPMENT, at cost:
Field equipment	123,666	171,670
Computer equipment	15,833	14,206
Vehicles	41,281	41,281

	180,780	227,157
Less accumulated depreciation	(36,981)	(21,957)
	143,799	205,200

OTHER ASSETS:
Equipment deposit	8,907	-
	8,907	-

Total assets	$8,878,400	$6,249,381

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	MARCH 31,
	2010	2009
CURRENT LIABILITIES:
Accounts payable	$752,133	$629,173
Accounts payable & accrued expenses - related parties	-	140,267
Accrued interest	53,675	0
Note payable - related party	28,935	-
Notes payable - other	39,258	30,867
Accrued put option liability	-	2,147,770

Total current liabilities	874,001	2,948,077

LONG-TERM LIABILITIES:
Asset retirement obligation	71,686	-
Convertible notes payable, net of unamortized discount and loan fees	1,906,908	-
Notes payable - related party	-	116,962
Notes payable - other	2,489,780	-

Total liabilities	5,342,375	3,065,039

Commitments and Contingencies (Notes 6, 7, and 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 125,000,000 shares authorized; 16,659,941 issued and outstanding at March 31, 2010 and 10,816,200 issued and outstanding at March 31, 2009	16,660	10,816
Common stock subscription receivable	(88,912)	(50,000)
Additional paid-in capital	54,550,837	51,656,296
Accumulated deficit	(50,942,560)	(48,432,770)

Total shareholders’ equity	3,536,025	3,184,342

Total liabilities and shareholders’ equity	$8,878,400	$6,249,381

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	MARCH 31,
	2010	2009
OPERATING REVENUES:
Oil and gas sales	$124,815	$122,279

Total operating revenues	124,815	122,279

OPERATING COSTS AND EXPENSES:
Production and operating	114,320	94,541
Impairment: improved properties	44,579	125,353
Depreciation, depletion and accretion	54,843	58,466
General and administrative	1,052,914	1,007,979
Stock based compensation	829,852	1,017,489

Total operating costs and expenses	2,096,508	2,303,828

LOSS FROM OPERATIONS	(1,971,693)	(2,181,549)

OTHER INCOME (EXPENSE):
Loss on cancellation of indebtedness	(313,735)	(4,856)
Gain (loss) on sale of property and equipment	(24,312)	(749)
Interest income	32,435	8,381
Other income	4,699	-
Interest expense	(237,184)	(3,201)

Total other income (expense)	(538,097)	(425)

NET LOSS	$(2,509,790)	$(2,181,974)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.20)	$(0.21)

Weighted average number of shares outstanding, basic and diluted	12,588,610	10,431,234

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR YEARS ENDED MARCH 31, 2010 AND 2009

			Common
			Stock	Additional
	Common Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Totals

BALANCE, March 31, 2008	9,424,214	$9,424	$—	$49,357,867	$(46,250,796)	$3,116,495

Compensation recognized on stock option grants	—	—	—	913,607	—	913,607

Issuance of stock for conversion of debt	353,810	353	—	318,228	—	318,581

Issuance of common stock for cash	700,000	700	—	569,300	—	570,000

Issuance of common stock for services	275,676	276	—	103,606	—	103,882

Issuance of common stock for cancellation of options	62,500	63	—	343,688	—	343,751

Issuance of common stock for note	—	—	(50,000)	50,000	—	—

Net loss	—	—	—	—	(2,181,974)	(2,181,974)

BALANCE, March 31, 2009	10,816,200	$10,816	$(50,000)	$51,656,296	$(48,432,770)	$3,184,342

Compensation recognized on stock option grants	—	—	—	269,211	—	269,211

Issuance of stock for conversion and settlement of debt	4,067,661	4,068	—	749,479	—	753,547

Issuance of common stock for cash	750,000	750	—	99,250	—	100,000

Issuance of common stock for services	776,080	776	—	559,869	—	560,645

Issuance of common stock for note	250,000	250	(50,000)	49,750	—	—

Collection of subscription receivable	—	—	11,088	—	—	11,088

Payments made in warrant exchange settlement	—	—	—	(150,000)	—	(150,000)

Discounts on promissory notes	—	—	—	1,311,895	—	1,311,895

Net gain on deconsolidation of UCH New Mexico, Inc.	—	—	—	2,593,615	—	2,593,615

Net loss on foregiveness of debt owed by UHC New Mexico, Inc.	—	—	—	(2,588,528)	—	(2,588,528)

Net loss	—	—	—	—	(2,509,790)	(2,509,790)

BALANCE, March 31, 2010	16,659,941	$16,660	$(88,912)	$54,550,837	$(50,942,560)	$3,536,025

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,509,790)	$(2,181,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	44,579	125,353
Depreciation, depletion and accretion	54,843	58,466
Loss on disposal of equipment	24,312	749
Net gain on settlement of debt	(28,274)	4,856
Loss on converision of put option liability into debt	342,010	—
Stock compensation expense	829,852	1,017,489
Changes in assets and liabilities:
Trade and other receivables	16,970	(14,889)
Short term notes receivable	(32,356)	(8,381)
Inventory	(44,726)	69,020
Prepaid expenses	(99,040)	(14,052)
Accounts payable and accrued expenses	155,423	579,407
Accounts payable related party	(15,267)	126,535
Interest added to note payable	103,579	—
Interest on amortization of dicount	107,878	126,535
Net cash used in operating activities	(1,050,007)	(110,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(305,506)	(1,602,339)
Proceeds from sale of working interest	1,000,000
Proceeds from sale of property, plant and equipment	2,600	1,500
Advances on joint participation agreement	-	1,516,968
Additions to equipment	(43,831)	(273,852)
Loan advances	-	(183,258)
Loan repayments	19,938	15,000
Net cash used in investing activities	673,201	(525,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	3,984,243	146,500
Proceeds from Issuance of common stock	112,500	570,000
Payments made in warrant exchange settlement	(150,000)
Loan fees	(239,071)
Payments on notes payable	(144,500)	—
Net cash provided by financing activities	3,563,172	716,500

NET DECREASE IN CASH	3,186,366	(46,902)

CASH, beginning of year	18,867	65,769

CASH, end of year	$3,205,233	$18,867

- Continued -

	FOR THE YEARS ENDED
	ENDED MARCH 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$3,201
Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion debt	$885,891	$313,726
Issuance of common stock for cancellation of options	$-	$343,750
Discounts on convertible debt	$1,581,109	$-
Related party foregiveness of debt	$-	$1,780,709

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Glen Rose Petroleum Corporation (the “Company”, “we” or “our”) and its wholly-owned subsidiaries, Glen Rose Petroleum Services, UHC Petroleum Corporation, UHC Petroleum Services Corporation and National Heritage Sales Corporation.

In February 2010, UHC New Mexico Corporation (“New Mexico”), a wholly owned non-operating subsidiary of the Company was transferred to Blackwood Capital Limited, a company controlled by our Chief Executive Officer. The transfer was a requirement of the Iroquois financing (See Note 7). The Company recognized a gain of $2,593,615 in the deconsolidation of this subsidiary which was credited to equity.  The Company recognized a loss in its forgiveness of the debt due it from New Mexico in the amount of $2,588,528, as the amounts due from New Mexico are deemed uncollectible. The $2,588,528 loss on the forgiveness of debt was charged to equity. In the deconsolidation, the Company lost  the tax benefit of New Mexico’s  net operating loss carry forwards of approximately $4,660,000.

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

Under the above indicated ceiling test, the Company determined that as of March 31, 2009, its carrying cost of its oil and gas properties exceeded the ceiling test limit and charged $125,353 to operations as an impairment expense. The Company determined its oil and gas properties were not impaired for the year ended March 31, 2010.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

Equipment	3-14 years
Vehicles	3-5 years

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the years  ended  March 31, 2010 and 2009 amounted $24,262 and $16,590, respectively During the year ended March 31, 2010, the Company deemed the  net cost of certain oil producing equipment impaired and charged $44,579 to operations,

Earnings (Loss) per Common Share

The Company adopted the provisions of ASC Topic 260-10, Earnings Per Share (“EPS”). ACS Topic 260-10 provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended March 31, 2010 and 2009, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. At March 31,2010, the Company had potential common shares consisting  of options and warrants exercisable into 29,076,419 shares, debt convertible into 11,666,667 shares, and  an  option granted to convert a 12.5% working interest in the Company’s Wardlaw lease into 2,222,222 shares . At March 31, 2009, the Company had potential common shares consisting of options and warrants exercisable into  24,021,420   shares and debt convertible into 615,589 shares.

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

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. Recorded values of cash, receivables, payables and short-term debt approximate their respective fair values due to short maturities of these instruments. Recorded values of long-term notes payable approximate fair values, since their effective interest rates are commensurate with prevailing market rates for similar obligations.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions ASC Topic 505-10 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with ASC Topic 505-10, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in ASC Topic 740-10,  Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Reclassifications

Certain reclassification have been made to conform the March 31, 2009 amounts to the March 31, 2010  presentation for comparative purposes.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted. The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update  2010-09 (ASU 2010-09), Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  ASU 2010-08 clarifies guidance on embedded derivatives and hedging.  This ASU is effective for fiscal years beginning after December 15, 2009. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-06 (ASU 2010-06), Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends FASB Accounting Standards Codification (ASC) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-02 (ASU 2010-02), Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss of $2,509,790 for the fiscal year ended March 31, 2010 and a retained deficit of $50,942,560. The Company recently obtained additional financing to provide the needed funds for continued operations. However, the Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern.

3. CONCENTRATION OF CREDIT RISKS

During the years ended March 31, 2010 and 2009, the Company’s only operations pertained to its oil and gas producing activities in which it sold its production to one customer.

The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  Uninsured cash balances totaled approximately $2,230,233 at March 31, 2010.

4. NOTE RECEIVABLE

Bowie Operating Company LLC

During the year ended March 31, 2009, Glen Rose Petroleum Corporation, the parent corporation, advanced Bowie Operating Company (“Bowie”) a total of $157,401, of which $15,000 was repaid. The advances are assessed interest at rate of 18% per annum. The advances are evidenced by a secured promissory note that is due on demand after September 1, 2009. .In March 2010, the balance of the receivable due from Bowie was  increased by $10,162  for  its utilization of a credit due the Company from a vendor. Interest accruing on the note and charged to operations during the years ended March 31, 2010 and 2009 were $25,674 and $7,138, respectively.  The balance owed from Bowie as of March 31, 2010 and 2009 were $197,808 and $176,640, respectively. Bowie was previously identified as a related party.  The Company believes that Bowie is being managed by the Company’s former President, Mr. Langston and was previously identified as a related party.

Buccaneer Energy Corporation

During the year ended March 31, 2009, Glen Rose Petroleum Corporation advanced to Buccaneer a total of $56,358, of which $25,858 was repaid. The advances are assessed interest at rate of 18% per annum. The advances are evidenced by an unsecured promissory note that is due on demand after December 31, 2009. Interest accruing on the note and charged to operations during the years ended March 31, 2010 and 2009 were $5,270 and $1,243, respectively. The balance of the note, including accrued interest as of March 31, 2010  and 2009 was $32,371 and $27,101, respectively. The Company believes that Buccaneer is being managed by the Company’s former President, Mr. Langston and was previously identified as a related party.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORY

Inventory consists of the following:

	March 31
	2010	2009
Oil in tanks	$54,947	$10,221

6. ASSET RETIREMENT OBLIGATIONS

The ASC Topic 410-20, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This statement, adopted by the Company as of April 1, 2003, establishes accounting and reporting standards for the legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and the normal operation of long-lived assets. It requires that the fair value of the liability for asset retirement obligations be recognized in the period in which it is incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is allocated to expense using a systematic method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

A reconciliation of the changes in the estimated asset retirement obligation follows

March 31, 2010
Beginning asset retirement obligations	$-
Additional liability incurred	66,227
Liabilities assumed by others	-
Accretion expense	5,459
Ending asset retirement obligation	$71,686

During the years ended March 31, 2010 and 2009, accretion expense of $5,459 and $0, respectively, was recognized and is reported in the consolidated statements of operations.

7. NOTES PAYABLE

Blackwood Ventures LLC

During the year ended March 31, 2010, Blackwood Ventures LLC has made advances to the Company totaling $337,743. Total advances as of March 31, 2010 amounted to $426,000, which are assessed interest at an annual rate of 8%. Accrued interest is payable quarterly commencing on April 1, 2009. Of the amount advanced, $250,000 and related accrued interest are subject to a Convertible Debenture Agreement. Pursuant to the terms of the Debenture, in lieu of receiving cash, Blackwood has the right to receive shares of the Company’s common stock as payment for accrued interest at a conversion price of 5% over the bid price on the date of payment.  The advances are convertible into common stock of the Company at price per share of $ 0.19.  The debenture matures on September 30, 2010.  Interest accruing and charged to operations on the debenture during the year ended March 31, 2010 and 2009 amounted to $22,735 and $962, respectfully, which was charged to operations. On March 9, 2010, the Company issued 1,433,742 shares of its common stock through the conversion of principal amounting to $250,000 and accrued interest of $22,411.

In December 2009 the Company issued a total of 1,166,668 shares of its common stock to Blackwood in exchange for the cancellation of $50,000 in loan advances and $125,000 in accrued compensation.

In January 2010, the Company issued 833,334 shares of its common stock in exchange for the cancelation of $125,000 in loan advances. In this transaction, the Company charged $333,334 to operations which represented the difference between the market value of the 833,334 shares of its common stock issued and the $125,000 debt cancelled.

Howard Berg

On August 5, 2009, the Company borrowed a total of $250,000 from Dr. Howard Berg. The amounts borrowed bear interest at a rate of 18% per annum. The amounts borrowed and accrued interest are secured by all of the shares of UHC Petroleum Corporation owned by the Company.  In connection with the loan, the Company granted warrants to Berg to purchase 250,000 shares of its common stock at $0.33 per share expiring on January 3, 2011 and warrants purchase 250,000 shares of its common stock at $0.67 per share expiring on January 3, 2012. The granted warrants allow for cashless exercises.

The Company has valued the note and warrants pursuant to ASC Topic 470-20 using the “Relative Fair Value” approach.  Accordingly, the Company recognized a $67,350 discount on the $250,000 principal amount of the note. The discount was amortized over the 3 month life of the note. Interest charged to operation on the note for the year ended March 31, 2010 amounted to $25,136. Interest charged to operations on the amortization of the discount for the year ended March 31, 2010 was $23,494.

On February 26, 2010, the Company paid $100,000 and issued 603,917 shares of its restricted common stock to Dr. Berg, in full payment of the amounts due totaling  $275,136. The Company recognized a gain of $4.235 on this transaction,

Buccaneer Energy Corporation

During the year ended March 31, 2009, Buccaneer Energy Corporation  (“Buccaneer”) advanced the UCH Petroleum Corporation, a wholly owned subsidiary,  a total of  $56,358 of which $25,858 was  repaid..  During the year ended March 31, 2010, an additional $14,000 was advanced of which $12,000 was repaid. The advances are assessed interest at rate of 18% per annum. The advances are evidenced by an unsecured promissory note that is due on demand after December 31, 2009.  Interest charged to operations during the years  ended March 31, 2010 and 2009 were   $6,392 and $366, respectively. .The principal and accrued interest due as of March 31, 2010 and 2009 were $39,258  and $30,866.  As indicated previously, Buccaneer was previously identified as a related party.

Iroquois Capital Opportunity Fund, LP

Convertible Debt

On March 3, 2010, the Company issued secured convertible notes and warrants to Iroquois Capital Opportunity Fund and 12 other investors in exchange for $3,350,000. The notes mature in two years and accrue interest at an annual rate of 8%. The Company with the Note holders permission can elect to defer the required quarterly interest payments  by increasing the interest rate charged to 12% per annum  The outstanding principal and interest on the notes is convertible into Company common stock at the option of each note holder at $0.30 per share with the Company having the right to force conversion once the Company achieves a greater than $1.25 share price and minimum daily volume of $2,000,000.  The maximum number of conversion common stock shares for the notes’ principal amounts, assuming all shares are converted, is 11,666,667 common stock shares.  The notes are secured by all of the Company’s and its subsidiaries’ assets.   The investors are also receiving a total of 11,666,667 warrants exercisable at $0.60 per share with five year terms.  The warrants have cashless exercise provisions.  Should the Company issue common stock to third parties for consideration less than the note conversion price or the warrant exercise price during the term of the notes or warrants, the note conversion price and the warrant exercise price shall be adjusted downward to equal the price at which the Company issued that common stock. The Company incurred loans fees of $239,071, which is being netted against the balance of the notes.

The subscription agreement also calls for the Company to have a director nominated by Iroquois Capital Opportunity Fund LP or its assignee.  Accordingly, the Company has amended its bylaws to provide for such a “Nominated Director.”  Further, under the amended bylaws, the Nominated Director must approve certain business decisions without regard to the vote of the other Directors, including (i) the Company’s or Subsidiary’s annual budget; (ii) acquisition or disposition of material assets, outside the ordinary course of business; (iii) formation or dissolution of the Company or Subsidiary; (iv) expenditure of or incurring of an obligation of $20,000 or more for a single purpose during any consecutive twelve month period unless such expenditure has been approved in a budget approved by the board of directors of the Company or Subsidiary (“single purpose” may include an approved general plan of operations relating to oil and gas production and shall not be a reference to the engagement of any single vendor in connection with such approved general plan of operations relating to oil and gas production), provided such expenditure has been approved in a budget approved by the board of directors of the Company and Subsidiary, as applicable;  (v) open or close any account with any financial institution; (vi) initiation or settlement of any litigation, arbitration or judicial proceeding; and (vii) the issuance of any equity of the Company or right to receive or acquire any equity of the Company, or modification of any of the foregoing outstanding at any time.  The Nominated Director bylaw provision ceases to be effective when the notes are paid.

In accordance with terms of the loan, the $3,350,000 was placed in escrow. Pursuant to the terms of the Escrow Agreement, funds held in escrow are released at the Company’s written request promptly after the Escrow Agent receives a certified resolution of the Company’s board of directors which must include the affirmative approval of the Nominated Director. Request for disbursements from escrow may not be made more frequently than once every thirty days. Any funds retained in escrow after one year from the date of the Agreement may be deposited by the Escrow Agent, in his absolute discretion with a court of competent jurisdiction in the state of New York.   As of March 31, 2010, the Company had cash that was held in escrow amounting to $2,750,000.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants amounting to $1,999,257.  The discounts are amortized and charged to operations over the two year life of the debt using the effective interest method.  The initial value of the warrants of $1,999,257 was calculated using the Black Scholes Option Model with a risk free interest rate of 2.27%, volatility of 121.39%, and trading price of $0.24 per share.  Amortization of the discount and loan fees that was charged to operations for the year ended March 31, 2010 amounted to $48,024.  Interest charged to operations on the principal balance of the notes for the year ended March 31, 2010 totaled $31,267. The balance of the notes at March 31, 2010, net of discounts and loan fees total $1,252,045, was $2,097,955.

Sale of Working Interest in Oil Properties

The Company has also closed a transaction with Glen Rose Partners I, LLC, (“Partners”) an affiliate of Iroquois Capital Opportunity Fund, LP, to sell 12.5% of its working interest in the Wardlaw Field in exchange for $1,000,000.   The purchase and sale agreement excludes existing producing wells.  Pursuant to the terms of the purchase and sale agreement, Partners is carried on expenses up to $2,000,000.  Further, for five years,  Partners  will also have conversion rights to convert its working interest in the Wardlaw Prospect with an imputed value equal to the working interest purchase price as adjusted, into the Company’s common stock in the same manner as the secured convertible notes are convertible except that Partners conversion price shall be 150% of the secured convertible notes’ conversion price in effect as of the conversion date, provided that the secured convertible notes remained outstanding on the date of such conversion.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. ACCRUED PUT OPTION LIABILITY

In February 2006, certain option agreements with shareholders of Lothian Oil, Inc were modified and grant the shareholders a put option to require the Company to purchase said options for a price of $2.50 per share less the  by making demand between April 1, 2008 and April 10, 2008 (“Put Option”). The Put Holders exercised their rights in the required period, but the Company had insufficient funds to meet the demand and these obligations totaling $2,147,770 were recognized as a liability by the Company.

In February 2010, the Company entered into novation agreements with the option holders to convert the put option liabilities into unsecured notes payable totaling $2,489,780. These notes are assessed an interest at an annual  rate of 4% and mature on September 30, 2011, when the principal balances and accrued interest thereon are due;   however, the Company has the right to extend the maturity dates to September 30, 2012 with an increase in the interest rate charged on the notes to 6% per annum.   Interest accrued on these notes and charged to operations for the year ended March 31 2010 amounted to $22,408. The Company recognized a loss of $342,010 on the conversion, which was charged to operations.

9. STOCKHOLDERS’ EQUITY

On May 23, 2008, through a private placement offered to accredited investors, the Company received $412,500 in exchange for issuing 550,000 shares of its common stock at a price of $0.75 per share.

The Company also issued Joseph Langston, its then CFO and President, a total of 66,667 shares of its common stock in exchange for a $50,000 subscription receivable. The $50,000 balance due from Mr. Langston is still outstanding at March 31, 2010.

In addition, Wind Hydrogen, Ltd. Purchased 150,000 shares at $1.05 per share for $157,500, which the Board approved on June 30, 2008.

In November 2009, the Company issued 500,000 shares of its common stock to World Link Partners, LLC for   $25,000 in cash and two promissory notes, each in the amount of $25,000. The $50,000 balance due is assessed interest at a rate of 8% per annum.  World Link Partners LLC made a payment of $12,500. The Company credited $1,534 in interest income to operations on these notes during the year ended March 31, 2010. The notes mature on September 30, 2010, when the principal and accrued interest become fully due and payable.

In December 2009, the Company issued 500,000 shares of its common stock for $75,000.  In connection with the issuance, the Company granted warrants to purchase 125,000 shares of its common stock for $0.50 per share and warrants to purchase 125,000 shares of its common stock at $1.00 per share. The $0.50 warrants expire on December 31, 2010 and the $1.00 warrants expire on June 30, 2011.

On January 20, 2010 Blackwood Ventures LLC was issued 666,667 shares of common stock at $0.15 per share in consideration for an advance to the Company in December 2009 of $100,000 and on January 29, 2010 Blackwood Ventures LLC was issued 166,667 shares of common stock at $0.15 in consideration for an advance to the Company in December 2009 of $25,000.  These are related-party transactions.

In March 2010,  The Company converted $100,000 of debt due Blackwood Ventures LLC into 666,667 shares of its Common Stock. The Company recognized compensation expense of $266,667, which represents the difference between the market value of the shares on date of issuance and the amount of debt cancelled.

In March 2010, the Company converted $125,000 of debt due Blackwood Ventures LLC into 833,334  shares  of its Common Stock. The Company recognized compensation expense of $333,334, which represents the difference between the market value of the shares on date of issuance and the amount of debt cancelled.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Common Stock for Conversion of Debt

On June 30, 2008, the Board approved the offer by Richardson Patel to convert $215,738 of indebtedness due them for past legal services into common stock.  The Company issued 253,810 shares of its common stock in consideration for the cancellation and recognized a $22,844 loss on the conversion that was charged to operations.

On September 18, 2008, the Company issued 100,000 shares of its common stock to its former legal counsel consideration for the cancellation of $97,988 of indebtedness due them for past public relation services.  The Company recognized a $17,988 gain on the cancellation of the debt that was credited to operations.

In February 2010 the Company paid $100,000 and issued 603,917 shares of its restricted common stock to Dr. Berg, in full payment of the amounts due totaling $275,136 (See Note 7).

In December 2009, the Company issued 333,334 shares of its common stock to Blackwood Ventures, LLC, a related party, in consideration for a release of liability in the amount of $50,000 under a debenture issued by the Company. In connection with this issuance, the Company granted warrants to Blackwood to purchase 83,333 shares of its common stock for $0.50 per share and warrants to purchase 83,333 shares of its common stock at $1.00 per share. The $0.50 warrants expire on December 31, 2010 and the $1.00 warrants expire on June 30, 2011.

In December 2009,, the Company issued 30,000 shares of its common stock in consideration for the cancelation  of a $9,000 liability due for services.  The Company recognized a gain in the amount of $3,000 on this transaction.

In December 2009, the Company issued 833,334 shares of its common stock to Blackwood Capital, in consideration for $125,000 it owed for accrued services.  The company recognized additional expense of $41,667 to its operations on this transaction. In connection with this issuance, the Company granted warrants  to Blackwood to purchase  208,333 shares of its common stock for $0.50  per   share and warrants to purchase 208,333 shares of its common stock  at  $1.00 per share. The $0.50 warrants expire on December 31, 2010 and the $1.00 warrants expire on June 30, 2011.

On February 2010, the Company paid $100,000 and issued 603,917 shares of restricted common stock valued at to Dr. Howard Berg in full consideration for the cancellation of $271,871 due him.

On March 2010, the Company issued 1,433,742 shares of common stock in consideration for the cancelation of its convertible debt of $250,000  and accrued interest of $22,411.

Warrants Exchange

In March 2010, the Company entered into an agreement with DK True Energy Development, Ltd (“DK”) to cancel warrants previously granted to it to purchase 5,250,000 shares of the Company’s common stock at a price per share of $1.05 with a five year term. In exchange for the cancelation of these warrants, the Company issued new    warrants to DK to purchase 729,167 shares of the Company’s common stock at price of $1.05 per share expiring on November 28, 2012.

In March 2010, the Company also entered into an agreement with RTP Secure Energy Corp. (“RTP”) to cancel warrants previously granted to it to purchase 3,750,000 shares of the Company’s common stock at a price per share of  $1.05 with a five year term. In exchange for the cancelation of these warrants, the Company issued RTP new warrants to purchase 520,833 shares of the Company’s common stock at price of $1.05 per share expiring on November 28, 2012.

In addition to issuing the new warrants, the Company also paid $150,000 which was charged to equity pursuant to  ACS Topic 718-20 “Stock Compensation – Awards Classified as Equity”.

Stock and Options Issued for Service

On June 30, 2008, the Company amended its Directors’ compensation plan.  At the end of each month, each director has the option of receiving $5,000 in the form of shares of the Company’s common stock or stock options to purchase 5,000 shares of the Company’s common stock.  The price per share assigned to each issuance is equal to the closing average bid price of the Company’s common stock for the previous quarter.  The previous agreement provided for the grand to 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month.  In addition to the option grant indicated above, the Company also granted its President options to purchase 500,000 shares of the Company’s common stock at a price per share of $0.99.  These 500,000 options fully vested on December 31, 2008.

During the year ended March 31, 2009, the Company issued 275,676 shares of common stock to certain directors as compensation for their services rendered.  The shares were valued at $103,882 which was charged to operations.

During the year ended March 31, 2009, the Company granted options to purchase 620,000 shares of common stock to certain directors and officers as compensation for their services.  The options were valued at  $688,227 which was charged to operations.  The exercise prices of these options range from $0.39 per share to $0.99 per share.  In addition, during the year ended March 31, 2009, the Company granted options to certain consultants to purchase 200,000 shares of the Company’s common stock.  The options were valued at $225,380.

During the year ended March 31, 2010, the Company issued 709,319 shares of common stock to certain directors as compensation for their services rendered. The shares were valued at $227,311 which was charged to operations.

During the year ended March 31, 2010, the Company granted options to purchase 30,000 shares of common stock to certain directors and officers as compensation for their services. The options were valued at $7,200, which was charged to operations. The exercise prices of these options range from $0.19 per share to $0.32 per share.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company granted options to purchase 5,000 shares to the Company’s Directors at the end of each month during the quarter ended March 31, 2009 for and in consideration of services provided to the Company. The options to purchase 15,000 shares of common stock were issued at a weighted average exercise price of $0.39 per share for a term of three years. The Company recognized compensation expense of $2,221 on the issuance of these stock options. The Company granted options to purchase 5,000 shares to the Company’s Directors at the end of each month during the quarter ended March 31, 2010 for and in consideration of services provided to the Company. The options to purchase 30,000 shares of common stock were issued at a weighted average exercise price of $0.35 per share for a term of three years. The Company recognized compensation expense of $4,272 on the issuance of these stock options.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the risk free rate, the expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2010. The expected option term was calculated based on the vesting period and the polling of the option holder. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.

Weighted average Black-Scholes fair value assumptions:
	2010	2009
Risk free rate	2.36%	2.58%
Expected life	3 yrs	3 yrs
Expected volatility	129%	103%
Expected dividend yield	0.0%	0.0%

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is an option activity summary under the plans for the years ending March 31, 2010 and 2009.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value		Weighted Average Grant Fair Value Date
Outstanding, March 31, 2008	1,895,000	$1.37	3.07	$	*

Granted	820,000	$0.35	—			$1.17
Exercised	—	—	—
Forfeited or Expired	(500,000)	(1.05)	—

Outstanding, March 31, 2009	2,215,000	$1.30	1.06	$	*

Granted	30,000	$0.35	—			$1.14
Exercised	—	—	—
Forfeited or expired	(1,225,001)	$(1.10)	—

Outstanding, March 31, 2010	1,020,000	$1.63	1.21	$	*

Exercisable, March 31, 2010	1,020,000	$0.95	1.40	$	*

*	As of March 31, 2010 and 2009, there is no intrinsic value associated with the outstanding or exercisable options as the Company’s stock price is lower than the exercise price of the options.

No options were exercised in the year ended March 31, 2010. No options remained unvested as of March 31, 2010.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information for options outstanding as of March 31, 2009:

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted Average Remaining Life-Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Weighted Average Remaining Life-Years
< $1.00	950,000	1.22	$0.90	950,000	$0.73	1.70
1.35	25,000	1.25	1.35	25,000	1.35	1.25
1.45	20,000	0.92	1.45	20,000	1.45	0.92
1.71	25,000	0.92	1.71	25,000	1.71	0.92
$ <1.00-$2.91	1,020,000	1.21	$1.63	1,020,0000	$0.95	1.40

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, April 1, 2009	100,000
Granted	700,000	$0.97
Vested	(650,000)
Expired/forfeited	-
Nonvested, March 31, 2009	100,000	$0.82
Granted	30,000	$0.25
Vested	(130,000)
Expired/forfeited	-
Nonvested, March 31, 2010	-	$—

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

As stated in its Form 10-Q for the period ending December 31, 2009, filed February 22, 2010, the Company had option agreements to ex-employees and directors which exercised at $1.50 and $2.91 exercise prices.  These options were modified to extend the expiration date to March 31, 2009, to add a put feature where the option holder can put the option back to the Company for the difference between $4.00 per share and the purchase price between April 1, 2008 and April 10, 2008, and to add a call feature whereby the Company can call the option for the difference between $7.50 and the purchase price.  Since the put feature does not subject the holder to the normal risks of share ownership, the Company has classified the put options as liability awards and recorded such at fair value. A liability and corresponding expense of $2,727,186 was recorded.

The Company has entered into novation agreements with fifteen of its sixteen holders of put options with similar agreements pending with the single remaining put option holder.  The novation agreements replace the put option liability with unsecured 4% notes maturing on September 30, 2011, but may thereafter be extended at the Company’s option to September 30, 2012 at 6% per year.  The fifteen put option holders who have executed their novation agreements will receive notes totaling $2,303,272 in principal.  The remaining put option holder will receive a note in the amount of $186,508 upon execution of the novation agreement.  Thus, the cumulative amount of principal on the 4% per year notes when all the novation agreements are executed is $2,489,780.  The notes are dated as of February 5, 2010.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31:

	2010		2010

	Shares Outstanding	Weighted Average Exercise Price	Shares Outstanding	Weighted Average Exercise Price
Beginning of year:	21,806,420	$1.80	21,806,420	$1.80
Granted	15,249,999	1.12	-	-
Exercised	-	-	-	-
Forfeited	(9,000,000)	(1.05)	-	-
Expired	-	-	-	-
End of year	28,056,419	$1.43	21,806,420	$1.80
Exercisable	28,056,419	$1.43	21,806,420	$1.80

The following table summarizes information for warrants outstanding as of March 31, 2010

Warrants Outstanding				Warrants Exercisable
Exercise Price Range	Number	Weighted Average Remaining Life-Years	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.01 - $0.20	20,371,085	3.45	$1.06	18,371,085	$1.09
$2.25 - $3.00	4,778,667	3.53	$2.50	2,178,667	$2.38
$3.15 - $3.75	2,906,667	0.72	$3.42	2,906,667	$3.42

$0.01 - $3.75	28,056,419	3.36	$1.43	23,456,419	$2.30

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

The Company has no federal tax provision due to its operating losses.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2010	2009
U.S. statutory rate	34%	34%
Related party forgiveness of debt	-	-
Valuation allowance	(34)%	(34)%
Other	-	-
Effective tax rate	-	-

At March 31, the deferred tax asset and liability balances are as follows:

	2010	2009
Deferred tax asset:
Net operating loss	$(853,329)	$1,052,895
Accrued put option	-	-
Stock option expense	281,130	1,017,489
Long-term assets	15,157	106,834
Accrued expenses	106,092	-
	(450,950)	2,177,218

Deferred tax liability – difference in basis long -term assets	59,627	-

Net deferred tax asset	(391,323)	2,177,218
Valuation allowance	391,323	(2,177,218)

Deferred tax asset (liability)	$-	$-

The net change in the valuation allowance for 2010 was approximately $(3,500,000), which is comprised of the net operating loss for 2010 of approximately $1,150,000 less the loss of UCH New Mexico’s net loss carry over of approximately $4,660,000 on the spin off of this corporation to Blackwood Capital, Limited (See Note 1), and in 2009 the net operating loss had a decrease of $4,977,941.

The Company has a net operating loss carryover of approximately $3,510,142 available to offset future income for income tax reporting purposes, which will expire between 2010 and 2029, if not previously utilized. However, due to a change in majority ownership in 2007 and 2008, the Company’s ability to use the carryover net operating loss may be substantially limited or eliminated pursuant to Internal Revenue Code Section 382.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. We had no material unrecognized income tax assets or liabilities at the date of adoption or during the twelve months ended March 31, 2010.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the twelve months ended March 31, 2010, there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004. We are not currently involved in any income tax examinations.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK BONUS PLAN

The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2007, 27,800 shares had been issued and remain outstanding in accordance with the plan. No shares were issued under the plan in 2010 or 2009.

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

On March 17, 2008, the individual defendants filed a motion for new trial which was overruled by operation of law on April 30, 2008. The individual defendants then timely filed a Notice of Appeal for the matter to be heard by the Court of Appeals for the Tenth District of Texas, in Waco, Texas.  On October 8, 2008, individual defendants filed a brief with the Tenth Court of Appeals. On January 14, 2009, the Company filed its brief in this matter. The defendants filed a reply brief on February 5, 2009. Also, a Baylor Law School professor filed an amicus letter with the Court on February 3, 2009. As of July 7, 2009, there had been no opinion released by the Texas Tenth Court of Appeals.  In January 2009 Justice Rex D. Davis has recused himself from considering the matter.

On May 26, 2010, the Court of Appeals for the Tenth District reversed the judgment of the trial court and determined that the Company shall “take nothing”. The Company has determined not to pursue the matter further.

UHC Petroleum Corp. v. Lone Star Production Company, Buffalo Draw Partners, LLC, and T. Grant Johnson

On August 15, 2008, UHC Petroleum Corp., a wholly-owned subsidiary of the Company, filed a lawsuit against Lone Star Production Company, Buffalo Draw Partners, LLC, and T. Grant Johnson in Edwards County, Texas for declaratory judgment, tortuous interference with peaceful use and enjoyment of property, business disparagement and injurious falsehood, and tortuous interference with prospective contracts and business relations. The lawsuit alleges that Lone Star Production Company top-leased one of the Company’s Wardlaw Field leases in 2004 and in 2008 the defendants engaged in various actions that were detrimental to the Company. In January 2010, UHC Petroleum Corp. requested a dismissal of the action without prejudice.

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

Forbes Energy Services, LLC successor in interest to CC Forbes Company, LP v. UHC Petroleum Corporation

On June 11, 2009 Forbes Energy Services, LLC filed a lawsuit against UHC Petroleum Corporation in the 79th District Court of Jim Wells County, Texas alleging breach of contract, sworn account, and quantum meruit. The parties agreed to transfer matter from Jim Wells County to Edwards County and the matter is waiting new case number to begin the discovery process.

Paradigm Lift Technologies, LLC v. UHC Petroleum Corporation

On September 21, 2009 Paradigm Lift Technologies, LLC filed a lawsuit against UHC Petroleum Corporation in the 63rd District Court in Edwards County, Texas for sworn account for equipment allegedly purchased by UHC Petroleum Corporation.  The case is in the discovery stage.

Jeff Toth v. Glen Rose Petroleum Corp.

On January 27, 2010, Jeff Toth filed a petition in the 63rd District Court in Edwards County, Texas against Glen Rose Petroleum Corporation for trespass, surface damage, and use of filler.  The petition was served on February 18, 2010 and is in the discovery period.

UHC Petroleum Corp. v. Good News Capital, LLC, et. al.

On April 2, 2010, the Company filed a declaratory judgment action against Good News Capital, LLC and its principal, Jeffrey Frichner, in the 101st District Court in Dallas County, Texas.  Good News Capital, LLC made a claim for compensation in the amount of 300,000 shares of stock under a purported 2009 agreement which the Company alleges never was performed by Good News Capital, LLC. The Company also has alleged that the claim for shares is barred because neither Good News Capital, LLC nor Mr. Frichner are licensed securities broker-dealers and the alleged engagement related to finding investors for the Company. In January 2010, we have moved for default judgment against Good News Capital and to dismiss our claim against Mr. Frichner. On July 9, 2010, the District Court entered a default declaratory judgment against Good News Capital finding that the Company was not liable to Good News Capital, LLC under a purported 2009 agreement with them or otherwise.

Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation

On October 9, 2009, an action was commenced in the District Court in Kaufman County, TX, by Langston Family Limited Partnership and Buccaneer Energy Corporation against the Company seeking recovery of funds and compensation for services allegedly advanced to the Company.  The Company was served in March 2010 and will vigorously defend the action. The action was amended on May 4, 2010 to, among other things, add Mr. Langston as a plaintiff.  The Company will soon be filing pleadings in this Texas action.  See, also Glen Rose Petroleum Corporation v. Joseph Langston, below.

Glen Rose Petroleum Corporation v. Joseph Langston

On April 1, 2010, the Company filed an action in the Delaware Court of Chancery against Mr. Langston, the Company’s former Chief Executive Officer, based upon alleged breaches of fiduciary duties as an officer and director of the Company and alleged self-dealing.  On July 8, 2010, the Court denied jurisdiction in Delaware due to the prior action of Mr. Langston in Kaufman County, TX, and directed the Company to proceed in the Texas Court. The Company will soon be filing pleadings in this Texas action. See also, Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation, above.

Potential Shareholder Derivative Litigation

On June 25, 2010, the Company was advised by its counsel in the Langston matters that the firm received a letter from Mr. Langston’s counsel purportedly constituting a notice to the Company and its directors of “a potential shareholder derivative lawsuit against the officer and directors of Glen Rose Petroleum”. The letter received by our counsel stated that is was being given pursuant to “Article 5.14 and Tex. Bus. Org. Code Sec. 21.533, a shareholder may not institute a derivative proceeding until written demand is filed with the corporation stating ‘with particularity’ the act, omission, or other matter that is the subject of the claim or challenge and requesting that the corporation take ‘suitable action’.” The Company’s counsel has responded that it does not believe that the correspondence is legally sufficient as a requisite notice under Delaware or Texas law, and notes that “most, if not all the alleged ‘wrongdoings’ took place during the period that Mr. Langston was the CEO, President and CFO.”

The letter of June 25, 2010, has been referred to our Board of Directors for appropriate action under Delaware Chancery Court Rule 23.1 and we intend to respond to the counsel’s demands in due course after a complete investigation. The Board is in the process of appointing disinterested directors to conduct the investigation and outside counsel to act as special counsel. The Company believes that the law allows at least ninety (90) days to investigate the allegations.

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

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis.

	March 31, 2010 Fair Value Measurements
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash	$3,205,233	$-	$-	$3,205,233
Accounts receivable	$-	$-	$-	$-
Notes receivable	$-	$-	$187,646	$187,646
Liabilities
Accounts payable and accrued expenses	$810,895	$-	$-	$810,895
Notes payable	$-	$-	$58,031	$58,0314

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Notes Receivable	Notes Payable
Balance – March 31, 2009	$176,640	$147,289
Increase/decrease in receivable/payable	11,006	(89,258)
Balance – March 31, 2010	$187,646	$58,031

15. OIL AND GAS OPERATIONS

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31 are as follows:

	2010	2009
Capitalized costs of oil and gas properties
Proved	$4,162,065	$4,790,732
Unproved	1,050,000	1,050,000
	5,212,065	5,840,732
Less: accumulated depletion, depreciation and amortization	(66,426)	(41,876)

	$5,145,639	$5,798,856

Depletion expense for the year ended March 31, 2010 totaled $24,550.

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

Costs incurred in oil and gas producing activities were as follows:

	2010	2009
Property acquisitions:
Proved	$-	$-
Unproved	-	-
Exploration	-	-
Development	305,056	138,819	*
	$305,056	$138,819

*
*Net of $1,459,612 reimbursement under the WHL participation agreement.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations of oil and gas producing activities for the years ended March 31 are as follows:

	2010	2009
Revenues from oil and gas activities:
Sales to unaffiliated parties	$124,815	$122,279
Expenses:
Production and operating	114,320	94,541
Depreciation, depletion and accretion	50,008	55,102
General and administrative	44,745	110,783
Impairment of proved reserves	44,579	125,353
Gain on cancellation of debt	(21,039)	-

Loss on sale of oil and gas assets	23,711	-
Total expenses	256,3244	385,779
Pretax loss from producing activities	(131,509)	(263,500)
Income tax expense	-	-
Results of oil and gas producing activities	$(131,509)	$(263,500)

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

	Oil (Bbls)	Gas (Mcf)
March 31, 2008	526,762	-
Extensions, additions and discoveries	78,714	357,657
Revisions of previous estimates	-	-
Oil and gas asset sales	-	-
Production	(2,885)	-
Balance, March 31, 2009	602,591	357,657

Extensions, additions and discoveries
Revisions of previous estimates	(183,822)	(357,657	) *
Oil and gas asset sales		-
Production	(3,398)	-
Balance, March 31, 2010	415,371	-

Proved Developed Reserves:

Balance, March 31, 2009	602,591	357,657
Balance, March 31, 2010	415,371	-

* The Company has plugged its gas well and has reclassed its gas reserves to proven, non producing.

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

	Years ended March 31,
	2010	2009
Future cash inflows (a)	$22,667,912	$22,308,530
Future costs: (a)
Production Cost	(15,346,773)	(11,171,662)
Development Cost	(1,803,750)	(1,444,500)
Future income tax expense (a)	-	-
Future net cash flows	5,517,389	9,692,368
10% annual discount for estimated timing of cash flows	(1,378,097)	(3,447,329)
Standardized measure of discounted future net cash flows related to proved reserves	$4,139,291	$6,245,039

a)	Future net cash flows were computed using year-end prices and costs, and year-end statutory tax rates that relate to existing proved oil and gas reserves in which the Company has mineral interest.

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2010	2009
Balance Beginning of Year	$6,245,039	$12,970,735
Sales of oil and gas, net of production costs	-	-
Net changes in prices and production and development costs	4,709,940	(20,056,713)
Net change in future development costs	(2,361,750)	558,000
Purchase of minerals in place	-	-
Extensions and discoveries	-	-
Revision of previous quantity estimates	-	-
Net change in income taxes	6,085,477	(6,085,477)
Accretion of discount	(6,687,540)	6,687,540
Sales of reserves	-	-
Other	(3,851,875)	-
Balance end of year	$4,139,291	$6,245,039

The major decrease in future net cash flows between 2010 and 2009 pertains to the increase in anticipated production costs.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENTS

The Company, on April 1, 2010 entered into an employment agreement with Ken Martin to serve as the Company’s Chief Financial Officer.  The employee shall receive a base salary of $75,000 annually and received a signing bonus of 53,500 shares of common stock of the Company and could receive 160,500 additional shares of stock and 310,000 warrants to purchase shares of common stock as incentives if milestones are reached during the course of his employment.  The term of the agreement is 12 months.

The Company, on April 1, 2010 entered into an Equipment Lease Agreement with Nomad Energy for the lease of a Bobcat brand Skid Steer loader, which includes a lift fork attachment and 20’ Gooseneck trailer with ramps.  The monthly rental rate is $2,196.02 monthly paid in advance on the 15th of each month.  The term of the agreement is for 12 months.

The Company, on May 15, 2010 entered into an employment agreement with Sam Smith to serve as the Company’s Chief Geologist and Development Officer.  The employee shall receive a base salary of $90,000 annually and received a signing bonus of 50,000 warrants priced at $0.75 and could receive up to 700,000 warrant incentives if milestones are reached during the course of his employment.  The term of the agreement is 24 months.

Effective June 1, 2010, the Company initiated a 401(k) Retirement Plan.

In June 2010, we entered into an agreement with Compagnie Ressources Naturelles et D’Investissment SA. (a company wholly-owned by  Mr. Taylor-Kimmins) for Mr. Taylor-Kimmins’ services. Pursuant to this agreement we will pay Mr. Taylor-Kimmins $15,000 per month. In addition to the compensation to be paid to Mr. Taylor-Kimmins, we have agreed to issue to Compagnie Ressources Naturelles et D’Investissment SA. a signing bonus of 100,000 warrants priced at $0.75, 20,000 common shares per month and warrants to purchase up to 900,000 shares of our common stock, with exercise prices between $0.75 and $1.50,  upon the achievement of certain stated production milestones.

On June 14, 2010 the Company entered into a new Oil and Gas lease over 645 acres immediately to the north of the currently leased acreage, the Wardlaw Lease, and option to lease a further 4,766.2 contiguous acres adjoing to the north.  The leases are for the shallow rights from surface to 1,500 feet with a 80% Net Royalty Interest and 87.5% Working Interest to the Company.  Glen Rose Equity Partners I, LLC will be taking up their right to participate up to 12.5% Working Inerest and will contribute accordingly as determined by the Joint Operating Agreement with UHC Petroleum Corporation.