Form 10-K/A
period 2010-03-31
Glen Rose Petroleum CORP
filed 2010-07-22
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
61 Broadway, 32 nd Floor
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

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

EXPLANATORY NOTE

 The annual report of Glen Rose Petroleum Corporation (the “Company”), for the fiscal year ended March 31, 2010, filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on July 14, 2010, is hereby amended solely for the purpose of filing the attached exhibits.

ITEM 15. EXHIBITS

Exhibits

3.1 Certificate of Incorporation filed in Delaware on May 22, 2008, incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

3.3 Bylaws of Corporation, incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

3.3(a) Amendment to By-Laws*

4.1  Secured Convertible Note (Iroquois) (see Exhibit 10.11).

4.2  Form of Common Stock Purchase Warrant issued to Iroquois Capital Opportunity Fund, LLC and other investors on March 3, 2010 (see Exhibit 10.13).

4.3 Form of Common Stock Purchase Warrant issued to DK True Energy Development Ltd.*

4.4 Form of Common Stock Purchase Warrant issued to RTP Secure Energy Corp.*

4.4(a) Registration Rights Agreement for Warrant issued to RTP.*

4.5 Form of Common Stock Purchase Warrants issued to Joseph Tovey.*

4.5(a) Registration Rights Agreement for Warrants issued to Tovey.*

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

10.8a Termination of Consulting Agreement with DK True EnergyDevelopment Ltd. and Mutual Release, incorporated by reference to Exhibit 10.8a to the Registrant’s Form 10-K, filed on July 14, 2010.

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

10.10 Subscription Agreement (Iroquois), incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.11 Form of Secured Convertible Promissory Note (Iroquois), incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.12 Security Agreement (Iroquois), incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.13 Form of Warrant (Iroquois), incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.14 Working Interest Purchase and Sale Agreement (Iroquois).*

10.15 Consulting Agreement with Blackwood Ventures, LLC dated January 28, 2009, incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q filed November 20, 2009.

10.16 Consulting Agreement with Iromad, LLC (Iroquois), incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.17 Form of Option Holder Novation Agreement, incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.18 Termination and Settlement Agreement with Joseph Tovey, incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.19 Employment Agreement with Ruben Alba.*

10.20 Employment Agreement with Kenneth E. Martin, incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.21(a)  Agreement for short-term financing with Dr. Howard Berg.*

10.21(b) Senior Secured Note in the principal amount of $250,000.*

10.21(c) Security Agreement. *

10.21(d) Warrants issued to Dr. Howard Berg.*

10.21(e) Registration Right Agreement for Warrants issued to Dr. Berg.

10.22  Second Addendum to Amended and Restated Promissory Note made by World Link Partners, LLC in favor of Registrant, incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.23 Management Consulting Services Agreement with Weisshorn Management Services, Inc., incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.24 Employment Agreement with Sam Smith, incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.25 Consulting Agreement with Compagnie Ressources Naturelles et D’Investissment SA, incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.26(a) Adamson-Glen Rose Lease, June 2010.*

10.26(b) Adamson-Memorandum of Lease to UHC Petroleum.*

10.26(c) Adamson Option, July 2010.*

 14 Code of Ethics, incorporated by reference to Exhibit 14 to Registrant’s Form 10-KSB for the year ending March 30, 2004 filed June 29, 2004.

21 Subsidiaries of the Company, incorporated by reference to Exhibit 21 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

31.1 Certification of Principal Executive Officer, incorporated by reference to Exhibit 31.1 to the Registrant’s Form 10-K, filed on July 14, 2010.

31.2 Certification of Principal Accounting and Financial Officer, incorporated by reference to Exhibit 31.2 to the Registrant’s Form 10-K, filed on July 14, 2010.

32 .1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act, incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K, filed on July 14, 2010.

32.2 Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act, incorporated by reference to Exhibit 32.2 to the Registrant’s Form 10-K, filed on July 14, 2010.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 22, 2010	GLEN ROSE PETROLEUM CORPORATION

	By:	Andrew Taylor-Kimmins
Andrew Taylor-Kimmins, President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 22 day of July 2010.

/s/ Andrew Taylor-Kimmins	July 22, 2010
Andrew Taylor-Kimmins, President, CEO and Director

/s/ Kenneth E. Martin
Kenneth E. Martin, Chief Financial Officer	July 22, 2010

/s/ Ted Williams+	July 22, 2010
Ted Williams
Director

/s/ Paul K. Hickey+	July 22, 2010
Paul K. Hickey
Director

/s/	July 22, 2010
Martin Chopp
Director

+by Andrew Taylor-Kimmins as his attorney-in-fact