Form 10-Q
period 2010-06-30
Glen Rose Petroleum CORP
filed 2010-08-23
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ___________.

Commission File No. 001-10179

Glen Rose Petroleum Corporation

 (Exact name of registrant as specified in charter)

Delaware	87-0372864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22762 Westheimer Parkway, Suite 515, Katy, Texas 77450
(Address of principal executive offices)

(832) 437-0329
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 17, 2010, the Company had 17,006,941 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

Ex. 31.1
Ex. 31.2
Ex. 32.1
Ex. 32.2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$228,088	$455,233
Cash held in escrow	1,650,000	2,750,000
Accounts receivable	14,463	-
Security Deposits	1,000	-
Notes receivable	206,819	197,808
Inventory	69,113	54,947
Prepaid expenses	177,696	121,667
Total current assets	2,347,179	3,579,655

OIL AND GAS PROPERTIES, accounted for using the full cost method
Unproven	1,116,150	1,050,000
Proven	4,222,094	4,096,039
	5,338,244	5,146,039

PROPERTY AND EQUIPMENT, at cost
Asset held under capital lease	26,571	-
Field Equipment	453,460	123,666
Computer equipment	27,693	15,833
Vehicles	79,472	41,281
	587,196	180,780

Less accumulated depreciation	(47,909)	(36,981)

	539,287	143,799

OTHER ASSETS:
Equipment deposit	-	8,907

TOTAL ASSETS	$8,224,710	$8,878,400

See notes to the condensed  consolidated financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED  BALANCE SHEETS (Continued)

	June 30,	March 31,
	2009	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$852,674	$752,133
Accounts payable and accrued expense– related parties	71,141	-
Accrued interest	128,206	53,675
Note payable – related party	29,512	28,935
Note payable – other	79,440	39,258
Current portion of obligation under capital lease	18,965	-
Total current liabilities	1,179,938	874,001

LONG-TERM LIABILITIES
Asset retirement obligation	71,167	71,686
Convertible notes payable, net of unamortized discount and loan fee	2,127,527	1,906,908
Notes payable - other	2,549,950	2,489,780

Total liabilities	5,928,582	5,342,375

SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 125,000,000 shares authorized; 17,006,941 shares issued and outstanding at June 30, 2010, and 16,659,641 shares issued and outstanding at March 31, 2010	17,006	16,660
Common stock subscription receivable	(89,675)	(88,912)
Additional paid-in capital	54,877,047	54,550,837
Accumulated deficit	(52,508,250)	(50,942,560)
Total shareholders’ equity	2,296,128	3,536,025

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,224,710	$8,878,400

See notes to the condensed  consolidated financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

OPERATING REVENUES
Oil and gas sales	$27,560	$35,210
TOTAL OPERATING REVENUES	27,560	35,210

OPERATING COSTS AND EXPENSES
Production and operating	140,845	38,373
Impairment of long-term asset	66,739	-
Depreciation, depletion and accretion	17,598	17,225
General and administrative	727,421	254,483
Stock compensation expense	326,557	2,669
TOTAL OPERATING COSTS AND EXPENSES	1,279,160	312,750

LOSS FROM OPERATIONS	(1,251,600)	(277,540)

OTHER INCOME (EXPENSE)
Interest income	9,858	7,613
Gain (loss) on cancellation of indebtedness	34,860	-
Gain on disposal of asset	-	600
Interest expense	(358,807)	(9,677)

NET LOSS	(1,565,690)	(279,004)

Loss per share (basic and diluted)	$(0.12)	(0.03)

Weighted average number of shares outstanding (basic and diluted)	12,887,703	10,816,200

See notes to the condensed  consolidated financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,565,690)	$(279,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of long-term asset	66,739	-
Depreciation, depletion and accretion	17,598	17,225
Net gain on settlement of debt	34,860	-
Stock compensation expense	326,557	2,865
Changes in assets and liabilities:
Trade and other receivables	(14,463)	4,755
Short term notes receivable	(9,773)	(7,545)
Inventory	(14,166)	271
Prepaid expenses and other assets	(1,384)	8,877
Accounts payable and accrued expenses	136,821	197,461
Interest added to note payable	201,607	-
Interest on amortization of discount	156,077	-
Net cash used in operating activities	(665,217)	(55,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(266,133)	(80,880)
Proceeds from sale of property, plant and equipment	-	(6,500)
Additions to equipment	(372,397)	-
Loan repayments	-	19,937
Net cash used in investing activities	(638,530)	(67,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	119,000
Reduction in capital lease obligation	(6,146)	-
Payments on notes payable	(17,252)	(12,000)
Net cash provided (used) in financing activities	(23,398)	107,000

NET DECREASE IN CASH	(1,327,145)	(15,538)

CASH, beginning of year	3,205,233	18,867

CASH, end of year	$1,878,088	$3,329

- Continued -

See notes to the condensed  consolidated financial statements.

	For the Three Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$486	$-
Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment held under capital lease	$25,111	$-
Receivable on common stock issuance	$-	$50,000

See notes to the condensed  consolidated financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Glen Rose Petroleum Corporation’s (the “Company,” “we” or “our”) interim condensed consolidated financial statements are unaudited. They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results.  These interim period results do not indicate expected full-year results or results for future quarters/periods, due to several factors, including price volatility of crude oil and natural gas, price volatility of commodity derivatives, volatility of interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, interruption(s) in production, our ability to obtain additional capital, and the success of proposed enhanced oil recovery work (EOR). These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Glen Rose Petroleum Corporation’s Form 10-K and Form 10-K/A for the year ended March 31, 2010.

We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and included the accounts of Glen Rose Petroleum Corporation and its wholly-owned subsidiaries.  We eliminated intercompany accounts and transactions.  Management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  We made significant assumptions in valuing the Company’s unproved oil reserves, which may affect the amounts at which oil properties are recorded. We have computed the Company’s stock-based compensation expense using assumptions such as volatility, expected life and the risk-free interest rate.  Those assumptions may be revised in the near term, in which case these estimates will revised, and these revisions could be material.

We prepared the Company’s financial statements on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $1,565,690 for the three months ended June 30, 2010 and a net loss of $2,509,790 for the fiscal year ended March 31, 2010 and, as of the same periods, the Company had an accumulated deficit of $52,508,250, and $50,942,560, respectively.  During   the quarter ended June 30, 2010, the Company did not raise any gross proceeds of additional equity financing.  The Company is currently seeking additional capital to develop its properties and expand its operations.  However; the Company can provide no assurance that it will be able to obtain the needed funds.  Until such funds are obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

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

In February 2010, UHC New Mexico Corporation (“New Mexico”), a wholly-owned non-operating subsidiary of the Company was transferred to Blackwood Capital Limited, a company controlled by our Chief Executive Officer. The transfer was a requirement of the Iroquois financing (See Note 6),

The name of the Company was changed from United Heritage Corporation to Glen Rose Petroleum Corporation in May, 2008.

Concurrent with the name change, the Company entered into a statutory merger whereby it moved its state of incorporation from Utah to Delaware and United Heritage Corporation, the Utah Corporation, merged into the newly formed Delaware Corporation, Glen Rose Petroleum Corporation.

All significant intercompany transactions and balances were eliminated in consolidation.

Nature of Operations

Glen Rose Petroleum Corporation owns contiguous oil and gas properties located in Edwards County, Texas. The Company began production of the Texas properties during the year ended March 31, 2000. The Company sold a significant portion of its oil and gas properties in 2007. The Company continues to operate its remaining contiguous oil properties located in Edwards County, Texas and does not operate oil or gas properties in any other fields or areas.

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

During the quarter ended June 30, 2010, the Company’s oil and gas properties exceeded the ceiling test limit and $66,739 was charged to operations as an impairment expense.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

Equipment	3-14 years
Vehicles	3-5 years

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. During the three months ended June 30, 2010 and June 30, 2009, the Company recorded depreciation expense of $10,928 and $6,340 respectively, which was charged to operations as incurred.

Earnings (Loss) per Common Share

The Company adopted the provisions of ASC Topic 260-10, Earnings Per Share (“EPS”). ACS Topic 260-10 provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three months ended June 30, 2010 and June 30, 2009, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. At June 30, 2010, the Company had potential common shares consisting of options and warrants exercisable into 26,966,420 shares, debt of $3,350,000 convertible into 11,666,667 shares, and an option granted to convert a 12.5% working interest in the Company’s Wardlaw lease into 2,222,222 shares. At June 30, 2009, the Company had potential common shares consisting of options and warrants exercisable into 24,036,420 shares.

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

Long-Lived Assets

Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. At June 30, 2010, under the ceiling test pertaining to its oil properties, the Company recognized an impairment loss of $66,739.

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

Reclassifications

Certain reclassifications have been made to conform the March 31, 2009 amounts to the March 31, 2010 presentation for comparative purposes.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605). ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The Company does not expect this ASU to have a material impact on its revenue recognition when adopted for our fiscal year beginning January 1, 2011.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

 In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

NOTE 3 – INVENTORY

Inventory consists of oil in tanks of $69,113 and $54,947 at June 30, 2010 and March 31, 2010, respectively.  Inventory is valued at the lower of cost to produce the oil or the current available sales price.

NOTE 4 – INCOME TAXES

Included in Company’s net deferred tax assets are approximately $4,760,000 of potential future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. It is not certain that the Company will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, an allowance has been provided for the full amount of the net deferred tax asset. The Company’s recent change of majority ownership significantly reduced its ability to utilize its net operating losses.

NOTE 5 – STOCK OPTIONS

The following table summarizes pertinent information with regard to our stock option Plans for the three months ended June 30, 2010:
		Weighted Average
	Option and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2010	1,020,000	$1.63
Granted
Exercised
Forfeited
Expired

Outstanding at June 30, 2010	1,020,000	$1.63

Exercisable at June 30, 2010	1,020,000	$1.63

The weighted average contractual life of options outstanding and exercisable at June 20, 2010 was 1.15 years. The weighted average grant date fair value for options granted was $1.14 for the three months ended June 30, 2010.

During the quarter ended June 30, 2010, the Company did not grant any options.

NOTE 6 – NOTES PAYABLE

Blackwood Ventures LLC

During the three months ended June 30, 2010 and 2009, the Company accrued interest in the amount of $577 and $3,515 respectively, which was charged to operations.  As of June 30, 2010, the note balance, including accrued interest remaining, was $29,512.   Blackwood Ventures LLC was a related party at the inception of the note. This note is currently subject to a lawsuit with a former officer of the Company.

Buccaneer Energy Corporation

During the three months ended June 30, 2010 and 2009, the Company accrued interest in the amount of $1,788 and $1,228, which was charged to operations.  The balance of this note at June 30, 2010 was $41,047. Buccaneer Energy Corporation was a related party at the inception of the note.  This note is currently subject to a lawsuit with a former officer of the Company.

Installment Obligation

The Company is financing premiums on certain insurance policies . The obligation is paid in three quarterly installments of $19,196 including interest assessed at an annual rate of 6.91%... The first installment was due and paid in June 2010. The balance of this obligation at June 30, 2010 was $38,393. Interest charged to operations on this obligation during the three months ended June 30, 2010 totaled $486.

Lothian Put Option Holders

In February 2010, the Company entered into novation agreements with the option holders to convert the put option liabilities into unsecured notes payable totaling $2,489,780. These notes are assessed an interest at an annual  rate of 4% and mature on September 30, 2011, when the principal balances and accrued interest thereon are due;   however, the Company has the right to extend the maturity dates to September 30, 2012 with an increase in the interest rate charged on the notes to 6% per annum.   Interest accrued on these notes and charged to operations for the quarter ended June 30, 2010 amounted to $37,762. The balance of this obligation at June 30, 2010, including accrued interest of $60,170, totaled $2,549,950.

Iroquois Capital Opportunity Fund, LP

Convertible Debt

On March 3, 2010, the Company issued secured convertible notes and warrants to Iroquois Capital Opportunity Fund and 12 other investors in exchange for $3,350,000. The notes mature in two years and accrue interest at an annual rate of 8%. The Company, at its election during the first 180 days and, with the Note holder’s permission, thereafter, can elect to defer the required quarterly interest payments by calculating accrued interest for the quarter using the rate of 12% per annum and agreeing to add the accrued interest amount to the principal amount of the notes.  The outstanding principal and interest on the notes is convertible into Company common stock at the option of each note holder at $0.30 per share with the Company having the right to force conversion once the Company achieves a greater than $1.25 share price and minimum daily volume of $2,000,000.  The maximum number of conversion common stock shares for the notes’ principal amounts, assuming all shares are converted, is 11,666,667 common stock shares.  The notes are secured by all of the Company’s and its subsidiaries’ assets.   The investors are also receiving a total of 11,666,667 warrants exercisable at $0.60 per share with five year terms.  The warrants have cashless exercise provisions.  Should the Company issue common stock to third parties for consideration less than the note conversion price or the warrant exercise price during the term of the notes or warrants, the note conversion price and the warrant exercise price shall be adjusted downward to equal the price at which the Company issued that common stock. The Company incurred loans fees of $239,071, which is being netted against the balance of the notes.

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

In accordance with terms of the loan, the $3,350,000 was placed in escrow. Pursuant to the terms of the Escrow Agreement, funds held in escrow are released at the Company’s written request promptly after the Escrow Agent receives a certified resolution of the Company’s board of directors which must include the affirmative approval of the Nominated Director. Request for disbursements from escrow may not be made more frequently than once every thirty days. Any funds retained in escrow after one year from the date of the Agreement may be deposited by the Escrow Agent, in his absolute discretion with a court of competent jurisdiction in the state of New York.   As of June 30, 2010, the Company had cash that was held in escrow amounting to $1,650,000.

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

Pursuant to the terms of the promissory notes, for the first 180 days after delivery of the promissory notes, the Company is to either pay accrued interest by the end of each calendar quarter or deliver each note holder an Allonge which increases the principal amount of the holder’s note by adding the accrued interest.  The promissory notes also provide that if the Company pays by cash the interest rate for calculating interest due is at the rate of 8% per annum and if the Company elects to deliver an Allonge to each of the note holders a 12% interest rate shall be applied to the interest accrued.  A default interest rate of 15% will be applicable during any event of default and until the default is cured.

As of June 30, 2010 the Company was in default for having failed to send the Allonges to the note holders.  The Company accrued interest for the three months ended June 30, 2010 at the 15% default rate.  Interest charged to operations on the cumulative principal of the notes for quarter ended June 30, 2010 totaled $128,206.  The balance of the notes at June 30, 2010, net of discounts and loan fees totaling $1,253,740, was $2,127,527.

NOTE 7 - NOTE RECEIVABLE

Bowie Operating Company LLC

The loan due from Bowie Operating Company, LLC  is assessed interest at rate of 18% per annum. The loan is evidenced by a secured promissory note, which is currently in default, and was due on demand after September 1, 2009. Interest accruing on the note and credited to operations during the quarter ended June 30, 2010 and 2009 was $7,536 and $6,317, respectively. The balance of the principal and interest on the note as of June 30, 2010 was $172,973. Bowie Operating Company LLC was a related party at the inception of this note. This note is currently subject to a lawsuit with a former officer of the Company. The Company continues to record interest on the note as well as the notes principal on its financials until the lawsuit dispute is resolved.

Buccaneer Energy Corporation

The loan due from Buccaneer Energy Corporation is assessed interest at rate of 18% per annum. The loan is evidenced by a secured promissory note, which is currently in default, and was due on demand after December 31, 2009. Interest accruing on the note and credited to operations during the quarter ended June 30, 2010 was $1,475. The balance of the principal and interest on the note as of June 30, 2010 was $33,846.  Buccaneer Energy Corporation was a related party at the inception of this note.  This note is currently subject to a lawsuit with a former officer of the Company. The Company continues to record interest on the note as well as the notes principal on its financials until the lawsuit dispute is resolved.

NOTE 8– STOCK HOLDERS' EQUITY

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

Director’s compensation was amended on April 8, 2010. Under the revised plan, commencing on April 1, 2010 each director will receive a fixed amount of 20,000 shares of the Company’s common stock per month paid and delivered in certificate form quarterly in advance.

During the quarter ended June 30, 2010, the Company issued 240,000 shares of common stock to certain directors as compensation for their services rendered.  The shares were valued at $91,200 which was charged to operations.

During the quarter ended June 30, 2010, the Company issued 107,000 shares of common stock to its Chief Financial Officer as incentive compensation for services rendered under his contract. The shares were valued at $36,800 which was charged to operations.

During the quarter ended June 30, 2010, the Company granted options to purchase 566,668 shares of common stock to certain officers and employees as compensation for their services.  The options were valued at $137,818 which was charged to operations.  The exercise prices of these options were range from $0.75 per share to $1.50 per share.  In addition, during the quarter ended June 30, 2010, the Company granted options to certain consultants to purchase 250,000 shares of the Company’s common stock.  These options were valued at $61,159.

NOTE 9 – RELATED PARTY TRANSACTIONS

In June 2010, we entered into an agreement with Compagnie Ressources Naturelles et D’Investissment SA. (a company wholly-owned by  Mr. Taylor-Kimmins) for Mr. Taylor-Kimmins’ services. Pursuant to this agreement we will pay Compagnie Ressources $15,000 per month for Mr. Taylor-Kimmins’ services. In addition to the compensation to be paid, we have agreed to issue to Compagnie Ressources Naturelles et D’Investissment SA. a signing bonus of 100,000 warrants priced at $0.75, 20,000 common shares per month and warrants to purchase up to 900,000 shares of our common stock, with exercise prices between $0.75 and $1.50,  upon the achievement of certain stated production milestones.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, we do not believe that any claims, either individually or in the aggregate, to which the Company is a party will ultimately have a material adverse effect on our financial condition or results of operations.

For a current report regarding ongoing legal proceedings involving the Company and other material claims, reference is made to Item 3 of Part I of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2010, which is incorporated herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, plan of operation and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-K for the fiscal years ended March 31, 2010 and 2009.

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

Glen Rose owns UHC Petroleum Corporation (“Petroleum”), a Texas corporation, which is a licensed operator with the Texas Railroad Commission.  Petroleum is an independent producer of crude oil based in Katy, Texas.  Petroleum operates the Wardlaw Field.  The Wardlaw Field lies in Edwards County, Texas in the southeast portion of the Val Verde Basin and is approximately 28 miles west of Rocksprings and 550 miles west of Dallas.  Current oil production from the field comes from the Glen Rose formation at a depth of less than 600 feet.  The Company’s petroleum leaseholds consist of approximately 10,502 gross acres, of which more than 10,000 acres are undeveloped.  The leaseholds include 85 wellbores.  Of these, 75 are capable of producing. With one swabbing unit, we are daily producing 45 wells. We are in the process of evaluating the remaining wells. Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the current Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2014.

The Company entered into a new lease on June 14, 2010 with Carol Ann Adamson, who is Trustee of the Sandra Jym Adamson Trust, as well as the agent and attorney-in-fact for Sandra Jym Adamson.  The lease is adjacent to the Company’s Wardlaw lease and consists of 665 acres.  The term is for 3 years, which will pay royalties in the amount of 20% of the gross production.

We produce a raw commodity. Currently one purchaser buys 100% of our production.  However, we believe that other purchasers are available for our production. Our customer risk primarily stems from the purchaser’s solvency relating to outstanding balances. The purchaser has historically paid in a timely manner and we have no information that would indicate that it would be unable to continue paying in the future.

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

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As of the filing date of this quarterly report on Form 10-Q, we have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt as to our ability to continue as a going concern.  We had net loss of $1,565,690 for the three months ended June 30, 2010 and a net loss of $2,509,790 for the fiscal year ended March 31, 2010.  As of the same periods, we had an accumulated deficit of $52,508,250 and $50,942,560, respectively.  Unless we are able to attract the financing needed to develop our properties, there can be no assurance that we will be able to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies, including the assumptions and judgments underlying those policies, are more fully described in the notes to our audited financial statements contained in our annual reports on Forms 10-K for the fiscal years ended March 31, 2010 and March 31, 2009.  We have consistently applied these policies in all material respects. Investors are cautioned, however, that these policies are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially.  Set forth below are the accounting policies that we believe most critical to an understanding of our financial condition and liquidity.

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

Depletion rates are determined based on reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depletion expense for a property will change, assuming no change in production volumes or in the costs capitalized.  Estimated reserves are used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property’s reported value may be impaired.  Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to oil and gas producing activities and reserve quantities in Note 15 to the consolidated financial statements in our March 31, 2010 Form 10-K. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

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

Impairment of Properties - We will continue to monitor our long-lived assets recorded in oil and gas properties in our consolidated balance sheet to ensure they are fairly presented.  We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value.  A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events.  Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and gas reserves that will be produced from a field, the timing of future production, future production costs, and future inflation.  The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, or other changes to contracts, environmental regulations or tax laws.  All of these factors must be considered when testing a property's carrying value for impairment.  We cannot predict whether impairment charges may be required in the future.

Revenue Recognition - Oil and gas production revenues are recognized at the point of sale. Production not sold at the end of the fiscal year is included as inventory at the lower of cost or market value.

Income Taxes - Included in our net deferred tax assets are approximately $4,760,000 of potential future tax benefits from prior unused tax losses (“net operating loss carry-forwards”).  Realization of these tax assets depends on sufficient future taxable income before the benefits expire.  We are unsure if we will have sufficient future taxable income to utilize the benefits from net operating loss carry-forwards before the losses expire.  Therefore, we have provided an allowance for the full amount of the net deferred tax asset. Moreover, our recent change of majority ownership significantly reduced our ability to utilize our net operating losses carry-forwards.

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

RESULTS OF OPERATIONS

The following comparison of selected financial data for the three months ended June 30, 2010 and financial data for the three months ended June 30, 2009 are derived from our unaudited consolidated condensed financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.  This information is qualified in its entirety by, and should be read in conjunction with, such financial statements and related notes contained therein.

	Three Months Ended
	June 30,
	2010	2009
	(Unaudited)
Income Data
Revenues	$27,560	$35,210
Depreciation and depletion	17,598	17,225
Total operating costs and expenses	1,279,160	312,750

Loss from operations	(1,251,600)	(277,540)

Income tax

Net loss	$(1,565,690)	$(279,004)

Basic and diluted loss per share	$(0.12)	$(0.03)

Weighted average number of shares outstanding	12,887,703	10,816,200

Oil and Gas Results

Our revenues decreased $7,650, or approximately 22%, to $27,560 for the three months ended June 30, 2010, as compared to $35,210 for the three months ended June 30, 2009. The decrease in revenue in 2010 compared to 2009 was due to no oil sales in April 2010 due to the reworking of our wells.

Our total operating costs and expenses increased $966,410 or approximately 309%, to $1,279,160 for the three months ended June 30, 2010, as compared to $312,750 for the three months ended June 30, 2009. The increase in our operating expenses was primarily attributable to adding new employees, increases in production activities, increases in stock based compensation, and increases in other general and administrative expenses for the three months ended June 30, 2010.

Our depreciation and depletion increased by $373, or approximately 2%, to $17,598 for the three months ended June 30, 2010, as compared to $17,225 for the three months ended June 30, 2009.  Substantially all of our increase pertained to the depletion and accretion expenses incurred in our oil properties.

General and administrative expenses increased $472,938, or approximately 186%, to $727,421 for the three months ended June 30, 2010, as compared to $254,483 for the three months ended June 30, 2009.  This increase in our general and administrative expenses during the current three month period is primarily attributable the addition of new employees, legal and other professional fees.

Our loss from operations increased from $277,540 for the three months ended June 30, 2009, to $1,251,600 for the three months ended June 30, 2010. This change in our loss from operations is primarily attributable to an increase in stock compensation expenses, professional fees and the other factors discussed above.

Interest expense increased from $9,677 for the three months ended June 30, 2009 to $358,807 for the three months ended June 2010. Interest expenses in 2010 included $128,206 that accrued on our debt due Iroquois and also included amortization of the discount on this debt totaling $156,077.

Our net loss increased $1,286,686 from $279,004 for the three months ended June 30, 2009, to $1,565,690 for the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations.  We anticipate that this will change in the near future as a result of our capital raising and development efforts, combined with operating changes.

Current liabilities increased from $874,001 at March 31, 2010 to $1,179,938 at June 30, 2010, an increase of $305,937 or approximately 35%.  Increases during the three months ended June 30, 2010 included $100,541 in accounts payable,($852,674 at June 30, 2010 compared to $752,133 due at March 31, 2010), and  an increase in accrued interest of $74,531 ($128,206 at June 30, 2010 compared to $53,675 due at March 31, 2010).

We had working capital of $1,167,241 at June 30, 2010, as compared to working capital of $2,705,654 at March 31, 2010, a working capital decrease of $1,598,583 or approximately 59%. The decrease in our working capital resulted primarily from the cost outlaid to increase the overall operations and production of the Company.

Cash Flow

Our operations used $662,242 of cash in the three months ended June 30, 2010. This is primarily due to a net loss of $1,565,690, net of non-cash operating expenses totaling $900,473.  Cash of $638,530 was used in investing activities during the same three month period, which consisted of $269,108 in expenditures relating to our oil properties, and $372,397 incurred in the purchases of property and equipment.  Cash used in our financing activity during the three months in 2010 included $6,146 in payments used to reduce our capital lease obligation and $17,252 in principal debt reduction on our insurance financing obligation.

During the three months ended June 30, 2009, we used $55,095 of cash in our operations which consisted of a net loss from operations of $279,004, net of non-cash operating expenses totaling $223,909.  Cash of $67,443 was used in investing activities during the same three month period, which consisted of $80,880 in expenditures relating to our oil properties, $6,500 incurred in the purchases of property and equipment, and a receipt of $19,937 on a repayment of debt due us. Cash provided by our financing activities during the three months ended June 30, 2009 amounted to $107,000 included $119,000 from loan advances net of $12,000 in debt payments.

At June 30, 2010, we had cash on hand in the amount of $1,878,088 as compared to $3,329 at June 30, 2009.

Glen Rose will incur significant costs through its planned development program for its Wardlaw Field leases and related opportunities, cash flow permitting. The program will begin by reworking many of the existing well bores, as well as begin to drill new wells, which will be completed upon deploying the necessary funding.  There can be no assurance of success, and unless production and sales of oil and gas significantly increase, we may not be able to attain profitability, or even be able to continue as a going concern.  We will require additional funding to attempt to significantly increase our production and have been attempting to secure such funding.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Glen Rose carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of the Company’s financial controls and procedures for the period April 1, 2010 through June 30, 2010 in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB“) in the United States.  This evaluation was undertaken in consultation with internal and external accountants.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and reporting procedures were effective to ensure that information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported in compliance with internal controls ordinarily required of publicly-traded firms in the manner specified in the Securities and Exchange Commission’s rules and forms.

Glen Rose Petroleum Corporation’s management is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over and outside independent audit of financial reporting may not prevent or detect misstatements.

Glen Rose Petroleum Corporation’s management team conducts tests of its disclosure control and procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. The evaluation was undertaken in consultation with our accounting personnel in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB“) in the United States. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the loss of a number of employees, we no longer have the capacity to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In management's opinion, based on the assessment completed for the period ended June 30, 2010, the internal controls over financial reporting are not operating effectively. Further, in management’s opinion, based on the assessment completed for the three-months ended June 30, 2010,  the disclosure controls and procedures are not operating effectively.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their above evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a current report regarding ongoing legal proceedings involving the Company and other material claims, reference is made to Item 3 of Part I of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2010, which is incorporated herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Buccaneer Energy Corporation

The Company is involved in a litigation with Buccaneer Energy Corporation with regard to its liability owed to Buccaneer as well as Buccaneers receivable owed the Company.  The Company believes the amounts related to the notes payable and receivable recorded in its financials could be in default depending on the resolution of the dispute.  The Company continues to record the principal balances of the note payable and note receivable as well as the interest accruals on both in its financials until this dispute is resolved between the parties.

Bowie Operating Company LLC

The Company is involved in a litigation with Bowie Operating Company LLC with regard to its liability owed.  The Company believes the amounts related to the notes payable in its financials could be default depending on the resolution of the dispute.  The Company continues to record the principal balances notes and receivables as well as the interest accruals until this dispute is resolved between the parties.

Iroquois Capital Opportunity Fund, LP

As of the quarter ending date June 30, 2010, the Company was in default for having failed to send the Allonges to the note holders, which default continues until the Allonges are delivered.  The Company accrued interest for the quarter ended at the 15% default rate.  Interest charged to operations on the cumulative principal of the notes for quarter ended June 30, 2010 totaled $128,206.  The balance of the notes at June 30, 2010, net of discounts and loan fees totaling $1,253,740, was $2,127,527.  The principal balance on the notes at June 30, 2010 was adjusted to include $31,267 in accrued interest for the prior quarter as stipulating in the promissory notes.  By August 20, 2010, the Company had delivered the Allonges to the note holders.

ITEM 4. REMOVED AND RESERVED.

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

3.3 Bylaws of Corporation, incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

3.3(a) Amendment to By-Laws, incorporated by reference to Exhibit 3.3(a) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July22, 2010.

4.1  Secured Convertible Note (Iroquois) (see Exhibit 10.11).

4.2  Form of Common Stock Purchase Warrant issued to Iroquois Capital Opportunity Fund, LLC and other investors on March 3, 2010 (see Exhibit 10.13).

4.3 Form of Common Stock Purchase Warrant issued to DK True Energy Development Ltd., incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

4.4 Form of Common Stock Purchase Warrant issued to RTP Secure Energy Corp., incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

4.4(a) Registration Rights Agreement for Warrant issued to RTP, incorporated by reference to Exhibit 4.4(a) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

4.5 Form of Common Stock Purchase Warrants issued to Joseph Tovey, incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

4.5(a) Registration Rights Agreement for Warrant issued to Tovey, incorporated by reference to Exhibit 4.5(a) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

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

10.12 Security Agreement (Iroquois), incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.13 Form of Warrant (Iroquois), incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.14 Working Interest Purchase and Sale Agreement (Iroquois), incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

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

10.19 Employment Agreement with Ruben Alba, incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

10.20 Employment Agreement with Kenneth E. Martin, incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.21(a)  Agreement for short-term financing with Dr. Howard Berg, incorporated by reference to Exhibit 10.21(a) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

10.21(b) Senior Secured Note in the principal amount of $250,000, incorporated by reference to Exhibit 10.21(b) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

10.21(c) Security Agreement, incorporated by reference to Exhibit 10.21(c) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

10.21( d ) Warrant s issued to Dr. Howard Berg, incorporated by reference to Exhibit 10.21(d) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

10.21(e) Registration Rights Agreement for Warrants issued to Dr. Howard Berg, , incorporated by reference to Exhibit 10.21(e) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

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

10.26(a) Adamson-Glen Rose Lease, June 2010, incorporated by reference to Exhibit 10.26(a) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

10.26(b) Adamson-Memorandum of Lease to UHC Petroleum, incorporated by reference to Exhibit 10.26(b) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

10.26(c) Adamson Option, July 2010, incorporated by reference to Exhibit 10.26(c) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

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

GLEN ROSE PETROLEUM CORPORATION

Date: August 23, 2010	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Executive Officer

Date: August 23, 2010	By:	/s/ Kenneth E. Martin
Kenneth E. Martin
Chief Financial Officer