Form 10-Q
period 2010-09-30
Glen Rose Petroleum CORP
filed 2010-11-22
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 15, 2010, the Company had 17,458,059 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$16,212	$455,233
Cash held in escrow	550,000	2,750,000
Accounts receivable	178,776	-
Security deposits	1,000	-
Notes receivable	216,328	197,808
Inventory	85,249	54,947
Prepaid expenses	156,196	121,667
Total current assets	1,203,761	3,579,655

OIL AND GAS PROPERTIES, accounted for using the full cost method
Unproven	1,116,150	1,050,000
Proven	4,523,636	4,096,039
	5,639,786	5,146,039

PROPERTY AND EQUIPMENT, at cost
Asset held under capital lease	26,571	-
Field equipment	671,724	123,666
Computer equipment	27,693	15,833
Vehicles	87,472	41,281
	813,460	180,780

Less accumulated depreciation	(67,277)	(36,981)
	746,183	143,799

OTHER ASSETS:
Equipment deposit	-	8,907

TOTAL ASSETS	$7,589,730	$8,878,400

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

	September 30,	March 31,
	2010	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expense	$762,285	$752,133
Accrued interest	206,644	53,675
Royalty payable	1,222	-
Note payable – related party	30,107	28,935
Notes payable – other	81,310	39,258
Current portion of obligation under capital lease	12,800	-
Total current liabilities	1,094,368	874,001

LONG-TERM LIABILITIES
Asset retirement obligation	72,647	71,686
Convertible notes payable, net of unamortized discount and loan fee	2,446,143	1,906,908
Notes payable - other	2,489,780	2,489,780

Total liabilities	6,102,938	5,342,375

SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 125,000,000 shares authorized; 17,540,441 shares issued and outstanding at September 30, 2010, and 16,659,641 shares issued and outstanding at March 31, 2010	17,541	16,660
Common stock subscription receivable	(90,470)	(88,912)
Additional paid-in capital	55,090,001	54,550,837
Accumulated deficit	(53,530,280)	(50,942,560)
Total shareholders’ equity	1,486,792	3,536,025

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,589,730	$8,878,400

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

OPERATING REVENUES
Oil and gas sales	$236,915	$28,932	$264,475	$64,142
TOTAL OPERATING REVENUES	236,915	28,932	264,475	64,142

OPERATING COSTS AND EXPENSES
Production and operating	95,753	26,544	236,598	64,917
Impairment of long-term asset	58,131	-	124,870	-
Depreciation, depletion and accretion	70,913	13,352	88,511	30,577
General and administrative	573,439	183,940	1,300,860	438,423
Stock compensation expense	129,490	41,610	456,047	44,279
TOTAL OPERATING COSTS AND EXPENSES	927,726	265,446	2,206,886	578,196

LOSS FROM OPERATIONS	(690,811)	(236,514)	(1,942,411)	(514,054)

OTHER INCOME (EXPENSE)
Interest income	10,481	7,572	20,339	15,185
Gain on cancellation of indebtedness	-	-	34,860	-
Loss on disposal of asset	-	(24,312)	-	(23,712)
Other income	-	2,549	-	2,549
Interest expense	(341,700)	(56,088)	(700,508)	(65,764)
NET LOSS	$(1,022,030)	$(306,793)	$(2,587,720)	$(585,796)

Loss per share (basic and diluted)	$(0.06)	$(0.03)	$(0.15)	$(0.05)

Weighted average number of shares outstanding (basic and diluted)	17,070,806	10,882,142	17,108,160	11,073,156

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,587,720)	$(585,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of long-term asset	124,870	-
Depreciation, depletion and accretion	88,511	30,577
Net gain on settlement of debt	34,860	-
Stock compensation expense	456,047	91,235
Net loss on disposal of equipment	-	23,712
Changes in assets and liabilities:
Trade and other receivables	(178,776)	5,338
Short term notes receivable	(20,077)	(15,116)
Inventory	(30,302)	(5,280)
Prepaid expenses and other assets	104,114	14,957
Accounts payable and accrued expenses - related party	-	(10,267)
Accounts payable and accrued expenses	(29,652)	100,259
Interest added to note payable	697,035	10,492
Interest on amortization of discount	-	43,856
Net cash used in operating activities	(1,341,090)	(296,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(675,870)	(126,092)
Proceeds from sale of property, plant and equipment	-	2,600
Additions to equipment	(598,663)	(5,900)
Loan repayments	-	19,937
Net cash used in investing activities	(1,274,533)	(109,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	440,364
Reduction in capital lease obligation	(6,146)	-
Loan fees	-	(7,500)
Payments on notes payable	(17,252)	(12,000)
Net cash provided by (used in) financing activities	(23,398)	420,864

NET INCREASE (DECREASE) IN CASH	(2,639,021)	15,376

CASH, beginning of year	3,205,233	18,867

CASH, end of year	$566,212	$34,243

- Continued -

	For the Six Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$496	$-
Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on note payable	$-	$59,850

See notes to consolidated condensed financial statements

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

We prepared the Company’s financial statements on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $2,587,720 for the six months ended September 30, 2010 and a net loss of $2,509,790 for the fiscal year ended March 31, 2010 and, as of the same periods, the Company had an accumulated deficit of $53,530,280, and $50,942,560, respectively.  During the quarter ended September 30, 2010, the Company did not raise any gross proceeds of additional equity financing.  The Company is currently seeking additional capital to develop its properties and expand its operations.  However; the Company can provide no assurance that it will be able to obtain the needed funds.  Until such funds are obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

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

In February 2010, UHC New Mexico Corporation (“New Mexico”), a wholly-owned non-operating subsidiary of the Company was transferred to Blackwood Capital Limited, a company controlled by our Chief Executive Officer. The transfer was a requirement of the Iroquois financing (See Note 6).

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

During the quarter ended September 30, 2010, the Company’s oil and gas properties exceeded the ceiling test limit and $58,131 was charged to operations as an impairment expense.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

Equipment	3-14 years
Vehicles	3-5 years

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. During the six months ended September 30, 2010 and September 30, 2009, the Company recorded depreciation expense of $30,296 and $30,577 respectively, which was charged to operations as incurred.

Earnings (Loss) per Common Share

The Company adopted the provisions of ASC Topic 260-10, Earnings Per Share (“EPS”). ACS Topic 260-10 provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the six months ended September 30, 2010 and September 30, 2009, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. At September 30, 2010, the Company had potential common shares consisting of options and warrants exercisable into 28,156,420 shares, debt of $3,350,000 convertible into 11,666,667 shares, and an option granted to convert a 12.5% working interest in the Company’s Wardlaw lease into 2,222,222 shares. At September 30, 2009, the Company had potential common shares consisting of options and warrants exercisable into 22,556,420 shares.

Cash Flows Presentation

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company primarily transacts its business with one financial institution. The account balances in that institution may from time-to-time exceed the federally insured limit of $250,000.

During the six-months ended September 30, 2010 and 2009,  all of the Company’s revenue was generated from contracts with one customer.

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

Long-Lived Assets

Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. For the six months ended September 30, 2010, under the ceiling test pertaining to its oil properties, the Company recognized an impairment loss of $124,870.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics - Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

NOTE 3 – INVENTORY

Inventory consists of oil in tanks of $85,249 and $54,947 at September 30, 2010 and March 31, 2010, respectively.  Inventory is valued at the lower of cost to produce the oil or the current available sales price.

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

NOTE 5 – STOCK OPTIONS

The following table summarizes pertinent information with regard to our stock option Plans for the six months ended September 30, 2010:
		Weighted Average
	Option and	Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2010	1,020,000	$1.63
Granted
Exercised
Forfeited
Expired

Outstanding at September 30, 2010	1,020,000	$1.63

Exercisable at September 30, 2010	1,020,000	$1.63

The weighted average contractual life of options outstanding and exercisable at September 20, 2010 was 1.15 years. The weighted average grant date fair value for options granted was $0.95 for the six months ended September 30, 2010.

During the quarter ended September 30, 2010, the Company did not grant any options.

NOTE 6 – NOTES PAYABLE

Blackwood Ventures LLC

During the quarter ended September 30, 2010 and 2009, the Company accrued interest in the amount of $595 and $6,185 respectively, which was charged to operations.  As of September 30, 2010, the note balance, including accrued interest remaining, was $30,107.   Blackwood Ventures LLC was a related party at the inception of the note. This note is currently subject to a lawsuit with a former officer of the Company.

Buccaneer Energy Corporation

During the quarter ended September 30, 2010 and 2009, the Company accrued interest in the amount of $1,870 and $1,590, which was charged to operations.  The balance of this note at September 30, 2010 was $42,917. Buccaneer Energy Corporation was a related party at the inception of the note.  This note is currently subject to a lawsuit with a former officer of the Company.

Installment Obligation

The Company is financing premiums on certain insurance policies. The obligation is paid in three quarterly installments of $19,196 including interest assessed at an annual rate of 6.91%. The first installment was due and paid in June 2010. The balance of this obligation at September 30, 2010 was $38,393. Interest charged to operations on this obligation during the quarter ended September 30, 2010 totaled $486.

Lothian Put Option Holders

In February 2010, the Company entered into novation agreements with the option holders to convert the put option liabilities into unsecured notes payable totaling $2,489,780. These notes are assessed interest at an annual  rate of 4% and mature on September 30, 2011, when the principal balances and accrued interest thereon are due; however, the Company has the right to extend the maturity dates to September 30, 2012 with an increase in the interest rate charged on the notes to 6% per annum.  Interest accrued on these notes and charged to operations for the quarter ended September 30, 2010 amounted to $38,177. The balance of this obligation at September 30, 2010, including accrued interest of $98,346, totaled $2,588,126.

Iroquois Capital Opportunity Fund, LP

Convertible Debt

On March 3, 2010, the Company issued secured convertible notes and warrants to Iroquois Capital Opportunity Fund and 12 other investors in exchange for $3,350,000. The notes mature in two years and accrue interest at an annual rate of 8%. The Company, at its election during the first 180 days and, with the Note holder’s permission, thereafter, can elect to defer the required quarterly interest payments by calculating accrued interest for the quarter using the rate of 12% per annum and agreeing to add the accrued interest amount to the principal amount of the notes.  The outstanding principal and interest on the notes is convertible into Company common stock at the option of each note holder at $0.30 per share with the Company having the right to force conversion once the Company achieves a greater than $1.25 share price and minimum daily volume of $2,000,000.  The maximum number of conversion common stock shares for the notes’ principal amounts, assuming all shares are converted, is 11,666,667 common stock shares.  The notes are secured by all of the Company’s and its subsidiaries’ assets.   The investors are also receiving a total of 11,666,667 warrants exercisable at $0.60 per share with five year terms.  The warrants have cashless exercise provisions.  Should the Company issue common stock to third parties for consideration less than the note conversion price or the warrant exercise price during the term of the notes or warrants, the note conversion price and the warrant exercise price shall be adjusted downward to equal the price at which the Company issued that common stock. The Company incurred loans fees of $250,311 which is being amortized over the life of the loan and is being netted against the balance of the notes.

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

In accordance with terms of the loan, the $3,350,000 was placed in escrow. Pursuant to the terms of the Escrow Agreement, funds held in escrow are released at the Company’s written request promptly after the Escrow Agent receives a certified resolution of the Company’s board of directors which must include the affirmative approval of the Nominated Director. Request for disbursements from escrow may not be made more frequently than once every thirty days. Any funds retained in escrow after one year from the date of the Agreement may be deposited by the Escrow Agent, in his absolute discretion with a court of competent jurisdiction in the state of New York.   As of September 30, 2010, the Company had cash that was held in escrow amounting to $550,000.

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

From July 1, 2010 to August 20, 2010 the Company was in default for having failed to send the Allonges to the note holders.  The Company accrued interest in the amount of $74,576 for this period at the 15% default rate.  The Company cured the default on August 20, 2010.  An election was made by the Company to pay  9 of the 13 note holders the 8% interest in the amount of $94,916 from the cure date to the end of the quarter.  The interest was paid on October 4, 2010 as agreed by the Company and the note holders.  The remaining 4 note holders and the Company elected to execute an Allonge and to have their interest accrued at the rate of 12% from the cure date to the end of the quarter.  This interest totaled $5,238.    Interest charged to operations on the cumulative principal of the notes for quarter ended September 30, 2010 totaled $108,297.  The balance of the notes at September 30, 2010, net of discounts and loan fees totaling $1,063,329, was $2,446,143.

NOTE 7 - NOTE RECEIVABLE

Bowie Operating Company LLC

The loan due from Bowie Operating Company, LLC is assessed interest at rate of 18% per annum. The loan is evidenced by a secured promissory note, which is currently in default, and was due on demand after September 1, 2009. Interest accruing on the note and credited to operations during the quarter ended September 30, 2010 and 2009 was $7,967 and $6,260, respectively. The balance of the principal and interest on the note as of September 30, 2010 was $180,940. Bowie Operating Company LLC was a related party at the inception of this note. This note is currently subject to a lawsuit with a former officer of the Company. The Company continues to record interest on the note as well as the notes principal on its financials until the lawsuit dispute is resolved.

Buccaneer Energy Corporation

The loan due from Buccaneer Energy Corporation is assessed interest at rate of 18% per annum. The loan is evidenced by a secured promissory note, which is currently in default, and was due on demand after December 31, 2009. Interest accruing on the note and credited to operations during the quarter ended September 30, 2010 was $1,542. The balance of the principal and interest on the note as of September 30, 2010 was $35,388.  Buccaneer Energy Corporation was a related party at the inception of this note.  This note is currently subject to a lawsuit with a former officer of the Company. The Company continues to record interest on the note as well as the notes principal on its financials until the lawsuit dispute is resolved.

NOTE 8– STOCK HOLDERS’ EQUITY

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

During the quarter ended September 30, 2010, the Company issued 240,000 shares of common stock to certain directors as compensation for their services rendered.  The shares were valued at $72,000 which was charged to operations.  The Company also issued 240,000 shares of common stock to certain directors as prepaid compensation to be accrued in advance under the revised plan dated April 8, 2010. The shares were valued at $84,000 and is included in the accompanying balance sheet in prepaid expenses .

During the quarter ended September 30, 2010, the Company issued 53,500 shares of common stock to its Chief Financial Officer as incentive compensation for services rendered under his contract. The shares were valued at $26,750 which was charged to operations.

During the quarter ended September 30, 2010, the Company granted options to purchase 170,000 shares of common stock to certain officers and employees as compensation for their services.  The options were valued at $30,740 which was charged to operations.  The exercise prices of these options were range from $0.75 per share to $1.50 per share.

NOTE 9- SALE OF WORKING INTEREST IN OIL PROPERTIES

In February 2010, the Company sold a 12.5% working interest in the production of newly drilled wells located in Wardlaw Field to Glen Rose Partners I, LLC, (“Partners”) for $1,000,000. Pursuant to the terms of the purchase and sale agreement, Partners is carried on expenses up to $2,000,000.  Further, for five years,  Partners  will also have conversion rights to convert its working interest in the Wardlaw Prospect with an imputed value equal to the working interest purchase price as adjusted, into the Company’s common stock in the same manner as the secured convertible notes are convertible, except that Partners conversion price shall be 150% of the secured convertible notes’ conversion price in effect as of the conversion date, provided that the secured convertible notes remained outstanding on the date of such conversion.  Partners is an affiliate of Iroquois Capital Opportunity Fund, LP

As of September 30, 2010, the amount of net revenue earned and payable to Partners on its working interest totaled $1,222.

NOTE 10 – COMMITMENT AND CONTINGENCIES

Commitment

The Company entered into a consulting agreement in February 2010, for a period of thirty six months.  Under the agreement, $25,000 is to be paid monthly to the consultant., If the hours expended by the consultant in any month exceed 100 hours, the consultant shall have the right to limit each future month’s commitment to 100 hours in the absence of an agreement for compensation for such excess work.

Minimum future consulting payments are as follows:

September 30,
2011	$300,000
2012	300,000
2013	150,000

Total minimum consulting payments	$750,000

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, plan of operation and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

Glen Rose owns UHC Petroleum Corporation (“Petroleum”), a Texas corporation, which is a licensed operator with the Texas Railroad Commission.  Petroleum is an independent producer of crude oil based in Katy, Texas.  Petroleum operates the Wardlaw Field.  The Wardlaw Field lies in Edwards County, Texas in the southeast portion of the Val Verde Basin and is approximately 28 miles west of Rocksprings and 550 miles west of Dallas.  Current oil production from the field comes from the Glen Rose formation at a depth of less than 600 feet.  The Company’s petroleum leaseholds consist of approximately 10,502 gross acres, of which more than 10,000 acres are undeveloped.  The leaseholds include 85 wellbores.  Of these, 75 are capable of producing. The Company has recorded and installed pumps on 48 of these wellbores and is in the process of ongoing evaluation to determine which of the available 75 wellbores are best suited for production. We are currently producing between 85 - 105 barrels of oil per day and look to increase this to a target of 125 - 150 barrels per day upon the completion of an evaluation of all wells and processes. Petroleum has a gross working interest of 100% and a net revenue interest of 75% of the current Wardlaw Field production. The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2014.

The Company entered into a new lease on June 14, 2010 with Carol Ann Adamson, who is Trustee of the Sandra Jym Adamson Trust, as well as the agent and attorney-in-fact for Sandra Jym Adamson.  The lease is adjacent to the Company’s Wardlaw lease and consists of 665 acres.  The term is for 3 years, which will pay royalties in the amount of 20% of the gross production, with an option for a further 779 acres to be leased at $50 per acre for not less than 160 acres every 6 months.

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

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As of the filing date of this quarterly report on Form 10-Q, we have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt as to our ability to continue as a going concern.  We had net loss of $2,587,720 for the six months ended September, 2010 and a net loss of $2,509,790 for the fiscal year ended March 31, 2010.  As of the same periods, we had an accumulated deficit of $53,530,280 and $50,942,560, respectively.  Unless we are able to attract the financing needed to develop our properties, there can be no assurance that we will be able to continue as a going concern.

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

RESULTS OF OPERATIONS

The following comparison of selected financial data for the three months and six months ended September 30, 2010 and financial data for the three months and six months ended September 30, 2009 are derived from our unaudited consolidated condensed financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.  This information is qualified in its entirety by, and should be read in conjunction with, such financial statements and related notes contained therein.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Income Data
Revenues	$236,915	$28,932	$264,475	$64,142
Depreciation, depletion and accretion	70,913	13,352	88,511	30,577
Total operating costs and expenses	927,726	265,446	2,206,886	578,196

Loss from operations	(690,811)	(236,514)	(1,942,411)	(514,054)

Income tax	-	-	-	-

Net loss	$(1,022,030)	$(306,793)	$(2,587,720)	$(585,796)

Basic and diluted loss per share	$(0.06)	$(0.03)	$(.15)	$(0.05)

Weighted average number of shares outstanding	17,070,806	10,882,142	17,108,160	11,073,156

Oil and Gas Results

Three Months Ended September 30, 2010 and September 2009

Our revenues increased $207,983 or approximately 718%, to $236,915 for the three months ended September 30, 2010, as compared to $28,932 for the three months ended September 30, 2009. The increase in revenue in 2010 compared to 2009 was due to significant increase in production due to new development and the reworking of our wells.

Our total operating costs and expenses increased $662,280 or approximately 249%, to $927,726 for the three  months ended September 30, 2010, as compared to $265,446 for the three months ended September 30, 2009. The increase in our operating expenses was primarily attributable to adding new employees, increases in production activities, and increases in other general and administrative expenses for the three months ended September 30, 2010.

Our depreciation and depletion increased by $57,561, or approximately 431%, to $70,913 for the three months ended September 30, 2010, as compared to $13,352 for the three months ended September 30, 2009.  Substantially all of our increase pertained to the depreciation, depletion and accretion expenses incurred in our oil properties.

General and administrative expenses increased $389,499, or approximately 212%, to $573,439 for the three months ended September 30, 2010, as compared to $183,940 for the three months ended September 30, 2009.  This increase in our general and administrative expenses during the current three month period is primarily attributable the addition of new employees, legal and other professional fees.

Our loss from operations increased from $236,514 for the three months ended September 30, 2009, to $690,811 for the three months ended September 30, 2010. This change in our loss from operations is primarily attributable to an increase in stock compensation expenses, professional fees and the other factors discussed above.

Interest expense increased from $56,088 for the three months ended September 30, 2009 to $341,700 for the three months ended September 2010. Interest expensed in 2010 included $108,297 that accrued on our debt due Iroquois and also included amortization of the discount on this debt totaling $157,792 for the three months ended September 30, 2010.

Our net loss increased $715,237 from $306,793 for the three months ended September 30, 2009, to $1,022,030 for the three months ended September 30, 2010.

Six Months Ended September 30, 2010 and September 2009

Our revenues increased $200,333, or approximately 312%, to $264,475 for the six months ended September 30, 2010, as compared to $64,142 for the six months ended September 30, 2009. The increase in revenue in 2010 compared to 2009 was due to significant increase in production due to new development and the reworking of our wells.

Our total operating costs and expenses increased $1,628,690 or approximately 282%, to $2,206,886 for the six  months ended September 30, 2010, as compared to $578,196 for the six months ended September 30, 2009. The increase in our operating expenses was primarily attributable to adding new employees, increases in production activities, increases in stock based compensation, and increases in other general and administrative expenses for the six months ended September 30, 2010.

Our depreciation and depletion increased by $57,934, or approximately 189%, to $88,511 for the six months ended September 30, 2010, as compared to $30,577 for the six months ended September 30, 2009.  Substantially all of our increase pertained to the depreciation, depletion and accretion expenses incurred in our oil properties.

General and administrative expenses increased $862,437, or approximately 196%, to $1,300,860 for the six months ended September 30, 2010, as compared to $438,423 for the six months ended September 30, 2009.  This increase in our general and administrative expenses during the current six month period is primarily attributable the addition of new employees, increased stock based compensation, legal and other professional fees. Stock based compensation for the six months ended September 30, 2010 was $456,047 as compared to $91,235 which was  incurred during the three months ended September 30, 2009.

Our loss from operations increased from $514,054 for the six months ended September 30, 2009, to $1,942,411 for the six months ended September 30, 2010. This change in our loss from operations is primarily attributable to an increase in stock compensation expenses, professional fees and the other factors discussed above.

Interest expense increased from $65,764 for the six months ended September 30, 2009 to $700,508 for the six months ended September 2010. Interest expensed in 2010 included $267,770 that accrued on our debt due Iroquois and also included amortization of the discount on this debt totaling $313,869.

Our net loss increased $2,001,924 from $585,796 for the six months ended September 30, 2009, to $2,587,720 for the six months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations.  We anticipate that this will change in the near future as a result of our capital raising and development efforts, combined with operating changes.

Current liabilities increased from $874,001 at March 31, 2010 to $1,094,368 at September 30, 2010, an increase of $220,367 or approximately 25%.  Increases during the six months ended September 30, 2010 were mainly due to the accrual of  interest payable of $206,644 at September 30, 2010 compared to $53,675 due at March 31, 2010.,

We had working capital of $109,393 at September 30, 2010, as compared to working capital of $2,705,654 at March 31, 2010, a working capital decrease of $2,596,261 or approximately 96%. The decrease in our working capital resulted primarily from the cost outlaid to increase the overall operations and production of the Company.

Cash Flow

Our operations used $1,341,090 of cash in the six months ended September 30, 2010. This is primarily due to a net loss of $2,587,720, net of non-cash operating expenses totaling $1,246,630.  Cash of $1,274,533 was used in investing activities during the same six month period, which consisted of $675,870 in expenditures relating to the development of our oil properties, and $598,663 was incurred in the purchases of related property and equipment.  Cash used in our financing activity during the six months ended September 30, 2010 included $6,146, in payments used to reduce our capital lease obligation and $17,252 in principal debt reduction on our insurance financing obligation.

Our operations used $296,033 of cash in the six months ended September 30, 2009. This is primary due to a net loss of $585,796 adjusted by non-cash activity totaling $289,763. Cash of $109,455 was used in investing activities during the six months ended September 30, 2009, which consisted of $126,092 paid in the production of  our oil and gas properties, $5,900 paid for purchases of property and equipment, net of the $19,937 received from principal repayments on a note receivable from Bowie Operating Company, LLC and $2,600 from proceeds received on the sale of certain equipment.

Financing activities during the six months ended September 30, 2009, included receipt $440,364 on privately placed notes and payments of $7,500 in related loan fees and repayments of $12,000.

At September 30, 2009, we had cash on hand in the amount of $34,243 as compared to $892,517 at September 30, 2008.

At September 30, 2010, we had cash on hand in the amount of $16,212 as compared to $34,243 at September 30, 2009.

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

ITEM 4.   CONTROLS AND PROCEDURES

Glen Rose carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of the Company’s financial controls and procedures for the period July 1, 2010 through September 30, 2010. This evaluation was undertaken in consultation with internal and external accountants. Based on the evaluation, information about which is included in the following paragraph, our then-Chief Executive Officer and Chief Financial Officer concluded that our internal controls and reporting procedures were not effective to ensure that information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported in compliance with internal controls ordinarily required of publicly-traded firms in the manner specified in the Securities and Exchange Commission’s rules and forms. There have since been material changes in internal control over financial reporting during current quarter that are reasonably likely to materially affect our internal control over financial reporting. These controls/procedures include utilization of internal accountant to perform accounting and bookkeeping functions, including bank reconciliations and other reviews of payables, receivables and other assets; another firm to review such work and prepare adjusting entries, and independent audit by a CPA firm.

Glen Rose Petroleum Corporation’s management is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over and outside independent audit of financial reporting may not prevent or detect misstatements.

In management's opinion, based on the assessment completed for the quarter ended September 30, 2010, and the material changes implemented subsequent thereto designed to remedy deficiencies and material weaknesses disclosed by such evaluation, internal control over financial reporting now is operating effectively.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended September 30, 2010, there were no changes in our internal controls or in other factors that could significantly affect internal control over financial reporting subsequent to the date of their above evaluation. However, changes were implemented subsequent to September 30, 2010 that are intended to and likely will significantly affect internal control and financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended September 30, 2010.

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

10.21( d ) Warrants issued to Dr. Howard Berg, incorporated by reference to Exhibit 10.21(d) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

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

10.22(a) Third Addendum to Amended and Restated Promissory Note, dated September 24, 2010.*

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

GLEN ROSE PETROLEUM CORPORATION

Date: November 22, 2010	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Executive Officer

Date: November 22, 2010	By:	/s/ Kenneth E. Martin
Kenneth E. Martin
Chief Financial Officer