Form 10-Q
period 2010-12-31
Glen Rose Petroleum CORP
filed 2011-02-22
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 11, 2011, the Company had 17,659,677 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS.
GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$29,382	$455,233
Cash held in escrow	-	2,750,000
Accounts receivable	165,197	-
Security deposits	1,000	-
Notes receivable	226,292	197,808
Inventory	55,433	54,947
Prepaid expenses	39,078	121,667
Total current assets	516,382	3,579,655

OIL AND GAS PROPERTIES, accounted for using the full cost method
Unproven	1,116,150	1,050,000
Proven	4,503,109	4,096,039
	5,619,259	5,146,039

PROPERTY AND EQUIPMENT, at cost
Asset held under capital lease	26,571	-
Field equipment	897,310	123,666
Computer equipment	38,333	15,833
Vehicles	87,472	41,281
	1,049,686	180,780

Less accumulated depreciation	(92,491)	(36,981)
	957,195	143,799

OTHER ASSETS:
Equipment deposit	-	8,907

TOTAL ASSETS	$7,092,836	$8,878,400

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

	December 31,	March 31,
	2010	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expense	$955,944	$752,133
Accrued interest	271,566	53,675
Note payable – related party	30,714	28,935
Notes payable – other	44,893	39,258
Current portion of obligation under capital lease	6,480	-
Total current liabilities	1,309,597	874,001

LONG-TERM LIABILITIES
Asset retirement obligation	74,128	71,686
Convertible notes payable, net of unamortized discount and loan fee	2,649,291	1,906,908
Notes payable - other	2,489,780	2,489,780

Total liabilities	6,522,796	5,342,375

SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 20,000,000 shares authorized; 17,631,441 shares issued and outstanding at December 31, 2010, and 16,659,641 shares issued and outstanding at March 31, 2010	17,631	16,660
Common stock subscription receivable	(91,282)	(88,912)
Additional paid-in capital	55,129,949	54,550,837
Members' distributions*	(5,762)	-
Accumulated deficit	(54,480,496)	(50,942,560)
Total shareholders’ equity	570,040	3,536,025

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,092,836	$8,878,400

* Variable interest entity activity, see Note 9 to the accompanying financial statements.

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

OPERATING REVENUES
Oil and gas sales	$477,403	$33,660	$747,640	$97,801
TOTAL OPERATING REVENUES	477,403	33,660	747,640	97,801

OPERATING COSTS AND EXPENSES
Production and operating	334,193	16,083	570,791	81,000
Impairment of long-term asset	-	-	124,870	-
Depreciation, depletion and accretion	117,181	7,198	205,692	37,774
General and administrative	501,981	208,930	1,802,842	600,396
Stock compensation expense	124,038	169,580	580,085	260,814
TOTAL OPERATING COSTS AND EXPENSES	1,077,393	401,791	3,284,280	979,984

LOSS FROM OPERATIONS	(599,990)	(368,131)	(2,536,640)	(882,183)

OTHER INCOME (EXPENSE)
Interest income	10,778	8,287	31,117	23,472
Gain on cancellation of indebtedness	-	3,000	34,860	3,000
Loss on disposal of asset	-	-	-	(23,712)
Other income	-	2,000	-	4,550
Interest expense	(366,766)	(43,630)	(1,067,274)	(109,395)
NET LOSS	$(955,978)	$(398,474)	$(3,537,937)	$(984,268)

Loss per share (basic and diluted)	$(0.05)	$(0.03)	$(0.20)	$(0.09)

Weighted average number of shares outstanding (basic and diluted)	17,577,055	11,541,361	17,265,027	11,541,361

See notes to the consolidated condensed financial statements.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,537,937)	$(984,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of long-term asset	124,870	-
Depreciation, depletion and accretion	205,692	37,774
Net gain on settlement of debt	34,860	-
Stock compensation expense	580,085	260,814
Net loss on disposal of equipment	-	23,712
Gain on relief of indebtedness	-	(3,000)
Changes in assets and liabilities:
Trade and other receivables	(167,568)	16,422
Short term notes receivable	(28,483)	(22,856)
Inventory	(486)	(24,178)
Prepaid expenses and other assets	137,233	22,627
Accounts payable and accrued expenses - related party	-	(100,178)
Accounts payable and accrued expenses	162,786	334,181
Interest added to note payable	398,159	26,887
Interest on amortization of discount and loan fees	569,529	59,850
Net cash used in operating activities	(1,521,260)	(352,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(745,830)	(200,936)
Proceeds from sale of property, plant and equipment	-	2,352
Additions to equipment	(834,888)	(5,900)
Loan repayments	-	19,937
Net cash used in investing activities	(1,580,718)	(184,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	-	500,380
Issuance of common stock	-	100,000
Reduction in capital lease obligation	(12,466)	-
Payments on notes payable	(55,645)	(12,000)
Distribution to members *	(5,762)	-
Net cash provided by (used in) financing activities	(73,873)	588,380

NET INCREASE (DECREASE) IN CASH	(3,175,851)	51,620

CASH, beginning of year	3,205,233	18,867

CASH, end of year	$29,382	$70,487

* Variable interest entity activity, see note 9 to the accompanying financial statements.

See notes to the consolidated condensed financial statements.

	For the Nine Months Ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$94,916	$-
Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature on note payable	$-	$-

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

We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and included the accounts of Glen Rose Petroleum Corporation and its wholly-owned subsidiaries and variable interest entities in which management considers the Company to be the primary beneficiary.  We eliminated intercompany accounts and transactions.  Management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies.  Actual results may differ from those estimates.  We made significant assumptions in valuing the Company’s unproved oil reserves, which may affect the amounts at which oil properties are recorded. We have computed the Company’s stock-based compensation expense using assumptions such as volatility, expected life and the risk-free interest rate.  Those assumptions may be revised in the near term, in which case these estimates will revised, and these revisions could be material.

We prepared the Company’s financial statements on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and has a working capital deficit, which history and circumstance raise substantial doubt as to the Company’s ability to continue as a going concern. The Company had a net loss of $3,537,937 for the nine months ended December 31, 2010 and a net loss of $2,509,790 for the fiscal year ended March 31, 2010 and, as of the same periods, the Company had an accumulated deficit of $54,480,496, and $50,942,560, respectively.  During the quarter ended December 31, 2010, the Company did not raise any gross proceeds of additional equity financing.  The Company is currently seeking additional capital to develop its properties and expand its operations.  However; the Company can provide no assurance that it will be able to obtain the needed funds.  Until such funds are obtained and/or positive results from planned property development materialize, doubt about its ability to continue as a going concern may remain.

Currently we have one customer who buys 100% of our production.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Glen Rose Petroleum Corporation (the “Company”, “we” or “our”) and its wholly-owned subsidiaries, Glen Rose Petroleum Services, UHC Petroleum Corporation, UHC Petroleum Services Corporation and National Heritage Sales Corporation.  In addition, Glen Rose Partners I LLC, a variable interest entity for which the Company has been determined to be the primary beneficiary, is also included in the condensed consolidated financial statements.

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

During the quarter ended December 31, 2010, the Company’s oil and gas properties did not have an impairment to recognize because it did not exceed its ceiling test limit.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

Equipment	3-14 years
Vehicles	3-5 years

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. During the nine months ended December 31, 2010 and December 31, 2009, the Company recorded depreciation expense of $55,510 and $18,203 respectively, which was charged to operations as incurred.

Earnings (Loss) per Common Share

The Company adopted the provisions of ASC Topic 260-10, Earnings Per Share (“EPS”). ACS Topic 260-10 provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the nine months ended December 31, 2010 and December 31, 2009, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. At December 31, 2010, the Company had potential common shares consisting of options and warrants exercisable into 28,226,420 shares, debt of $3,350,000 convertible into 11,666,667 shares, and an option granted to convert a 12.5% working interest in the Company’s Wardlaw lease into 2,222,222 shares. At December 31, 2009, the Company had potential common shares consisting of options and warrants exercisable into 25,634,752 shares.

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

During the nine months ended December 31, 2010 and 2009, substantially all of the Company’s revenue was generated from contracts with one customer.

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

Long-Lived Assets

Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. For the nine months ended December 31, 2010, under the ceiling test pertaining to its oil properties, the Company did not have an impairment.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-01 (ASU 2011-01) Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 .  ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, the guidance is anticipated to be effective for interim and annual period ending after June 15, 2011.    The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-29 (ASU 2010-29) Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in the Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in the Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-28 (ASU 2010-28) Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issued Task Force). The amendments in the Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more like than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-28 to have a material effect on its financial position, results of operations or cash flows.

NOTE 3 – INVENTORY

Inventory consists of oil in tanks of $55,433 and $54,947 at December 31, 2010 and March 31, 2010, respectively.  Inventory is valued at the lower of cost to produce the oil or the current available sales price.

NOTE 4 – INCOME TAXES

Included in Company’s net deferred tax assets are approximately $4,977,000 of potential future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. It is not certain that the Company will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, an allowance has been provided for the full amount of the net deferred tax asset. The Company’s recent change of majority ownership significantly reduced its ability to utilize its net operating losses.

NOTE 5 – STOCK OPTIONS

The following table summarizes pertinent information with regard to our stock option Plans for the nine months ended December 31, 2010:

	Option and	Weighted Average Exercise
	Rights	Price
Outstanding at beginning of year, April 1, 2010	1,020,000	$1.63
Granted
Exercised
Forfeited
Expired

Outstanding at December 31, 2010	1,020,000	1.63

Exercisable at December 31, 2010	1,020,000	$1.63

The weighted average contractual life of options outstanding and exercisable at December 31, 2010 was 1.15 years. The weighted average grant date fair value for options granted was $0.95 for the nine months ended December 31, 2010.

During the quarter ended December 31, 2010, the Company did not grant any options.

NOTE 6 – NOTES PAYABLE

Blackwood Ventures LLC

During the quarter ended December 31, 2010 and 2009, the Company accrued interest in the amount of $607 and $7,036 respectively, which was charged to operations.  As of December 31, 2010, the note balance, including accrued interest was $30,714.  Blackwood Ventures LLC was a related party at the inception of the note. This note is currently subject to a lawsuit with a former officer of the Company.

Buccaneer Energy Corporation

During the quarter ended December 31, 2010 and 2009, the Company accrued interest in the amount of $1,977 and $1,619, which was charged to operations.  The balance of this note at December 31, 2010 was $44,893. Buccaneer Energy Corporation was a related party at the inception of the note.  This note is currently subject to a lawsuit with a former officer of the Company.

Installment Obligation

The Company is financing premiums on certain insurance policies. The obligation is paid in three quarterly installments of $19,196 including interest assessed at an annual rate of 6.91%. The first installment was due and paid in June 2010. The balance of this obligation was fully paid at December 31, 2010. Interest charged to operations on this obligation during the quarter ended December 31, 2010 totaled $486.

Lothian Put Option Holders

In February 2010, the Company entered into novation agreements with the option holders to convert the put option liabilities into unsecured notes payable totaling $2,489,780. These notes are assessed interest at an annual rate of 4% and mature on September 30, 2011, when the principal balances and accrued interest thereon are due; however, the Company has the right to extend the maturity dates to September 30, 2012 with an increase in the interest rate charged on the notes to 6% per annum.  Interest accrued on these notes and charged to operations for the quarter ended December 31, 2010 amounted to $38,177. The balance of this obligation at December 31, 2010, including accrued interest of $136,523, totaled $2,626,303.

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

In accordance with terms of the loan, the $3,350,000 was placed in escrow. Pursuant to the terms of the Escrow Agreement, funds held in escrow are released at the Company’s written request promptly after the Escrow Agent receives a certified resolution of the Company’s board of directors which must include the affirmative approval of the Nominated Director. As of December 31, 2010, no funds remained in escrow.

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

Subsequent to the end of the quarter ended December 31, 2010, the Company and the holder of a majority-in-interest of the Company’s convertible promissory notes sold to Iroquois Capital Opportunity Fund and other investors negotiated an adjustment to the interest rate under the promissory notes for the quarter. It was agreed that interest would accrue at 15% for the entire quarter and that the portion of the interest accrued at 8% would be paid in cash on January 24, 2011, and that the remaining accrued interest could be paid at the Company’s election in cash or by delivery on January 24, 2011, of allonges to the promissory notes increasing the principal balances thereof.  The cash interest payment and allonges were delivered on January 24, 2011.
Interest charged to operations on the cumulative principal of the notes for quarter ended December 31, 2010 totaled $135,043.  The balance of the notes at December 31, 2010, net of discounts and loan fees totaling $873,563, was $2,649,291.

NOTE 7 - NOTE RECEIVABLE

Bowie Operating Company LLC

The loan due from Bowie Operating Company, LLC is assessed interest at rate of 18% per annum. The loan is evidenced by a secured promissory note, which is currently in default, and was due on demand after September 1, 2009. Interest accruing on the note and credited to operations during the quarter ended December 31, 2010 and 2009 was $8,334 and $6,404, respectively. The balance of the principal and interest on the note as of December 31, 2010 was $189,274. Bowie Operating Company LLC was a related party at the inception of this note. This note is currently subject to a lawsuit with a former officer of the Company. The Company continues to record interest on the note as well as the notes principal on its financials until the lawsuit dispute is resolved.

Buccaneer Energy Corporation

The loan due from Buccaneer Energy Corporation is assessed interest at rate of 18% per annum. The loan is evidenced by a secured promissory note, which is currently in default, and was due on demand after December 31, 2009. Interest accruing on the note and credited to operations during the quarter ended December 31, 2010 was $1,630. The balance of the principal and interest on the note as of December 31, 2010 was $37,017.  Buccaneer Energy Corporation was a related party at the inception of this note.  This note is currently subject to a lawsuit with a former officer of the Company. The Company continues to record interest on the note as well as the notes principal on its financials until the lawsuit dispute is resolved.

NOTE 8– STOCKHOLDERS’ EQUITY

In January 2008, the Company reincorporated and changed its domicile from Utah to Delaware pursuant to a Reincorporation and Merger Agreement. Prior to the reincorporation, the Company had 120 million common shares authorized. In the reincorporation, the Company believed it maintained the same number of authorized shares. However, by reason of an administrative error on the part of the Company, this was not the case, and only 20 million common shares were authorized for issuance. The Company discovered this technical defect in December 2010 and immediately acted to cure the defect by obtaining majority shareholder approval to increase the number of authorized shares to 150 million (See Note 11 – Subsequent Events).

During the quarter ended December 31, 2010, the Company did not issue shares of common stock to directors as compensation for their services rendered.   The Company previously issued 240,000 shares of common stock to certain directors as prepaid compensation, at quarter ended September 30, 2010.  The services were rendered during the quarter ended December 31, 2010 and, accordingly, the $84,000 (representing the value of the shares) was charged to operations and is included in stock compensation expense.

During the quarter ended December 31, 2010, the Company issued 53,500 shares of common stock to its Chief Financial Officer as incentive compensation for services rendered under his contract. The shares were valued at $11,235 which was charged to operations.

During the quarter ended December 31, 2010, the Company issued warrants to purchase 70,000 shares of common stock to its Chief Financial Officer as compensation for his services.  The options were valued at $15,303 which was charged to operations.  The exercise prices of these options were range from $0.75 per share to $1.50 per share.

During the quarter ended December 31, 2010, the Company issued 37,500 shares of common stock to James Casperson, a consultant as compensation for services to be rendered under his consulting engagement agreement.. The shares were valued at $13,500 which was charged to operations.

NOTE 9- VARIABLE INTEREST ENTITY

In February 2010, the Company sold a 12.5% working interest in the production of newly drilled wells located in Wardlaw Field to Glen Rose Partners I, LLC, (“Partners”) for $1,000,000. Pursuant to the terms of the purchase and sale agreement, the Company is required to pay all of Partners’ drilling and production costs until Partners’ carried costs equal $2,000,000.  Further, for five years,  Partners  will also have conversion rights to convert its working interest in the Wardlaw Prospect with an imputed value equal to the working interest purchase price as adjusted, into the Company’s common stock in the same manner as the secured convertible notes are convertible, except that Partners conversion price shall be 150% of the secured convertible notes’ conversion price in effect as of the conversion date, provided that the secured convertible notes remain outstanding on the date of such conversion.  Partners is an affiliate of Iroquois Capital Opportunity Fund, LP

 The Company complies with the accounting guidance related to consolidation of variable interest entities (“VIEs”). Under this guidance, a reporting entity is required to determine the primary beneficiary who would consolidate the VIE in its financial statements. The determination uses a qualitative approach based upon which variable interest holder has the power to direct economic performance related activities of the VIE, as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis. The Company has evaluated its relationship with Partners and has determined it is the primary beneficiary because until Partners receives $2,000,000 in revenue 1) the Company has all decision making control on the respective wells and 2) the Company is required to incur all of the financial risks pertaining to the respective wells’ drilling and production costs.

Partners’ operating activity included in the accompanying condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Oil and gas sales	$808	$-	$6,816	$-

Operating costs and expenses Production taxes	(33)	-	(279)	-

Net income from operations	$775	$-	$6,537	$-

NOTE 10 – COMMITMENT AND CONTINGENCIES

Commitment

The Company entered into a consulting agreement in February 2010, for a period of thirty six months.  Under the agreement, $25,000 is to be paid monthly to the consultant, If the hours expended by the consultant in any month exceed 100 hours, the consultant shall have the right to limit each future month’s commitment to 100 hours in the absence of an agreement for compensation for such excess work.

Minimum future consulting payments are as follows:

December 31,
2011	$300,000
2012	300,000
2013	25,000

Total minimum consulting payments	$625,000

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

NOTE 11 – SUBSEQUENT EVENTS.

a)	Increase in number of authorized common and preferred shares

On December 22, 2010, the Company’s majority stockholders, by written consent in lieu of a meeting, approved the Certificate of Amendment to the Company’s Articles of Incorporation increasing the Company’s authorized common shares to 150,000,000 and its preferred shares to 5,000,000. The increase will be effective upon the filing of the Certificate of Amendment.

b)	Designation of Series D Convertible Preferred Stock

On January 6, 2011, the Company filed the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Designation”), with the Secretary of State of Delaware which designates 15,000 of its preferred shares as Series D Convertible Preferred Stock (“Series D”). Under the designation, the purchase price per each share of Series D is $300. Each holder of Series D is entitled to 1,000 votes and shall vote in the same class as the common shares. Upon the confirmation by the Secretary of State of the filing of the above-indicated amendment to the Company’s articles of incorporation, each share of Series D that is then issued and outstanding will automatically convert into 1,000 shares of the Company’s common stock. The designation provides for penalties to the Company if it fails to convert the Series D shares into common shares within three days from the date the Secretary of State confirms the filing of the amendment to the articles of incorporation.

c)	Sale of Series D Preferred Shares

On January 21, 2011the Company entered into purchase agreements (the “Purchase Agreements”) with accredited non-U.S. investors (the “Investors”) for the issuance and sale of an aggregate of 7,000 shares of the Company’s Series D Convertible Preferred Stock, for aggregate proceeds equal to $2.1 million. ABG Sundal Collier Norge ASA (“ABG”) who acted as an advisor to the investors in connection with the sale, was issued 280 shares of preferred stock in connection with the sale.  The shares will automatically convert into 7,280,000 shares of the Company’s common stock upon the effectiveness of the amendment to the Company’s articles of incorporation increasing its authorized common stock, as discussed above.

In connection with the sale, the Investors also were issued two series of warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $.001 (the “Common Stock”). One series consists of two year warrants to purchase, in the aggregate, 7,000,000 shares of common stock with an exercise price of $0.40 per share. The second series consists of three year warrants to purchase, in the aggregate, 7,000,000 shares of common stock with an exercise price of $0.60 per share. The warrants do not permit cashless exercise and are closed to exercise for 6 months.  ABG also received a two year warrant and three year warrant, each for the purchase of up to 280,000 shares of common stock under the same terms as discussed above.

d)	Issuance of Common Shares

On February 10, 2011, the Company issued 150,000 shares of its common stock to The Hewlett Fund in consideration of the conversion $45,000 of their convertible note.

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

GOING CONCERN STATUS

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  As of the filing date of this quarterly report on Form 10-Q, we have incurred substantial losses from our operations and we have a working capital deficit which raises substantial doubt as to our ability to continue as a going concern.  We had net loss of $3,537,937 for the nine months ended December, 2010 and a net loss of $2,509,790 for the fiscal year ended March 31, 2010.  As of the same periods, we had an accumulated deficit of $54,480,496 and $50,942,560, respectively.  Unless we are able to attract the financing needed to develop our properties, there can be no assurance that we will be able to continue as a going concern.

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

Income Taxes - Included in our net deferred tax assets are approximately $4,977,000 of potential future tax benefits from prior unused tax losses (“net operating loss carry-forwards”).  Realization of these tax assets depends on sufficient future taxable income before the benefits expire.  We are unsure if we will have sufficient future taxable income to utilize the benefits from net operating loss carry-forwards before the losses expire.  Therefore, we have provided an allowance for the full amount of the net deferred tax asset. Moreover, our recent change of majority ownership significantly reduced our ability to utilize our net operating losses carry-forwards.

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

RESULTS OF OPERATIONS

The following comparison of selected financial data for the three months and nine months ended December 31, 2010 and financial data for the three months and nine months ended December 31, 2009 are derived from our unaudited consolidated condensed financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.  This information is qualified in its entirety by, and should be read in conjunction with, such financial statements and related notes contained therein.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Income Data
Revenues	$477,403	33,660	747,640	97,801
Depreciation, depletion and accretion	117,181	7,198	205,692	37,774
Total operating costs and expenses	1,077,393	401,791	3,284,280	979,984

Loss from operations	(599,990)	(368,131)	(2,536,640)	(882,183))

Income tax	-	-	-	-

Net loss	$(955,978)	(398,474)	(3,537,937)	(984,268))

Basic and diluted loss per share	$(0.05)	(0.03)	(0.20)	(0.09))

Weighted average number of shares outstanding	17,577,055	11,541,361	17,265,027	11,541,361

Oil and Gas Results

Three Months Ended December 31, 2010 and  2009

Our revenues increased $443,743 or approximately 1,318%, to $477,403 for the three months ended December 31, 2010, as compared to $33,660 for the three months ended December 31, 2009. The increase in revenue in 2010 compared to 2009 was due to significant increase in production due to new development and the reworking of our wells.

Our total operating costs and expenses increased $675,602 or approximately 168%, to $1,077,393 for the three months ended December 31, 2010, as compared to $401,791 for the three months ended December 31, 2009. The increase in our operating expenses was primarily attributable to adding new employees, increases in production activities, and increases in other general and administrative expenses for the three months ended December 31, 2010.

Our depreciation, depletion and accretion increased by $109,983, or approximately 1,528%, to $117,181 for the three months ended December 31, 2010, as compared to $7,198 for the three months ended December 31, 2009.  Substantially all of our increase pertained to the depreciation, depletion and accretion expenses incurred in our oil properties.

General and administrative expenses increased $293,051, or approximately 140%, to $501,981 for the three months ended December 31, 2010, as compared to $208,930 for the three months ended December 31, 2009.  This increase in our general and administrative expenses during the current three month period is primarily attributable the addition of new employees, legal and other professional fees.

Our loss from operations increased from $368,131 for the three months ended December 31, 2009, to $599,990 for the three months ended December 31, 2010. This change in our loss from operations is primarily attributable to an increase in stock compensation expenses, professional fees and the other factors discussed above.

Interest expense increased from $43,630 for the three months ended December 31, 2009 to $366,766 for the three months ended December 31, 2010.

Our net loss increased $557,504 from $398,474 for the three months ended December 31, 2009, to $955,978 for the three months ended December 31, 2010.

Nine Months Ended December 31, 2010 and  2009

Our revenues increased $649,839, or approximately 664%, to $747,640 for the nine months ended December 31, 2010, as compared to $97,801 for the nine months ended December 31, 2009. The increase in revenue in 2010 compared to 2009 was due to significant increase in production due to new development and the reworking of our wells.

Our total operating costs and expenses increased $2,304,296, or approximately 235%, to $3,284,280 for the nine months ended December 31, 2010, as compared to $979,984 for the nine months ended December 31, 2009. The increase in our operating expenses was primarily attributable to adding new employees, increases in production activities, and increases in other general and administrative expenses for the three months ended December 31, 2010.

Our depreciation, depletion and accretion increased by $167,918, or approximately 445%, to $205,692 for the nine months ended December 31, 2010, as compared to $37,774 for the nine months ended December 31, 2009.  Substantially all of our increase pertained to the depreciation, depletion and accretion expenses incurred in our oil properties.

General and administrative expenses increased $1,202,446, or approximately 200%, to $1,802,842 for the nine months ended December 31, 2010, as compared to $600,396 for the nine months ended December 31, 2009.  This increase in our general and administrative expenses during the current three month period is primarily attributable the addition of new employees, legal and other professional fees.

Our loss from operations increased from $882,183 for the nine months ended December 31, 2009, to $2,536,640 for the nine months ended December 31, 2010. This change in our loss from operations is primarily attributable to an increase in stock compensation expenses, professional fees and the other factors discussed above.

Interest expense increased from $109,395 for the nine months ended December 31, 2009 to $1,067,274 for the nine months ended December 31, 2010. Interest expensed in 2010 included $135,043 that accrued on our debt due Iroquois and also included amortization of the discount on this debt totaling $157,792 for the nine months ended December 31, 2010.

Our net loss increased $2,553,669 from $984,268 for the nine months ended December 31, 2009, to $3,537,937 for the nine months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations.  We anticipate that this will change in the near future as a result of our capital raising and development efforts, combined with operating changes.

Current liabilities increased from $874,001 at March 31, 2010 to $1,309,597 at December 31, 2010, an increase of $435,596, or approximately 50%.  Increases during the nine months ended December 31, 2010 were mainly due to the accrual of  interest payable of $271,566 at December 31, 2010 compared to $53,675 due at March 31, 2010,

We had working capital deficit of $793,215 at December 31, 2010, as compared to working capital of $2,705,654 at March 31, 2010, a working capital decrease of $3,498,869 or approximately 129%. The decrease in our working capital resulted primarily from the cost outlaid to increase the overall operations and production of the Company.

Cash Flow

Our operations used $1,521,349 of cash in the nine months ended December 31, 2010. This is primarily due to a net loss of $3,537,937, net of non-cash operating expenses totaling $2,016,677. Cash of $1,580,718 was used in investing activities during the same nine month period, which consisted of $745,830 in expenditures relating to the development of our oil properties, and $834,888 was incurred in the purchases of related equipment.  Cash used in our financing activity during the nine months ended December 31, 2010 included $12,466, in payments used to reduce our capital lease obligation and $55,645 in principal debt reduction on our insurance financing obligation.

 At December 31, 2010, we had cash on hand in the amount of $29,382 as compared to $70,487 at December 31, 2009.

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

ITEM 4.   CONTROLS AND PROCEDURES

Glen Rose carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of the Company’s financial controls and procedures for the quarter ended December 31, 2010. This evaluation was undertaken in consultation with internal and external accountants. Based on the evaluation, information about which is included in the following paragraph, our then-Chief Executive Officer and Chief Financial Officer concluded that our internal controls and reporting procedures were not effective to ensure that information required to be disclosed by us in the reports that we filed or submitted under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported in compliance with internal controls ordinarily required of publicly-traded firms in the manner specified in the Securities and Exchange Commission’s rules and forms. There have since been material changes in internal control over financial reporting during current quarter that are reasonably likely to materially affect our internal control over financial reporting. These controls/procedures include utilization of internal accountant to perform accounting and bookkeeping functions, including bank reconciliations and other reviews of payables, receivables and other assets; another firm to review such work and prepare adjusting entries, and independent audit by a CPA firm.

Glen Rose Petroleum Corporation’s management is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Because of its inherent limitations, internal control over and outside independent audit of financial reporting may not prevent or detect misstatements.

In the year ending March 31, 2010, Glen Rose Petroleum Corporation's management team evaluated the effectiveness the design and operation of the Company's financial controls and procedures and internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board ("PCAOB") in the United States.

In management's opinion, based on the assessment completed for the year ended March 31, 2010 and the assessment for the quarter ended December 31, 2010, the internal control over financial reporting was and continues to be operating effectively.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2010, there were no changes in our internal controls or in other factors that could significantly affect internal control over financial reporting subsequent to the date of their above evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a current report regarding ongoing legal proceedings involving the Company and other material claims, reference is made to Item 3 of Part I of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2010, which is incorporated herein, subject to the following:

Recon Petrotechnologies Oklahoma, Inc., v. UHC Petroleum Corporation and Glen Rose Petroleum Corp.

Trial has been scheduled for Spring 2011.

Forbes Energy Services, LLC successor in interest to CC Forbes Company, LP v. UHC Petroleum Corporation

Discovery has begun.

Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation

The Company has filed a counterclaim in the matter.

Gonzalo v. Kayla Parks and Glen Rose Petroleum Corp.

On September 22, 2010, an action was commenced in the District Court in Edwards County, Texas.  The matter appears to be based upon an automobile accident and it has been referred to the Company’s insurance carrier for defense.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended December 31, 2010.

Subsequent to the quarter ended December 31, 2010, the Company entered into purchase agreements (the “Purchase Agreements”) dated as of January 21, 2011 with accredited non-U.S. investors (the “Investors”) for the issuance and sale of an aggregate of 7,000 shares of the Company’s Series D Convertible Preferred Stock, par value $.0001 per share (the “Shares”), for aggregate proceeds equal to $2.1 million from the sale (the “Sale”). ABG Sundal Collier Norge ASA (“ABG”) who acted as an advisor to the investors in connection with the Sale, was issued 280 shares of Preferred Stock in connection with the Sale.  The Shares are convertible into 7,280,000 shares of the Company’s common stock, automatically upon the effectiveness of an amendment to the Company’s articles of incorporation increasing its authorized common stock to not less than 125 million shares.  The terms of conversion, and other rights and privileges of the Preferred Stock are provided in the Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Designation”), filed with the Secretary of State of the State of Delaware on January  6, 2011.

In connection with the Sale, the Investors also were issued two series of warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $.001 (the “Common Stock”). One series consists of two year warrants to purchase, in the aggregate, 7,000,000 shares of common stock with an exercise price of $0.40 per share. The second series consists of three year warrants to purchase, in the aggregate, 7,000,000 shares of common stock with an exercise price of $0.60 per share. The warrants do not permit cashless exercise and are closed to exercise for 6 months.  ABG also received a two year warrant and three year warrant, each for the purchase of up to 280,000 shares of common stock.

The warrants do not permit cashless exercise and are closed to exercise for 6 months.

In connection with the Sale, Investors were granted “piggyback” registration rights with regard to the common stock and demand registration rights under certain limited circumstances.

The sale of the Shares and the Warrants was made pursuant to Regulation S of the Securities Act, and in reliance upon exemptions from registration under applicable state securities laws.

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

Convertible Promissory Notes

During the current quarter ended December 31, 2010, the Company became aware of, and notified the holder of a majority-in-interest of the Company’s convertible promissory notes sold to Iroquois Capital Opportunity Fund and other investors, of the existence of a default under the promissory notes by reason of the Company’s authorized common stock being only 20 million shares. This default was waived by the holder of a majority-in-interest in connection with the Company’s Regulation S offering described in Note 11 to our financial statements in this Report, subject to certain specified conditions in the waiver document filed as Exhibit 10.3, to our Current Report on Form 8-K filed on January 25, 2011.

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

3.3(b) Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on January 25, 2011.

3.3(c) Amended and Restated Certificate of of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on January 25, 2011.

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

4.6 Registration Rights Agreement, with the purchasers of Series D Convertible Preferred Stock, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 25, 2011.

4.7 Form of Warrant issued to purchasers of Series D Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed on January 25, 2011.

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

10.12 Security Agreement (Iroquois), incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.12(a) Waiver of default, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K, filed on January 25, 2011.

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

10.21(d ) Warrants issued to Dr. Howard Berg, incorporated by reference to Exhibit 10.21(d) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

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

10.27 Application Form for the purchase of the Company’s Series D Convertible Preferred Stock, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 25, 2011,

10.28 Engagement Letter, dated January 15, 2011, between the Company and Barry J. Pierce, CPA.*

10.29 Consulting Agreement, dated October 25, 2010, between the Company and James Casperson.*

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

GLEN ROSE PETROLEUM CORPORATION

Date: February __, 2011	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Executive Officer

Date: February __, 2011	By:	/s/ Kenneth E. Martin
Kenneth E. Martin
Chief Financial Officer