Form 10-K
period 2011-03-31
Glen Rose Petroleum CORP
filed 2011-10-17
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2011
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

(832) 437-0329
(Registrant's telephone number)

Copies of all communications to:
Marc Ross, Esq.
Andrew Smith, Esq.
Sichenzia Ross Friedman Ference Anslow LLP
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock quoted on the OTC Bulletin Board as of the last business day of the Registrant's most recently completed second fiscal quarter (September 30, 2010), was approximately: $3,027,997
Number of Shares of Common Stock outstanding as of September 28, 2011 was 31,533,867.

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

PART I

ITEM 1. BUSINESS

Glen Rose Petroleum Corporation (“we”, “us”, “our”, “Glen Rose”, “the Company”) is a Delaware corporation formed in 2008. The Company was previously United Heritage Corporation, a Utah corporation that was formed in 1981 and was reincorporated in Delaware in 2008. The reincorporation entailed a reincorporation merger agreement between Glen Rose Petroleum Company and United Heritage Corporation, but there were no substantive changes in assets or personnel and we also have continuous financial reporting through the reincorporation.

Glen Rose owns UHC Petroleum Corporation (“UHC Petroleum”), a Texas corporation and licensed operator with the Texas Railroad Commission. UHC Petroleum is an independent producer of crude oil, based in Katy, Texas. UHC Petroleum operates the Wardlaw Lease and Adamson Lease (collectively, the “leaseholds”), located approximately 28 miles west of Rocksprings in Edwards County, Texas. The leaseholds lie in the southeast portion of the Val Verde Basin with oil production from the field currently coming from the Glen Rose formation at a depth of less than 600 feet. The Wardlaw Lease consists of approximately 10,562 gross acres of which approximately 10,500 gross acres are undeveloped. The Adamson Lease consists of approximately 837 gross acres, of which all are undeveloped. The leaseholds currently include 85 wellbores. Of these, 75 are capable of producing. With one swabbing unit, currently we are daily producing from 35 wells. We are in the process of evaluating the remaining wells. In certain older wells, UHC Petroleum operates and owns a gross working interest of 100% and a net revenue interest of 75% of the current Wardlaw Lease production. In other wells, including the new wells which UHC Petroleum is developing, UHC Petroleum operates and owns a gross working interest of 87.5% and a net revenue interest of 65.625% of the current Wardlaw Lease production.  In such cases, the remaining 12.5% working interest and net revenue interest of 9.375% is owned by a separate but related entity called Glen Rose Partners 1, LLC, which is owned and controlled by substantially the same members as Iroquois Capital, a creditor of the Company. The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2014.

We produce a raw commodity. Currently one purchaser, Enterprise Crude Oil, LLC, buys 100% of our production.  However, we believe that other purchasers are available for our production. Our customer risk primarily stems from the purchaser’s solvency relating to outstanding balances. The purchaser has historically timely paid and we have no information that would indicate that it would be unable to continue paying in the future.

We have no patents, trademarks, material license agreements, franchises, or labor contracts.

In addition to UHC Petroleum, Glen Rose also owns, UHC Petroleum Services Corporation (“UHC Services”) a Texas corporation. Our other subsidiary is National Heritage Sales Corporation, a Texas corporation. National Heritage Sales Corporation has not operated for a number of years, and the Company plans to wind up this corporation in the coming year. Until recently, UHC New Mexico Corporation was a non-operating subsidiary of Glen Rose. Pursuant to a Common Stock Purchase Agreement dated February 12, 2010, it was sold to Blackwood Capital Limited, a company controlled by our Chief Executive Officer. At the time of the sale, it had no assets but was subject to a current UCC filing and ongoing expenses relating to maintaining its corporate existence. Glen Rose determined that the expense of enforcing and collecting the indebtedness of UHC New Mexico Corporation owing to Glen Rose likely would exceed the proceeds realized by Glen Rose from such enforcement and collection activities. Accordingly, Glen Rose approved the cancellation and forgiveness of such indebtedness effective as of the date of the closing on the sale to Blackwood Capital Limited.

Material Events during the Fiscal Year Ended March 31, 2011

Restatement of March 31, 2010 Form 10-K

During the January 2011 offering of convertible preferred stock with warrants we realized that on May 22, 2008 when we entered into a statutory merger whereby we moved our state of incorporation from Utah to Delaware (See Note 9 of the financial statements) the number of authorized shares was inadvertently changed from 125,000,000 to 20,000,000.  In conjunction with the January 2011 offering, we applied to the State of Delaware to authorize 150,000,000 shares of common stock, which was completed on March 7, 2011.   For the period from May 22, 2008 through March 7, 2011, we had warrants outstanding for the purchase of common stock in excess of the authorized and unissued common shares and as such in accordance with ASC Topic 815, Derivatives and Hedging, these warrants should have been classified as liabilities. In addition, as part of the process of closing our financial records for the year ended March 31, 2011, we noted the convertible debt and warrants issued in March 2010 and other transactions were not recorded correctly. The conversion option, which includes certain anti-dilution provisions, and a put option that includes a 20% premium, should have been bifurcated from the host contract and adjusted to fair value in accordance with ASC Topic 815.  In addition the warrants also contain anti-dilution provisions that require liability classification in accordance with ASC Topic 815.  As a result, we concluded that our financial statements for the year ended March 31, 2010, required a restatement to reflect these changes.  We will also restate our affected quarterly filings on Form 10-Q as soon as we are able.

See Item 7 for further discussion of the restatement.

Directors

On March 4, 2011, Martin Chopp provided notice of his resignation as a director of the Company, effective March 15, 2011.  He had served as the independent director nominated to the Board by Iroquois Capital.

As of March 18, 2011, Theodore D. Williams was re-classified from an independent director to a non-independent director due to his appointment as the Interim CFO.  See “Officers” section below.

On March 17, 2011, the Company appointed Robert E. Tarrant as an independent director to fill the vacancy created by the resignation of Martin Chopp.

Officers and Consultants

On May 18, 2010, Blackwood Capital, Ltd., a Gibraltar company which was substantially owned and controlled by Andrew Taylor-Kimmins, transferred beneficial ownership and control of 833,334 shares of the Company to a newly formed Swiss company called Compagnie de Ressources Naturelles et d’Investissment S.A. (“CRNI”), which is substantially owned and controlled by Andrew Taylor-Kimmins. CRNI also receives board compensation on behalf of Andrew Taylor-Kimmons.  Similarly, on May 18, 2010, Blackwood Ventures, LLC, a Delaware company which was substantially owned and/or controlled by Andrew Taylor-Kimmins, (i) transferred beneficial ownership and control of 1,276,221 shares of the Company to a newly formed Delaware company called CRNI Holdings I, LLC. (“CRNI I”), which is substantially owned and controlled by Andrew Taylor-Kimmins, and (ii) transferred beneficial ownership and control of 1,433,742 shares of the Company to a newly formed Delaware company called CRNI Holdings II, LLC. (“CRNI II”), which is substantially owned and controlled by Andrew Taylor-Kimmins.  The remaining ownership of Blackwood Ventures is 3,759,997 of common stock, which remains owned and/or controlled by Andrew Taylor-Kimmins.  CRNI has a consulting agreement with the Company pursuant to which Mr. Taylor-Kimmins is employed and compensated by CRNI to serve as the Company’s CEO.

On February 28, 2011, Glen Rose and Mr. Benjamin Lipman of Iroquois Capital entered into a mutual written agreement of termination of the consulting agreement between the parties.  The parties confirmed that (i) all outstanding fees due to the termination date had been paid and (ii) the requisite notice of termination under the original agreement had been delivered.

On February 28, 2011, we amended our Consulting Agreement with Iromad, LLC dated February 24, 2010, in order to reduce the monthly compensation paid thereunder to Iromad from $25,000 to $17,500 effective as of March 1, 2011.  As a result of this amendment, Glen Rose (through its relationship with CRNI) agreed to hire Luis Vierma directly (as opposed to working as a consultant for Iroquois).

On March 15, 2011, Kenneth Martin resigned as our Chief Financial Officer for personal reasons.

As of March 16, 2011, we approved and accepted the engagement of Luis Vierma by CRNI, as Chairman of the Company’s Executive (Technical) Committee pursuant to the engagement letter between CRNI and Mr. Vierma, and agreed that (1) the cash compensation of $15,000 per month paid by CRNI to Mr. Vierma shall be reimbursed to CRNI pursuant to its consulting agreement with the Corporation dated June 25, 2010 (the “CRNI Agreement”) and the CRNI Agreement was amended to reflect the same; and (2) the Company shall issue to Mr. Vierma 600,000 shares of the Corporation’s common stock, as required by the engagement letter with Mr. Vierma;

On March 18, 2011, we entered into an agreement with Point Capital Partners LLC for accounting functions/back office services to be provided us.

On March 18, 2011 the Company appointed Ted Williams as the Chief Financial Officer of the Company, effective as of March 18, 2011.  Mr. Williams is also a managing partner of Point Capital Partners, LLC and this appointment was made in conjunction with the Company entering into the agreement stated above.

Regulation S Offering

On January 21, 2011, we completed an offering to accredited non-U.S. investors, and in connection with the offering issued an aggregate of 7,280 shares of the Company’s Series D Convertible Preferred Stock (including 280 shares issued to ABG Sundal Collier Norge ASA who acted as advisor to the investors in connection with the sales), par value $.0001 per share (the “Shares”).  The Shares were convertible into 7,280,000 shares of our common stock, automatically, upon the effectiveness of an amendment to our articles of incorporation increasing its authorized common stock to not less than 125 million shares.

On March 7, 2011, we filed with the Secretary of State of the State of Delaware an amendment to the Company’s articles of incorporation increasing its authorized common stock to 150 million shares.  Accordingly, the Shares automatically converted into, and the Company issued to the investors, 7,280,000 shares of the Company’s common stock.

On January 21, 2011, we issued warrants to purchase 7,280,000 shares of common stock with the strike price of $0.40 and warrants to purchase 7,280,000 shares of common stock with the strike price of $0.60 to the accredited non-U.S. investors who also received the Company’s Series D-Convertible Preferred Stock as described above.  The expiration dates of the warrants are January 21, 2013 and January 21, 2014 respectively.  The warrants carry anti-dilution provisions that would reset the exercise prices if at any time through January 2012 we issue shares of common stock at a price lower than the then current exercise price.

New Oil and Gas Leases

On June 14, 2010 and December 14, 2010, the Company entered into new Oil and Gas leases consisting of 665 acres and 172 acres, respectively (collectively, the “Adamson Lease”) immediately to the north of the currently leased acreage, the Wardlaw Lease, and option to lease a further 4,619 contiguous acres to the north.  The leases are for the shallow rights from surface to 1,500 feet with an 80% Net Royalty Interest and 87.5% Working Interest to the Company.  Glen Rose Equity Partners I, LLC will be taking up its right to participate up to 12.5% Working Interest and will contribute accordingly as determined by the Joint Operating Agreement with UHC Petroleum Corporation.

The 2011 Fiscal Year

On-Going Operations

UHC Petroleum operates the Wardlaw and Adamson Leases, located approximately 28 miles west of Rocksprings in Edwards County, Texas. The leaseholds lie in the southeast portion of the Val Verde Basin with historical and current oil production from the field coming from the Glen Rose formation at a depth of less than 600 feet. The leaseholds include the Wardlaw Lease, consisting of approximately 10,562 gross acres of which approximately 10,500 gross acres are undeveloped, and the Adamson Lease, consisting of approximately 837 gross acres, of which all are undeveloped. The leaseholds currently include 85 wellbores. Of these wells, approximately 75 are currently capable of production. Up until March of 2010, utilizing one swabbing unit, we were daily producing from 42 wells under five (5) barrels of oil per day.  After March 2010, the Company began a rigorous testing program of all of the existing non-plugged well bores and a broad re-evaluation of both the regional and local geography.  This testing and re-evaluation program led the Company to workover and/or re-complete certain existing wells that were deemed as relatively more productive wells as well as to drill five (5) new test wells in a deeper zone called the Trinity Basil Sands.  The workover and re-complete program had the effect of significantly increasing  the average daily production of up to over 90-100 net barrels of oil per day in October 2010 which has settled into a consistent 40-50 net barrels of oil per day for the month ended March 2011.  This same average net production rate has continued through July 2011.  The new Trinity Basil Sands drilling program yielded what is believed as a significant new oil production zone at a depth of approximately 1,000 feet in at least two of the five well bores.  As of March 2011, the Company had not completed this new zone to evaluate its effective production and extraction capability.  The Company is in the process of completing and testing these new zones as of August 2011.

The following table shows the total net oil and gas production from Texas for each of the three most recent fiscal years. Oil production is shown in barrels (Bbl), and natural gas production is shown in thousand cubic feet (Mcf).

	March 31,
Area	2011	2010	2009
Texas
Oil	14,974 Bbl	2,549 Bbl	2,164 Bbl
Gas	—	—	—

The following table illustrates the average sales price, net of production taxes, and the average production (lifting) costs per barrel and per thousand cubic feet for each of the three most recent fiscal years.

			March 31,
	2011		2010		2009
Items	Oil	Gas	Oil	Gas	Oil	Gas
Texas
Avg. Sales Price/Unit	$73.68	—	$48.97	—	$56.51	—
Avg. Prod. Cost/Unit	$64.63	—	$44.85	—	$43.69	—

The following table illustrates the results of the drilling activity during each of the three most recent fiscal years.

	March 31,
	2011		2010		2009
	Net	Dry	Net	Dry	Net	Dry
Wells Drilled	Productive Holes		Productive Holes		Productive Holes
Texas
Exploratory	5	3	3	1	3	1
Development	2	—	2	—	2	—
TOTAL
Exploratory	5	3	3	1	3	1
Development	2	—	2	—	2	—

The following table illustrates estimates of the proved oil and gas reserves, for the leaseholds, as of March 31, 2009, 2010 and 2011.

	As Restated ***		As Originally Reported
	Oil (Bbls)	Gas (Mcf)	Oil (Bbls)	Gas (Mcf)
Balance at March 31, 2009	605,475	379,101	602,591	357,657
Extensions, additions and discoveries	-	-	-	-
Revisions of previous estimates	104,940	(72,063)	(183,822)	(357,657)
Production	(2,549)	-	(3,398)	-
Balance at March 31, 2010	707,866	307,038	415,371	-

Extensions, additions and discoveries	-	-
Revisions of previous estimates	(80,552)	211,732
Production	(14,974)	-
Balance at March 31, 2011	612,340	518,770

We have no oil and gas reserves or production subject to long-term supply, delivery or similar agreements. Estimates of our total proved oil and gas reserves have not been filed with or included in reports to any federal authority or agency other than the Securities and Exchange Commission.

As reported in the Company’s previous Form 10-K, the Company plugged its gas well with the intent toward future development.

*** We corrected our previous reserve report for fiscal year ended March 31, 2010 in order to ensure the reserve estimates were prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards based on the twelve month un-weighted first-day-of –the-month average price for March 31, 2010.  In addition, we reevaluated our overall reserves and the ability to commercialize them, as well as the underlying assumptions from our previous reserve reports, and determined a need to revise and restate the reserves to correct previously disclosed reserves of 415,371 Bbls of oil and 0 Mcf of gas.  See Item 7 for further discussion of the restatement.

The following table illustrates the total gross and net oil and gas wells in which we had an interest at March 31, 2011. The existence of a productive well does not mean that the well is currently producing or will continue to be productive. For a portion of the wells on the Wardlaw Lease and Adamson Lease, UHC holds a 100% working interest and a 75% net revenue interest while for other wells within the leaseholds, UHC has an 87.5% working interest and a 65.625% net revenue interest.

	Productive Wells
	Gross		Net
Area	Oil	Gas	Oil	Gas

Texas	35	—	26	—
TOTAL	35	—	26	—

The following table illustrates the gross and net acres of developed and undeveloped gas and oil leases held by us at March 31, 2011.

	Developed Acres		Undeveloped Acres
Area	Gross	Net	Gross	Net

Texas – Wardlaw	62	47	10,500	7,875
Texas – Adamson	0	0	837	628
TOTAL	62	47	11,337	8,503

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

Employees

As of March 31, 2011, we had 11 full-time employees. In addition, we have consulting agreements with 2 management officers, which account for a significant portion of their business activity.

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

Risks Relating to Our Business

We Have a History Of Losses Which May Continue, and Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred net losses of $14,662,555 and $12,176,826 for the years ended March 31, 2011 and 2010, respectively. We also incurred net losses attributable to common shareholders of $17,865,461 and $12,176,826 for the years ended March 31, 2011 and 2010, respectively.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We do not have sufficient revenues to fund our current operations.

The Company’s operating subsidiary, UHC Petroleum does not earn enough money from our oil and gas sales to pay its operating expenses or those expenses attributable to the Company’s corporate overhead. Due to our substantial losses and our working capital deficit, we may be unable to continue as a going concern. If we do not obtain additional capital, we will be required to severely curtail, or to completely cease operations. There is no assurance that such additional capital will be available or will be available on acceptable terms.

Our independent auditor has included in its report on our financial statements a paragraph stating that we may be unable to continue as a going concern.

We have experienced net losses and negative cash flows from operations. We sustained a net loss attributable to common shareholders of $17,865,461 for fiscal year ended March 31, 2011. We have an accumulated deficit of $67,984,551. In addition, we have limited capital resources. All of these factors raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of these uncertainties. As noted in an explanatory paragraph in the report of our independent certified public accountants, on our consolidated financial statements for the year ended March 31, 2011 these conditions have raised substantial doubt about our ability to continue as a going concern.

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

Regulations related to greenhouse gas emissions may adversely affect demand for our oil and gas.

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

We have historically had weak internal controls over financial reporting.

We have recently gone through an extensive review of our historical internal controls and financial reporting, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the loss of a number of employees, we no longer have the capacity to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In management's opinion, based on the assessment completed for the year ended March 31, 2011, the internal control over financial reporting were not operating effectively. Further, in management’s opinion, based on the assessment completed for the year ended March 31, 2011, the disclosure controls and procedures were not operating effectively.  There can be no guarantee that the restatements associated with these conclusions will not adversely impact the price of our common stock.

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

UHC Petroleum leases oil fields in Edwards County, Texas consisting of the Wardlaw and Adamson Leases.  The Wardlaw Lease consists of approximately 10,562 gross acres of which approximately 10,500 gross acres are undeveloped and the Adamson Lease, consisting of approximately 837 gross acres, of which all are undeveloped. Pursuant to the leases, UHC Petroleum receives a 75% net revenue interest from production on some wells and controls a 100% working interest in the expenses. On other wells, UHC Petroleum receives a 65.625% net revenue interest from production on some wells and controls a 87.5% working interest in the expenses.  For these wells, the owner of the other 9.375% net revenue interest and 12.5% working interest is a separate but related company called Glen Rose Partners 1, LLC (“GRP1”).  The members of GRP1 are substantially the same members as the creditors connected to Iroquois Capital, one of our creditors. The fields are located in the southeast portion of the Val Verde Basin, 28 miles west of the city of Rocksprings, Texas.

ITEM 3. LEGAL PROCEEDINGS

Black Sea Investments, Ltd. Lawsuit.

On November 21, 2007, a jury in Johnson County, Texas rendered a verdict in a trial in favor of the Company against Black Sea Investments, Ltd., Bradford A. Phillips, Clifton Phillips, Ryan T. Phillips, and F. Terry Shumate. On February 15, 2008, the 249th District Court in Johnson County, Texas entered a judgment in the amount of $4,020,551 with interest accruing at a rate of $583 per day until paid against these defendants in favor of the Company.

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

Recon Petrotechnologies Oklahoma, Inc., v. UHC Petroleum Corporation and Glen Rose Petroleum Corp.

On August 12, 2009, Recon Petrotechnologies Oklahoma, Inc. filed a lawsuit to foreclose on an alleged mineral contractor’s lien. On September 8, 2009, Defendants transferred the case to federal court for the Western District of Texas, Del Rio division. UHC Petroleum Corporation and Glen Rose Petroleum Corporation have filed counterclaims for negligence.  This matter was settled on April 25, 2011 for the sum of $80,000. This payable to Recon was paid in full after March 31, 2011.

Forbes Energy Services, LLC successor in interest to CC Forbes Company, LP v. UHC Petroleum Corporation

On June 11, 2009 Forbes Energy Services, LLC filed a lawsuit against UHC Petroleum Corporation in the 79th District Court of Jim Wells County, Texas alleging breach of contract, sworn account, and quantum meruit. The Company has agreed with Forbes Energy Services to settle the matter for the sum of $15,000, which has been paid.

Paradigm Lift Technologies, LLC v. UHC Petroleum Corporation

On September 21, 2009 Paradigm Lift Technologies, LLC filed a lawsuit against UHC Petroleum Corporation in the 63rd District Court in Edwards County, Texas for sworn account for equipment allegedly purchased by UHC Petroleum Corporation.  The case is in the discovery stage.

Jeff Toth v. Glen Rose Petroleum Corp.

On January 27, 2010, Jeff Toth filed a petition in the 63rd District Court in Edwards County, Texas against Glen Rose Petroleum Corporation for trespass, surface damage, and use of filler.  The petition was served on February 18, 2010 and is in the discovery period and the parties have submitted to mediation.

Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation

On October 9, 2009, an action was commenced in the District Court in Kaufman County, TX, by Langston Family Limited Partnership and Buccaneer Energy Corporation against the Company seeking recovery of funds and compensation for services allegedly advanced to the Company.  The Company was served in March 2010 and defended the action. The action was amended on May 4, 2010 to, among other things, add Mr. Langston as a plaintiff.  See, also Glen Rose Petroleum Corporation v. Joseph Langston, below.  As of August 2, 2011, this matter, along with the related matter of Glen Rose Petroleum Corporation v. Joseph Langston, below, was settled. Langston agreed to discontinue and withdraw his claims with prejudice in exchange for receiving $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter and returning all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership.

Glen Rose Petroleum Corporation v. Joseph Langston

On April 1, 2010, the Company filed an action in the Delaware Court of Chancery against Mr. Langston, the Company’s former Chief Executive Officer, based upon alleged breaches of fiduciary duties as an officer and director of the Company and alleged self-dealing.  On July 8, 2010, the Court denied jurisdiction in Delaware due to the prior action of Mr. Langston in Kaufman County, TX, and directed the Company to proceed in the Texas Court. See also, Langston Family Partnership and Langston Family Partnership and Buccaneer Energy Corporation, above, which was settled. As of August 2, 2011, the Company agreed to discontinue its claims and pay Langston $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter in consideration for Langston forfeiting all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership.

Pernice v. Glen Rose Petroleum, et. al.

On or about April 15, 2011, the Company was advised of an action filed in the Los Angeles Superior Court, in the State of California, by an individual against the Company and others, including Blackwood Capital Limited and Andrew Taylor-Kimmins, our CEO. The claim alleges, among other things, breach of contract and negligent misrepresentations arising out of a proposed transaction related to certain securities and indebtedness of the Company purportedly held by the individual. The amount claimed to be owing is approximately $187,000.  On August 2, 2011, the parties agreed to a settlement that includes a lump sum payment to Mr. Pernice of $110,267, which has been paid subsequent to March 31, 2011.

Potential Shareholder Derivative Litigation

On June 25, 2010, the Company was advised by its counsel in the Langston matters that the firm received a letter from Mr. Langston’s counsel purportedly constituting a notice to the Company and its directors of “a potential shareholder derivative lawsuit against the officer and directors of Glen Rose Petroleum”.

In the course of events, this matter no longer is applicable due to a settlement having been reached between the Company and Langston (see Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation, above, and Glen Rose Petroleum Corporation v. Joseph Langston, above).

 Other

The Company does not have any other litigation current or contemplated. However, the Company terminated Geoff Beatson, an engineering consultant, and has taken issue with various vendors, any of which could result in litigation, which the Company will vigorously pursue and defend.

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

Market Information

The principal market for our common stock until April 29, 2010 was the Nasdaq Capital Market. On that date, because we no longer satisfied the listing standards for the Nasdaq Capital Market, our common stock ceased to be listed on the Nasdaq. Since then, our common stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “GLRP.OB”

The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock as reported by Nasdaq, or as reported by the OTCBB, as the case may be. For OTCBB quotations, the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended March 31, 2011
First Quarter	$.75	$.20
Second Quarter	$.62	$.25
Third Quarter	$.45	$.16
Fourth Quarter	$.74	$.26

Fiscal Year Ended March 31, 2010
First Quarter	$.50	$.15
Second Quarter	$.42	$.15
Third Quarter	$.42	$.15
Fourth Quarter	$1.55	$.20

Shareholders

As of September 28, 2011, there were approximately 1,500 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have never declared any cash dividends on our common stock and we do not anticipate declaring a cash dividend in the foreseeable future.

Recent Sales of Unregistered Securities

We have issued the following securities that were not registered under the Securities Act of 1933, as amended and not reported in our reports on Form 10-Q or on Form 8-K, as applicable, filed with the SEC:

On January 1, 2011, the Company, for consulting services rendered, issued warrants to purchase 25,000 shares of common stock.  The warrants have a strike price of $0.40 and an expiration date of December 31, 2013.

On January 21, 2011, the Company completed an offering to accredited non-U.S. investors, and in connection with the offering issued an aggregate of 7,280 shares of the Company’s Series D Convertible Preferred Stock (which includes 280 shares issued to ABG Sundal Collier Norge ASA who acted as advisor to the investors in connection with the sales), par value $.0001 per share (the “Shares”).  These Shares were convertible into 7,280,000 shares of the Company’s common stock, automatically, upon the effectiveness of an amendment to the Company’s articles of incorporation increasing its authorized common stock to not less than 125 million shares.  On March 7, 2011, the Company filed with the Secretary of State of the State of Delaware an amendment to the Company’s articles of incorporation increasing its authorized common stock to 150 million shares.  Accordingly, the Shares automatically converted into, and the Company issued to the investors, 7,280,000 shares of the Company’s restricted common stock.

On January 21, 2011, the Company issued warrants to purchase 7,280,000 shares of common stock with the strike price of $0.40 and warrants to purchase 7,280,000 shares of common stock with the strike price of $0.60 to the accredited non-U.S. investors who also received Company Series D-Convertible Preferred Stock as described above.  The expiration dates of the warrants are January 21, 2013 and January 21, 2014 respectively.  The warrants carry anti-dilution provisions that would reset the exercise prices if at any time through January 2012 the Company issued shares of common stock at a price lower than the then current exercise price.

As a result of the issuance of the Series D Convertible Preferred Stock noted above, the anti-dilution provisions of certain outstanding warrants required the issuance of warrants for an additional 11,166,667 shares of common stock, to the holders, and the downward adjustment of the strike price for all such warrants from $0.60 to $0.30. The additional warrants have the same expiration date as the original warrants, which is March 3, 2015.

Equity Compensation Plan Information

The 2008 Equity Incentive Plan.   In January 2008, our board of directors approved and adopted the United Heritage Corporation 2008 Equity Incentive Plan (the “Plan”). We have reserved 5,000,000 shares of common stock for awards that will be granted from the Plan. The awards are subject to adjustment in the event of stock dividends, recapitalizations, stock splits, reverse stock splits, subdivisions, combinations, reclassifications or similar changes in our capital structure. The Plan became effective upon adoption by the board, and, unless earlier terminated in accordance with the terms and provisions thereof, was to remain in effect for a period of ten years from the date of adoption. As of March 31, 2011 there were no awards outstanding under the plan.

Other Plans - The 1995 Stock Option Plan was effective September 11, 1995 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2010 and 2011 no awards were outstanding under this plan. The 1998 Stock Option Plan was effective July 1, 1998 and included 66,667 shares of our authorized but unissued common stock. As of March 31, 2010 and 2011, no awards were outstanding.  The 2000 Stock Option Plan of United Heritage Corporation was effective on June 5, 2000 and included 1,666,667 shares of our authorized but unissued common stock. As of March 31, 2011 and 2010, no awards were outstanding.

Director’s compensation was amended on June 30, 2008. Under the revised plan, each director can choose each month to receive either $5,000 in the form of the Company’s common stock or stock options to purchase 5,000 shares of common stock. The option price is equal to the Company’s closing average bid price for the previous ended quarter. The previous agreement provided for 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month.  Under the Plan, 150,000 stock options were granted to the Company’s Directors during the years ended March 31, 2009 and March 31, 2010.  15,000 options were retired as part of the litigation settlement with Joseph F. Langston Jr.  135,000 stock options remain outstanding under this Plan as of March 31, 2011.

During the year ended March 31, 2008, 100,000 stock options were issued to an employee and were not part of the plans mentioned above. These options were outstanding as of March 31, 2011.

The director’s compensation was changed on April 1, 2010 to 20,000 shares of common stock per month delivered quarterly in advance.  On June 30, 2011, the Board of Directors changed the director compensation to be 20,000 shares of common stock per month, earned in arrears at the end of each month served, and issued quarterly.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is based upon our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

This MD&A contains forward-looking statements regarding our business development plans, timing, strategies, expectations, anticipated expense levels, projected profits, business prospects and positioning with respect to market and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions.  These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties.

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of this Form 10-K and relate to our business plan, our business strategy, development of our technology and our resources, timing of such development, timing results of drilling program, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  If we are not able to generate sufficient liquidity from operations or raise sufficient additional capital, this could have a material adverse effect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

This MD&A should also be read in conjunction with the Item 1.A. “Risk Factors.”

OVERVIEW

We are an independent producer of crude oil based in Katy, Texas. We produce from properties we lease in Texas, the Wardlaw lease in Edwards County, Texas. We currently have 85 wellbores, 75 of which are capable of production, and 42 of which are currently producing. Up until March of 2010, utilizing one swabbing unit, the Company produced oil from 42 wells at a total production rate of less than five (5) barrels of oil per day.  After Ruben Alba joined us as our Chief Operating Officer in March 2010, the Company began a rigorous testing program of all the existing non-plugged well bores and a broad re-evaluation of both the regional and local geography.  This testing and re-evaluation program led the Company to workover and/or re-complete certain existing wells that were deemed relatively more productive wells as well as to drill five (5) new test wells in a deeper zone called the Trinity Basil Sands.  The workover and re-complete program had the effect of significantly increasing  the average daily production of up to over 90-100 net barrels of oil per day in October 2010 which has settled into a consistent 40-50 net barrels of oil per day for the month ended March 2011.  This same average net production rate has continued consistently through June 2011.  The new Trinity Basil Sands drilling program yielded what is believed as a significant new oil production zone at a depth of approximately 1,000 feet in at least two of the five well bores drilled.  As of March 2011, the Company had not completed this new zone to evaluate its effective production and extraction capability.  The Company is in the process of completing and testing these new zones as of August 2011.

During the 2011 fiscal year, the sale price of oil produced by our properties in Texas increased from $38.68 a barrel, to $53.76 a barrel. The closing spot for West Texas Intermediate price was $106.19 per barrel as of March 31, 2011, versus $83.45, as of March 31, 2010. Production costs during the 2011 fiscal year decreased from $33.64 per barrel during the 2010 fiscal year to $32.72 per barrel, because we were able to significantly increase average daily production, while keeping the field expenses relatively constant.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of $17,865,461 for the fiscal year ended March 31, 2011 and an accumulated deficit of $67,984,551.

We intend to continue our planned capital expenditures to continue our reworking and drilling programs, as discussed, but we do not have sufficient realized revenues in order to finance these activities internally.  As such, we intend to seek capital in order to fund our working capital and capital expenditure needs.

Although we recently obtained additional financing of approximately $1.9 million in July 2011, which should provide the needed funds for continued operations and our drilling program in the short term, we can provide no assurance that we will be able to obtain sufficient additional funds to develop our properties and alleviate doubt about our ability to continue as a going concern.  We cannot be certain that additional funds, even if available, will be on acceptable terms.  To the extent the Company raises additional funds by issuing equity securities, our stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business.  Furthermore, certain of our current creditors may be required to approve any such transaction and may require the issuance of securities convertible into equity of the Company that can result in significant dilution.

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

We employ the full cost method of accounting for our oil and gas production assets, which are located in the southwestern United States.  Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas properties are capitalized and accumulated in cost centers on a country-by-country basis.  As all of our acquisitions, explorations and development are located in Edwards county Texas; one cost center is used for accounting purposes.  The sum of net capitalized costs and estimated future development and dismantlement costs for each cost center is depleted on the equivalent unit-of-production basis using proved oil and gas reserves as determined by independent petroleum engineers.

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

Income Taxes –  Included in our net deferred tax assets are approximately $2.98 million of future tax benefits from prior unused tax losses. Realization of these tax assets depends on sufficient future taxable income before the benefits expire. We are unsure if we will have sufficient future taxable income to utilize the loss carry-forward benefits before they expire. Therefore, we have provided an allowance for the full amount of the net deferred tax asset.  We have determined that we have experienced multiple ownership changes since inception, but we do not believe that these past changes in ownership will restrict our ability to use our losses and credits with the carry forward period.

Warrant and Derivative Liabilities - We issued, in March 2010, convertible notes payable with warrants and, in a separate transaction in January 2011, issued Series D convertible preferred stock with warrants. In analyzing the March 2010 convertible notes and the January 2011 financing transaction, the conversion option for the notes payable and warrants associated with both transactions each have certain anti-dilution and other provisions that cause them to be a derivative and liability. The put option provision of the March 2010 convertible notes is at a 20% premium which causes it also to be a derivative.  The derivative liabilities associated with the March 2010 convertible note will be revalued each reporting period and any increase or decrease will be recorded to the statement of operations under the caption “Change in value of derivative liability - Iroquois”.  The warrant liabilities associated with the March 2010 convertible note will be revalued each reporting period and any increase or decrease will be recorded to the statement of operations under the caption “Change in value of warrant liability - Iroquois”.  The warrant liabilities associated with the January 2011 financing transaction will be revalued each reporting period and any increase or decrease will be recorded to the statement of operations under the caption “Change in value of warrant liability - ABG”.

In order to properly evaluate the fair value of the derivatives and warrants, we engaged an independent valuation firm to perform a model valuation.  Together with this independent valuation firm, we determined that the fair value of the derivatives is estimated by calculating the fair value of the convertible notes with and without the derivatives and that the difference is the estimated fair value of the derivatives. The independent valuation firm created a Monte Carlo simulation model which more adequately captures the dilution effects of our entire capital structure by modeling the derivatives and all the classes of warrants which might have a material dilutive effect. Within each trial of the simulation, the common stock price is based on the simulated enterprise value. For each class of warrants, if the stock price is above the current strike price on the exercise date, the warrant is assumed to be exercised. In order to determine the stock price for any given enterprise value the simulation is repeated multiple times until the stock price converges. This approach effectively captures the dilution effects of warrants and convertible note and its derivatives.  The underlying value of the model is Enterprise Value, and each Claim is treated as a Claim on the Enterprise Value.  Enterprise Value is assumed to be log-normally distributed. Since the common stock price is not the underlying value, the volatility implied by the model is not equal to the volatility used under a closed-form Black-Scholes model which values the warrants with the common stock as the underlying security. In the opinion of the independent valuation firm and management, modeling Enterprise Value is preferable due to the high level of risk of our debt and the lack of an exogenous source for the size and volatility of our credit spread. Moreover, the Enterprise Value model more effectively captures the default feature of notes and the down round feature of the warrants.

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

Off-Balance Sheet and/or Working Interest Arrangements - It is customary for oil and gas companies to seek partners in developing their assets. In doing so, you dilute your ownership but share the risk and capital expense of development. Consequently, UHC Petroleum has accepted partners in a portion of the development of its Wardlaw and Adamson Leases in Edwards County, Texas.

On March 5, 2010, upon completion of the Iroquois Capital debt financing transaction, certain Iroquois-related parties formed a separate company called Glen Rose Partners 1, LLC (“GRP1”) in order to purchase a 12.5% working interest in certain defined existing wells owned by UHC Petroleum as well as 12.5% working interests in new wells being drilled and developed by UHC Petroleum.  The purchase price for these working interests was $1 million and was paid by GRP1 coincident with the closing of the debt financing transaction.  As a condition for this purchase and sale transaction, GRP1 would earn its 9.375% net revenue interest less its pro-rata 12.5% costs each month on producing wells that were included in the purchase and sale transaction.  However, GRP1 would not pay for its 12.5% share of the developmental costs for new wells or workover wells until the Company had spent a cumulative amount of $2 million on behalf of GRP1.  The $1 million purchase consideration and any payments toward the $2 million carry commitment have been included in the full cost pool.

Accounting Adjustments and Restatement of FYE 2010 Results

During the January 2011 Regulation S Offering of convertible preferred stock with warrants, we realized that on May 22, 2008 when we entered into a statutory merger whereby we moved our state of incorporation from Utah to Delaware (See Note 9 of the Financial Statements) the number of authorized shares was inadvertently changed from 125,000,000 to 20,000,000.  In conjunction with the January 2011 Regulation S Offering, we applied to the State of Delaware to authorize 150,000,000 shares of common stock, which was completed on March 7, 2011.  For the period from May 22, 2008 through March 7, 2011, we had warrants outstanding in excess of the authorized and unissued common shares and as such in accordance with ASC Topic 815, Derivatives and Hedging, these warrants should have been classified as liabilities. In addition, as part of the process of closing our financial records for the year ended March 31, 2011, we noted the convertible debt and warrants issued in March 2010 and other transactions were not recorded correctly. The conversion option, which includes certain anti-dilution provisions, and a put option that includes a 20% premium, should have been bifurcated from the host contract and adjusted to fair value in accordance with ASC Topic 815.  In addition the warrants also contain anti-dilution provisions that require liability classification in accordance with ASC Topic 815.  As a result, we concluded that our financial statements for the year ended March 31, 2010, required a restatement to reflect these changes.

A summary of significant effects of the restatement follows:

On May 22, 2008, we had 20,307,087 warrants outstanding that carried a fair value of $11,926,934 as of that date and a fair value of $1,784,348 as of March 31, 2009.  As of May 22, 2008, we made an adjustment to reclassify the warrants from equity to a liability and at March 31, 2009 the fair value was adjusted.  For the year ended March 31, 2010, 3,733,332 warrants at a fair value of $536,746 at grant date were issued and 9,000,000 warrants at a fair value of $1,391,495 at termination date were cancelled.  At March 31, 2010 the fair value of the warrants outstanding, not including the warrants issued with the convertible notes, was $3,992,172.   For the year ended March 31, 2011, 2,913,336 warrants at a fair value of $860,384 at grant date were issued, not including warrants issued with the January 2011 Regulation S Offering. On March 7, 2011, the fair value of the warrants outstanding, not including the warrants issued with convertible notes or with the January 2011 Regulation S Offering or 1,335,000 warrants due to certain consultants (See Note 9 of the Financial Statements) was $4,525,117 and was reclassified to additional paid-in capital.

The convertible notes issued on March 3, 2010 included anti-dilution provisions in the conversion option and the warrants that allow for a reset of the respective conversion and exercise prices in certain situations when we issue common shares at a lower price.  Additionally, the convertible notes include a provision that allows the creditors to put the notes back to us at a 20% premium in certain change of control or default situations.  In order to determine the fair value of the embedded derivatives and the warrant liability we utilized a Monte Carlo simulation methodology. As of March 3, 2010, the fair value of the derivatives was $1,593,002 and the fair value of the warrant liability was $4,258,094.  Due to the number of common shares on a fully-diluted basis offered to the creditors, the fair value of the derivatives and the warrant liability exceeded the principal amount of the convertible notes and so we recorded interest expense of $2,501,096 upon the date of issuance.  The original issue discount of $3,350,000 is being amortized over the life of the debt using the effective interest rate method and for the year ended March 31, 2010 the amortization was $38,548.

Stock based compensation expense of $829,852 was reclassed from a separate category for stock based compensation in the statement of operations to general and administrative expense in accordance with ASC Topic 718, Stock Compensation. Additionally $122,458 of stock based compensation related to warrants issued to consultants was recorded for the year ended March 31, 2010.

The disclosures for our deferred tax assets were not in accordance with ASC Topic 740, Income Taxes.  The amounts were not based on cumulative balances and we had not correctly estimated the limitation of the net operating loss carryforwards related to a previous change of control.

Independent petroleum engineers have estimated our proved oil and gas reserves, all of which are located in Edwards County, Texas. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.  The original reserve report for fiscal year ended March 31, 2010 was not prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards, which require that calculations be based on the twelve month un-weighted first-day-of –the-month average price for March 31, 2010.  As such, we corrected the report and restated the related disclosures in the supplementary financial information in Note 15 of the financial statements.  The effect of these adjustments was not material to the recorded depreciation, depletion and accretion amounts reported for the year ended March 31, 2010.

	Year Ended March 31, 2010 (As Previously Reported)	Amount of Change	Year Ended March 31, 2010 (As Restated)
Statement of Operations
General and administrative	$1,052,914	$1,073,332	$2,126,246
Stock based compensation	829,852	(829,852)	-
Interest expense	237,184	2,491,620	2,728,804
Change in value of warrant liability	-	3,062,571	3,062,571
Change in value of warrant liability - Iroquois	-	2,148,271	2,148,271
Change in value of derivative liability - Iroquois	-	1,721,094	1,721,094
Net loss	(2,509,790)	(9,667,036)	(12,176,826)
Loss per share (basic and diluted)	$(0.20)	$(0.77)	$(0.97)

	March 31, 2010 (As Previously Reported)	Amount of Change	March 31, 2010 (As Restated)
Balance Sheet
Convertible notes payable, net of unamortized discount	$1,906,908	$(1,868,360)	$38,548
Warrant liability - Convertible note	-	6,406,365	6,406,365
Derivatives liability - Convertible note	-	3,314,096	3,314,096
Warrant liability - Other	-	3,992,172	3,992,172
Additional paid-in capital	54,550,837	(12,428,673)	42,122,165
Accumulated Deficit	$(50,942,560)	$823,470	$(50,119,090)

RESULTS OF OPERATIONS

The following selected financial data for the two years ended March 31, 2011 and March 31, 2010 is derived from our consolidated financial statements. The data is qualified in its entirety and should be read in conjunction with the consolidated financial statements and related notes contained elsewhere herein.

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010 (Restated)

Income Data :
Revenues	$1,103,227	$124,815
Net Loss Attributable to Common Shareholders	$(17,865,461)	$(12,176,826)
Income (Loss) Per Share	$(.95)	$(.97)
Weighted Average Number of Shares	18,780,262	12,588,610

Balance Sheet Data :
Working Capital	$(993,184)	$2,705,654
Total Assets	$8,246,591	$9,117,471
Current Liabilities	$2,020,567	$874,001
Long-Term Liabilities	$26,633,296	$16,312,647
Shareholders’ Deficit	$(20,407,272)	$(8,069,177)

Combined Results

Oil sales during the 2011 fiscal year were $1,103,227, an increase of $978,412 or approximately 784%, as compared to sales of $124,815 during the 2010 fiscal year. We sold 19,966 gross barrels of oil during the FYE March 31, 2011 versus 3,398 gross barrels of oil during the FYE March 31, 2010.  Recent volatility in crude oil prices has caused substantial variations in unit prices and our revenues may vary considerably base on crude oil unit prices.  We had $113,006 in receivables from the sale of oil as of March 31, 2011. No allowance for doubtful accounts has been included in our financial statements since recorded amounts are determined to be fully collectible, based on management’s review of customer accounts, historical experience and other pertinent factors. During the fiscal year ended March 31, 2011, we recorded oil and gas sales to only one customer. However, buyers of crude oil are plentiful and can be easily replaced.

Total operating expenses of $5,392,547 reflects an increase of $3,052,559 or approximately 130%, for the 2011 fiscal year as compared to operating expenses of $2,339,988 for the 2010 fiscal year. The significant operating expenses reported for the 2011 fiscal year resulted from a significant increase in production and operating expense and non-cash expenses recognized for impairment of long-term assets.  Production and operating expenses were $967,827 during the 2011 fiscal year as compared to $114,320 in production and operating expenses during the 2010 fiscal year, an increase of $853,507 or approximately 747%, due to our increased effort in re-evaluating our production capacity and focusing on increasing our production capacity from under an average 5 barrels of oil per day during FYE March 31, 2010 to ultimately reaching an average of approximately 100 gross barrels of oil per day in October 2010 and eventually settling back to approximately 45-50 gross barrels of oil per day as of March 31, 2011.  Depreciation and depletion expense for the 2011 fiscal year was $251,599 as compared to depreciation and depletion expense of $54,843 for the 2010 fiscal year, an increase of $196,756.  Demand for oil field service providers may vary substantially with the unit price of gas and crude oil which would have a corresponding effect on the price of oil field goods and services.   General and administrative expenses increased by $2,045,538, or approximately 96%, from $2,126,246 in the 2010 fiscal year to $4,171,604 in the 2011 fiscal year. Interest expense was $1,572,520 in the 2011 fiscal year, as compared to $2,728,804 in the 2010 fiscal year.  The 2011 fiscal year amount includes $898,486 of debt discount amortization, $129,213 of deferred financing costs amortization and $505,004 related to the principal balance of the convertible notes.  The 2010 fiscal year amount includes $38,548 of debt discount amortization, $11,240 of deferred financing costs amortization, $2,501,096 of interest recorded upon issuance of the convertible notes and $31,267 related to the principal balance of the convertible notes.  The convertible notes were outstanding for twelve months in 2011 fiscal year and approximately one month in the 2010 fiscal year.

Our net loss for the 2011 fiscal year was $14,662,555 an increased loss of $2,485,729 or approximately 20%, as compared to a net loss of $12,176,826 for the 2010 fiscal year.  In addition to the changes discussed above, the increase in net loss for the 2011 fiscal year was effected by a change in fair value of derivative and warrant liabilities of $8,731,562 for the 2011 fiscal year compared to a change in fair value of derivative and warrant liabilities of $6,931,936 for the 2010 fiscal year, or an increase of $1,799,626.  This is due to the change in our stock price and the volatility of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our sales revenues have not been adequate to support our operations.

Our current assets decreased by $2,552,272 or approximately 71%, from $3,579,655 at March 31, 2010 to $1,027,383 at March 31, 2011. Current liabilities increased from $874,001 at March 31, 2010, to $2,020,567 at March 31, 2011, an increase of $1,146,566 or approximately 131%. Working capital was ($993,184) at March 31, 2011 as compared $2,705,654 at March 31, 2010, a decrease of $3,698,838 or 137%. The decrease was a direct result of the significant exploratory drilling program undertaken by the Company, the classification of the convertible notes from long-term to current and the use of the cash received by the Company from both the Iroquois financing in March 2010 and the Regulation S offering in January 2011.

Total assets were $8,246,591 at March 31, 2011, a decrease of $870,880 as compared to $9,117,471 for the 2010 fiscal year.

Our consolidated financial statements as of March 31, 2011 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Capital Resources

Our business plan for the next fiscal year entails redevelopment activities on the Wardlaw and Adamson leaseholds which may result in a capital expenditure greater than $1 million. We will not be able to generate this necessary amount internally. We will rely on additional equity financing, bank debt financing, if available.

Also, see earlier discussion regarding the substantial doubt about our ability to continue as a going concern.

Cash Flow

Our operations used $2,190,035 of cash in the 2011 fiscal year as compared to $992,501 used in the 2010 fiscal year. The cash flow deficits are due to the operating losses incurred.

Cash of $2,070,532 was used in  investing activities during the 2011 fiscal year as compared to cash of $593,090 obtained through investing activities for the 2010 fiscal year.  Cash of $2,070,532 was used for capital expenditures for our oil and gas properties and for the purchase of equipment during the 2011 fiscal year as compared to $406,910 for the 2010 fiscal year. During the 2011 fiscal year, cash flows used in investing activities related to capital expenditures for our oil and gas properties. During the 2010 fiscal year, cash flows obtained through investing activities related primarily to proceeds from the sale of a 12.5% working interest and the additions of capital expenditures for our oil and gas properties.

In the 2011 fiscal year, cash of $4,288,912 was provided by financing activities as compared to $835,777 for the 2010 fiscal year.

At March 31, 2011 we had cash of $851,132 as compared to $3,205,233 at March 31, 2010, including the proceeds of our Reg S offering remaining in escrow.

Inflation

Our opinion is that inflation has not had, and is not expected to have for the current year, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have for the current year, any material effect on our operations.

Subsequent Events

On April 5, 2011, we received notice from Iroquois Capital Opportunity Fund, LP (“ICO”) that, pursuant to our Bylaws, ICO has exercised its right to nominate a director to our board of directors, who shall begin to serve immediately as the “Nominated Director” provided for in the Bylaws.  The Bylaws provide that, in the event of any vacancy created by the resignation of the Nominated Director, IOC or its assignee of such rights shall have the right to nominate a replacement Nominated Director, which director shall begin to serve immediately as a director.

On April 5, 2011 we were advised by ICO that the Nominated Director is Mr. Robert Bensh. Mr. Bensh, 44, is Chairman, President and Chief Executive Officer of Condor Exploration, a private oil and gas company operating in Colombia since July of 2007.

On April 8, 2011, we received notice from Mr. Paul K. Hickey that he was resigning as a director of the Company effective immediately. The notice indicated as the reason for Mr. Hickey’s resignation his desire to focus on personal matters.

On May 17, 2011, we announced that John Scott Black was appointed to the Board of Directors to fill the vacancy created by the recent resignation of Paul Hickey as a director.

We entered into purchase agreements dated as of June 24, 2011, June 28, 2011 and July 4, 2011 with accredited non-U.S. investors for the issuance and sale of an aggregate of 4,292,990 shares of the Company’s common stock, for aggregate proceeds equal to approximately $1,921,810.  An additional 373,430 shares were issued to ABG Sundal Collier Norge ASA, as a fee for acting as an advisor to the investors in connection with the transaction. The price per share for the Shares was approximately $0.45.  The investors also received two year warrants to purchase up to an aggregate of 4,292,990 shares of common stock at an exercise price per share of $0.45.  The warrants do not permit cashless exercise and are closed to exercise for 6 months.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required to be included in this Item 8 are set forth at page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 20, 2011, the Audit Committee of our Board of Directors terminated our auditing relationship with Jonathan P. Reuben CPA, Accountancy Corporation and approved the engagement of BDO USA, LLP as our new principal independent accountant to audit our consolidated financial statements for the year ended March 31, 2011. Prior to engaging BDO USA, LLP, we had not consulted them regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements.  Further details of this engagement of a new principal independent accountant to audit our financial statements may be found in our Form 8-K filed on June 27, 2011, which is incorporated here by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of March 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of March 31, 2011, our internal control over financial reporting was not effective.

Complex Equity and Debt Transactions
We had difficulties in applying complex accounting standards and did not have sufficient staffing and technical expertise in order to recognize and record complex equity and debt transactions. Adequate controls over these processes were absent as of March 31, 2011. During the audit of the March 31, 2011 financial statements it was noted that there were certain debt and equity transactions that were improperly recorded and were required to be restated and/or adjusted based on the audit findings. The absence of controls in this area resulted in the restatement of the March 31, 2010 Form 10-K and adjustments to fiscal year ended March 31, 2011 balances related to stock based compensation to consultants, classification of outstanding warrants, convertible debt and convertible equity which were not originally recorded in accordance with ASC Topic 718, Stock Compensation, ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities and Equity.

Taxes
We did not have adequately designed controls to provide reasonable assurance that the accounting for income taxes and related disclosures were prepared in accordance with ASC Topic 740, Incomes Taxes. Specifically, we did not have sufficient staffing and technical expertise in the tax area to adequately prepare and review analysis and disclosures with respect to the complete and accurate recording of deferred tax assets and liabilities.

Oil and Gas Accounting
We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of ASC Topic 932, Extractive Activities – Oil and Gas. We had to rely on external resources to oversee the preparation and completion of the valuation for the proven and unproven properties and to complete the final adjustments related to changes in the proven properties, unproven properties, production expense, general and administrative expense, impairment expense and depletion expense and the related disclosures.

Entity Level Controls
We did not have adequately designed controls to provide reasonable assurance that executed agreements between us and third parties are being properly retained. Specifically, we could not locate certain executed common stock, warrant or consulting agreements. Additionally, certain executed board of directors’ minutes could not be provided.

Towards the end of the fiscal year and subsequent to March 31, 2011 we have begun to address these weaknesses.  We hired one of our former directors to take on the role of Chief Financial Officer on March 18, 2011 and entered into an agreement with Point Capital Partners, LLC (Point Capital), pursuant to which it will take control of all accounting functions and administrative operations, including but not limited to daily, monthly and quarterly cash management, bill paying, receivables management, as well as the accounting and financial reporting of such items for us. Point Capital is in the process of performing a comprehensive review of the accounting procedures and policies and will update the processes and controls as necessary.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2011, no changes were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that require the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Regulation S Offering

The Company entered into purchase agreements dated as of June 24, 2011, June 28, 2011 and July 4, 2011 with accredited non-U.S. investors for the sale of an aggregate of 4,292,990 shares of the Company’s common stock, for aggregate proceeds equal to approximately $1,921,810.  An additional 373,430 shares were issued to ABG Sundal Collier Norge ASA, as a fee for acting as an advisor to the investors in connection with the transaction. The price per share for the Shares was approximately $0.45.  The investors also received two year warrants to purchase up to an aggregate of 4,292,990 shares of common stock at an exercise price per share of $0.45.  The warrants do not permit cashless exercise and are closed to exercise for 6 months. The Shares and warrants were issued in reliance upon an exemption from registration afforded under Regulation S of the Securities Act of 1933, as amended, for transactions involving an offering and sale exclusively to non-U.S. persons.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is information about our directors, executive officers and significant employees. There are no family relationships among our executive officers and directors. The Company held no annual meeting during the fiscal year ending March 31, 2011 and no director failed to attend 75% of the Company’s Board meetings during that time.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of August 31, 2011.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors (the “Board”), and are elected or appointed to serve until the next Board meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years, the experience, qualifications, attributes and skills that led to the conclusion that each director should serve as a director on our Board, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Individual	Age	Position with company and subsidiaries	Director of Officer Since
Andrew Taylor-Kimmins	52	Chief Executive Officer and Chairman	2009
Theodore D. Williams	39	Chief Financial Officer and Director	2007
Robert J. Bensh	44	Director	2011
Robert E. Tarrant	53	Director	2011
John S. Black	38	Director	2011
Ruben Alba	37	Chief Operating Officer , resigned effective August 15, 2011	2010

Andrew Taylor-Kimmins, President and Director (Chairman), Age: 52

On July 21, 2009, Mr. Taylor-Kimmins became our President and a director and the Chairman of our Board of Directors. Mr. Taylor-Kimmins is affiliated with Blackwood Ventures, LLC, our majority shareholder.

Mr. Taylor-Kimmins, age 52, is a United Kingdom citizen. In addition to serving as a manger of Blackwood Ventures, LLC, Mr. Taylor-Kimmins is currently working for Compagnie de Resources Naturelles et d’Invesstiment SA (a predecessor company to Blackwood Capital Limited that is 100% owned by Mr. Taylor-Kimmins) through which he has assisted in the corporate strategy, capital raising and investor relations for a number of US resource businesses including Glen Rose Petroleum Corporation, Lothian Oil Inc,  and Blackwood Resources LLC. Previously he was (through Blackwood Capital) an investor in and consultant to Zletovo Zinc Ltd, a Lead, Zinc and Silver mining operation in the Republic of Macedonia. He managed the acquisition of the assets from Xeminex Inc. in a management buy-out and drove the strategy, development and implementation of the re-start of both Zletovo and Toranica mines and their subsequent sale to a major international resource group, Binani Industries.

Previously Mr. Taylor-Kimmins also served as Chief Executive Officer of Xeminex, Inc. dealing with resource projects world-wide including the acquisition of metal and mining assets, the implementation and exploitation of metal and mineral extraction technologies and the maximization of the value of precious and nonferrous metals prior to and post extraction.

 Theodore D. Williams, Chief Financial Officer since March 18, 2011 and Director since October 2007, Age 39

Mr. Williams was appointed Chief Financial Officer of the Company on March 18, 2011, contemporaneously with the engagement of his company, Point Capital Partners, LLC to provide bookkeeping, accounting and financial reporting services for the Company.  Mr. Williams was appointed to our board of directors and as a member of the audit committee on October 8, 2007. In August 2003 Mr. Williams co-founded, and since September 2003 Mr. Williams has been the managing partner of, Point Capital Partners, LLC. Point Capital Partners, LLC, located in Chatham, New Jersey, is a private merchant bank focused on principal investments in the energy, real estate and healthcare/humanities industries. From February 2003 to August 2003, Mr. Williams was vice president of healthcare investment banking at Morgan Joseph & Co. Inc. From May 2000 to November 2002, Mr. Williams was a senior associate of healthcare investment banking with Thomas Weisel Partners LLC. Mr. Williams graduated from the United States Military Academy in West Point, New York and served in the United States Army from April 1994 through February 1997.

Robert J. Bensh, Director since April 5, 2011, Age 44

Mr. Bensh is Chairman, President and Chief Executive Officer of Condor Exploration, a private oil and gas company operating in Colombia since July of 2007.  In addition to Condor Exploration, Mr. Bensh was the Executive Chairman of Northcote Energy Ltd. and its predecessor from February 2008 to January 2011.  Prior to that he served as Chairman, President and Chief Executive Officer of Cardinal Resources and its predecessor, Carpatsky Petroleum Inc.  He joined Carpatsky in 2001 as Executive Vice President and Chief Operating Officer. From May 1998 to December 2000, Mr. Bensh was Vice President Capital Markets, then Senior Vice President, Chief Financial Officer and Corporate Secretary of Bellwether Exploration Company. From 1996 to 1998 he worked at Torch Energy Advisors in various roles in finance, capital markets and acquisitions. From April 1995 to August 1996, Mr. Bensh was Director of Investor Relations and Strategic Planning for Box Energy Corp.  He worked as a financial analyst for Johnson & Company in 1995 and from 1989 to 1995, he worked for the Department of Defense and the United States Department of Justice.

Robert E. Tarrant, Director since March 17, 2011, Age 53

Mr. Tarrant, who is 53, has over 27 years of experience in the oil industry including: field instrumentation and control systems engineering covering power utilities, refineries, cogeneration, substations, upstream and downstream operations.  He is an expert in tribology, rheology, lubrication systems, combustion engineering, cement chemistry and down hole physics, global supply chain, Total Quality, Six Sigma and SGS audit and verification of quality for all liquids and gases including: crude oil, fuel oil, jet fuel, diesel, natural gas and lubricants.  Throughout his career, Mr. Tarrant has served as a technology partner to several global oil field services companies in varied geologies in the U.S. and internationally.  While in the P&L position with GE Automation Services, Mr. Tarrant managed regional sales, engineering, field service and construction for branch operations covering nuclear and fossil fuel power generation, cogeneration plants, clean water and wastewater facilities, chemicals and pharmaceuticals manufacturing, oil refining and blending, load-side and grid-side power management, and environmental protection,  From 1986 to 1999, Mr. Tarrant built a technical, sales, and service team from the ground up to establish the global market presence for Nametre that formed the strategic basis for reverse merger and IPO with 3 process analyzer companies which traded successfully for 7 years until 2003 when the assets were resold. Post-merger, he was director of sales and marketing while managing 3 global locations covering 35 countries.  Since 2001, Mr. Tarrant has worked in corporate development and finance projects with Global 150, middle market and start-up companies.  He earned his BS Chemistry from the University of Delaware and was awarded an MBA from Monmouth College with honors.

John Scott Black, Director since May 17, 2011, Age 38

Mr. Black is an attorney and practices with the firm of Reynolds, Frizzell, Black, Doyle, Allen Oldham L.L.P. as a partner. Prior to joining the firm in 2009, Mr. Black was with the law firm of Gibbs & Bruns LLP from 1999 to 2009, where he was a partner since 2005. In 1998, Mr. Black was a legal intern to Justice James A. Baker of the Supreme Court of Texas.

Paul K. Hickey, Director since October 2007, resigned April 8, 2011

Mr. Hickey was appointed to our board of directors on October 8, 2007, and Chairman of the Audit Committee on March 3, 2008.  He also was the Chairman of our Compensation Committee. Since March 1971, Mr. Hickey has been the President of P.K. Hickey & Co., Inc., a privately held investment banking firm based in New York City. From 1982 to 1987, Mr. Hickey was the President of Hickey, Kober, Inc. (Members of the NASD), a sister company of Hickey.  In addition to the Company, Mr. Hickey currently serves as a director of two private companies. Mr. Hickey served as an officer in the U.S. Army, attended the University of North Carolina and has a BA as a Distinguished Military Graduate from the College of William and Mary. Mr. Hickey has been a securities industry executive and investment banker throughout his professional career, advising public and private corporations, including service to more than 30 public and private companies as a director. Mr. Hickey’s leadership capabilities and experience, as well as his extensive business, securities industry and financial experience make him well-qualified to serve as a member of our Board of Directors and as its Audit Committee Chairman.

Martin Chopp, Director since April 2010, resigned March 4, 2011

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

Ruben Alba, Chief Operating Officer, Age 37, resigned effective August 15, 2011

Prior to joining the Company effective March 15, 2010, Mr. Alba was employed by Halliburton Energy Services and Superior Well Services for 13 years. Mr. Alba received his Chemical Engineering Degree from New Mexico State University in 1996 and he holds three patents in unique completion technologies.

Kenneth E. Martin, Chief Financial Officer, resigned March 18, 2011
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

No family relationships exist among our executive officers and directors. With the exception of Mr. Taylor-Kimmins and Mr. Williams, all of the members of our board of directors are independent, as that term is defined in section (a)15 of Rule 4200 of the Nasdaq Marketplace Rules.

None of our directors or executive officers has, during the past ten years.

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

Security Holder Communications to the Board of Directors

The Company does not currently have an established procedure for direct communications from security holders to the Board of Directors because, given the Company’s financial state, it must economize on its general and administrative costs. However, the Company will direct such communications sent to: Mr. Theodore Williams, Chief Financial Officer, Glen Rose Petroleum Corporation, Suite 515, 22762 Westheimer Parkway, Katy, Texas 77450 to its Board members. The Company intends to convey communications from securities holders relating to corporate governance, company operations and company finances to its Board Members.

Board Meetings and Annual Meeting Attendance

During the fiscal year ended March 31, 2011, the Board of Directors held 1 meeting in person and 1 meetings telephonically.  Each meeting was attended by all of the members of the Board.    In addition, the Board conducted several discussions telephonically which resulted in 14 written consents.

All of our directors attend at least 75% of the meetings or Board phone calls.  The Board does not have a policy regarding director attendance at annual meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.

During the fiscal year ending March 31, 2011, the directors and CRNI did not file Form 5 annual reports. Further, no Form 4s were filed by any of the officers or directors in connection with any of the issuances of securities described in Item 5 of Part II of this annual report or in connection with director compensation paid in shares of common stock. Also, no amended Schedule 13D was filed by Mr. Taylor-Kimmins or his affiliated entities, including CRNI. Mr. Alba, who became an officer in March 2010, did not file a Form 3 in connection with his becoming an officer. The directors and CRNI will endeavor to complete or have completed these filings by August 15, 2011, other than the issuances to officers and directors no longer with the Company. Other than the issuances described in Item 5 of Part II, there were no other issuances of common shares to or sales of common shares to or by directors or shareholders who meet or exceed the 10 percent ownership threshold, except that no assurances can be given as to sales by officers and directors no longer with the Company.

Compensation of the Members of the Board of Directors

Directors, other than Andrew Taylor-Kimmins, are paid a fee for services of 20,000 shares of common stock per month paid at the end of each quarterly period. Our directors are reimbursed for their reasonable expenses for attending an in person meeting of the Board.  Directors do not receive additional compensation for service on Board committees.  Mr. Taylor-Kimmins serves as Chairman pursuant to an agreement between the Company and Compagnie de Ressources Naturelles et d’Investissment SA (“CRNI”), pursuant to which CRNI is paid $15,000 per month, and receives 20,000 shares of common stock each month, for the services of Mr. Taylor-Kimmins.

We maintain directors and officers liability insurance.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that no director or officer shall have any liability to the company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defending any proceeding brought against him, the Delaware General Corporation Law provides that the director shall be indemnified against reasonable expenses incurred by him in connection with the proceeding.

Code of Ethics

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer and principal financial officer. We will provide to any person, upon request and without charge, a copy of our Code of Ethics. Requests should be in writing and addressed to: Mr. Theodore Williams, Chief Financial Officer, Glen Rose Petroleum Corporation, Suite 515, 22762 Westheimer Parkway, Katy, Texas 77450.

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

In June 2010, we entered into an agreement with Compagnie de Ressources Naturelles et d’Investissment SA. (“CRNI” a company wholly owned by Mr. Taylor-Kimmins) for Mr. Taylor-Kimmins’ services (thereby, canceling the prior agreement with Blackwood Capital Limited, above). Pursuant to this agreement we will pay CRNI $15,000 per month for the services of Mr. Taylor-Kimmins.  In addition to the compensation to be paid to CRNI for Mr. Taylor-Kimmins, we have agreed to issue to CRNI a signing bonus of 100,000 warrants priced at $0.75, 20,000 common shares per month and warrants to purchase up to 900,000 shares of our common stock, with exercise prices between $0.75 and $1.50, upon the achievement of certain stated production milestones.

Chief Financial Officer

On April 1, 2010, the Company entered into an employment agreement with Kenneth Martin to serve as the Company’s Chief Financial Officer.  Mr. Martin received a base salary of $75,000 annually and received a signing bonus of 53,500 shares of common stock of the Company and could receive 160,500 additional shares of stock and 310,000 warrants to purchase shares of common stock as incentives if milestones are reached during the course of his employment.  Additional benefits include paid vacation. The term of the agreement was 12 months. Mr. Martin resigned as of March 18, 2011 at which time Mr. Theodore Williams was appointed as the Chief Financial Officer.  Mr. Williams does not receive any compensation for serving as the Chief Financial Officer, although he continues to receive compensation as a member of our Board of Directors. He is the managing partner of Point Capital Partners. LLC, which is engaged to provided bookkeeping, accounting and financial reporting services for us, which receives compensation for its services to us.

Chief Operating Officer

Effective March 15, 2010, Ruben Alba became the Chief Operating Officer of the Company. He resigned effective August 15, 2011. Mr. Alba received an annual salary of $150,000. Additionally, his employment agreement provided for the Company to issue Mr. Alba warrants to purchase up to 750,000 shares of the Company’s common stock, with the initial 375,000 warrants having an exercise price of $0.75 and the remaining 375,000 warrants having an exercise price of $1.50. Warrants for 50,000 shares vested immediately and the balance were subject to certain production milestones.  Additional benefits included housing, a vehicle, paid vacation and a 401K plan. The original term of the agreement was 12 months, subject to renewals.   This contract terminated upon the effective date of his resignation.

Chief Geologist and Development Manager

Effective May 15, 2010, Sam Smith became the Chief Geologist and Development Manager of the Company.  Mr. Smith receives an annual salary of $90,000.  Additionally, his employment agreement provides for the Company to issue to Mr. Smith warrants to purchase up to 750,000 shares of the Company’s common stock, with the initial 375,000 warrants having an exercise price of $.75 and the remaining 375,000 warrants having an exercise price of $1.50. Warrants for 50,000 shares vested immediately and the balance are subject to certain production milestones.  Additional benefits include a vehicle, paid vacation and a 401K plan. The term of the agreement is 24 months.

Officer Compensation Table

							Non-
						Nonequity	qualified
						incentive	deferred
	Year					plan	compen-	All other
	ended			Stock	Option	compen-	sation	compen-
Name and	March	Salary	Bonus	awards	awards	sation	earnings	sation	Total
principal position	31	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph F. "Chip" Langston,	2011	$0	$0	$0	$0	0	0	0	$0
President	2010	$54,439	$0	$15,652	$6,806	0	0	0	$78,897

Andrew Taylor- Kimmins,	2011	$180,000	$0	$79,200	$0	0	0	0	$259,200
President and Chief Executive Officer	2010	$150,000	$30,000	$409,563	$78,245	0	0	0	$667,808

Ruben Alba	2011	$156,250	$0	$0	$0	0	0	0	$156,250
Chief Operating Officer	2010	$0	$0	$0	$9,496	0	0	0	$9,496

Kenneth Martin	2011	$81,250	$0	$0	$0	0	0	0	$81,250
Chief Financial Officer	2010	$0	$0	$0	$0	0	0	0	$0

Theodore Williams	2011	$4,516	$0	$115,216	$0	0	0	0	$119,732
Chief Financial Officer	2010	$0	$0	$63,539	$0	0	0	0	$63,539

Joseph Langston received his compensation pursuant to a consulting agreement. Mr. Langston resigned effective June 29, 2009. During the fiscal year ended March 31, 2010, Mr. Langston was rewarded $15,652 in stock rewards and $6,806 in options awards.  These awards were withdrawn under the settlement agreement between Langston and the Company (see Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation, above, and Glen Rose Petroleum Corporation v. Joseph Langston, above).

Mr. Taylor-Kimmins became the President and Chief Executive Officer effective as of July 21, 2009. Mr. Taylor-Kimmins is compensated for his services through Compagnie de Ressources Naturelles et D’Investissment SA pursuant to the Company’s consulting agreement with Compagnie de Ressources Naturelles et D’Investissment SA.  Stock awards for Mr. Taylor-Kimmins services are issued to Compagnie de Ressources Naturelles et D’Investissment SA.

Mr. Martin resigned as the Chief Financial Officer effective March 15, 2011.

Mr. Williams became the Chief Financial Officer on March 18, 2011. In addition to Mr. Williams’s services, Point Capital Partners, LLC, for which Mr. Williams is the managing partner, received $4,516 in management fees and $36,016 in stock awards for its accounting functions and back office services.

Mr. Ruben Alba became the Chief Operating Officer effective as of March 15, 2010, and resigned effective August 15,2011.

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

Commencing April 1, 2010, the Board of Directors changed the director compensation for the next 12 months to be 20,000 shares of common stock per month delivered quarterly in advance.

Commencing June 30, 2011, the Board of Directors changed the director compensation to be 20,000 shares of common stock per month, earned in arrears at the end of each month served, and issued quarterly.

Director Compensation Table for 2011

					Nonqualified
	Fees earned			Non-equity	deferred
	or paid	Stock	Option	incentive plan	compensation	All other
	in cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Theodore Williams	0	79,200	0	0	0	0	$79,200
Martin Chopp	0	76,206	0	0	0	0	$76,206
Paul Hickey	0	79,200	0	0	0	0	$79,200
Robert E. Tarrant	0	2,806	0	0	0	0	$2,806
Andrew Taylor-Kimmins	180,000	79,200	0	0	0	0	$259,200

Martin Chopp resigned as a member of the Board of Directors of the Company, effective March 15, 2011.

On March 17, 2011, the Company appointed Robert E. Tarrant as a member of the Board of Directors of the Company.

Robert Bensh and John Black were appointed as members of the Board of Directors on April 5, 2011 and May 17, 2011.  As their appointments were subsequently to March 31, 2011, they did not receive compensation for the current fiscal year.

The following table describes equity awards held by our executive officers and directors as of the end of our last completed fiscal year, March 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards					Stock awards
Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercised -able (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Theodore Williams	45,000			$1.11	3/30/2012
Andrew Taylor-Kimmins
Robert J. Bensh
Robert E. Tarrant
Ruben Alba

Potential Payments upon Termination

None of the employment agreements for our officers contains any severance payment obligations.

Compensation Committee Interlocks and Insider Participation

The Company has not had a formally designated Compensation Committee.  All matters of compensation are handled and approved by the independent directors. None of the independent directors of the Company has been an officer or employee of the Company during years ending March 31, 2010 and 2011.  In addition, during the most recent fiscal year, no Company executive officer served on the Compensation Committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Management

The following table sets forth the number of shares of common stock beneficially owned as of August 31, 2011 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership		Percent of Class (1)
Blackwood Ventures LLC 400 Rella Boulevard Montabello, NY 10901	3,845,310	(2)	11.89
Walter Reissman c/o Blackwood Ventures LLC	3,845,310	(2)	11.89
Compagnie de Ressources Naturelles et d’Investissments S.A. 14 Rue du Rhone Geneva – 1204 Switzerland	4,755,992	(3)	13.93
CRNI Holdings I, LLC c/o Compagnie de Ressources Naturelles et d’Investissments S.A., its managing member	1,776,122	(4)	5.54
CRNI Holdings II, LLC c/o Compagnie de Ressources Naturelles et d’Investissments S.A., its managing member	1,003,620	(5)	3.18
Andrew Taylor-Kimmins, CEO and Chairman	7,692,111	(6)	22.16
Theodore Williams, Director and CFO	875,636	(7)	2.78
Robert Tarrant, Director	69,677		*
Robert Bensh, Director	57,333		*
John S. Black	29,667		*
All officers and directors as a group (6 persons)	8,724,424		25.13

*Less than 1%.

(1)
Based on 31,533,867 shares of common stock issued and outstanding as of August 31, 2011. Includes securities exercisable or convertible into shares of common stock within 60 days of August 31, 2011 for each stockholder. Options and warrants for the purchase of common stock that are currently exercisable or exercisable within 60 days of August 31, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person

(2)
Blackwood Ventures LLC owns 3,759,997 shares of our common stock as of July 15, 2011. Additionally, this number includes the warrant included in the units for an additional 48,750 shares of common stock and a warrant to purchase 36,563 shares of common stock at an exercise price of $1.40 per share in exchange for debt totaling $39,000. Voting and investment control over the shares held by Blackwood Ventures LLC is exercised by Mr. Andrew Taylor-Kimmins, Dr. David Kahn and Mr. Walter Reissman, collectively.

(3)
Includes warrants to purchase 2,600,000 shares of common stock owned directly.  Includes 1,003,620 shares of common stock owned by CRNI Holdings II, LLC as to which it has a 58% ownership interest and is the Managing Member. This number does not include 3,759,997 shares of common stock or warrants owned by Blackwood Ventures LLC or the 1,276,122 shares of common stockowned by CRNI Holdings I, LLC, as to which it owns less than a 50% ownership interest.

(4)	Includes warrants to purchase 500,000 common shares.

(5)	Common shares owned directly.

(6)
Includes the common stock and warrants beneficially owned by Compagnie de Ressources Naturelles et d’Investissments S.A., as to which Mr. Taylor-Kimmins is the sole owner, and the common stock and warrants beneficially owned by CRNI Holdings II, LLC as to which Compangnie de Ressources Naturelles et d’Investissments S.A. has voting and dispositive power. This number includes 3,759,997 shares of common stock owned by Blackwood Ventures LLC over which voting and dispositive power is shared, and the 1,276,122 shares of common stock and warrants owned by CRNI Holdings I, LLC to purchase 500,000 shares of common stock, over which he has voting and dispositive power.

(7)	Includes 147,662 shares of common stock held by Point Capital Partners LLC over which Mr. Williams has dispositive power as managing partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On January 15, 2008, the Company entered into a Consulting Agreement with Blackwood Capital Limited (“BCL”), which is a managing member of our controlling shareholder. BCL began providing services to us beginning on September 1, 2007. The services provided to us by BCL include assisting us with preparing business plans and projections, analyzing our financial data, advising us on our capital structure and on alternative structures for raising capital, reviewing our managerial needs and advising us with respect to retaining the services of managerial candidates, advising us on public relations. On June 25, 2010, the Company entered into an agreement with Compagnie de Ressources Naturelles et d’Investissment SA. (a company wholly-owned by Mr. Taylor-Kimmins) for Mr. Taylor-Kimmins’ services (thereby, canceling the agreement with BCL above). Pursuant to this agreement the Company pays Mr. Taylor-Kimmins $15,000 per month. In addition to the compensation to be paid to Mr. Taylor-Kimmins, the Company will issue to Compagnie de Ressources Naturelles et d’Investissment SA. a signing bonus of 100,000 warrants priced at $0.75, 20,000 common shares per month and warrants to purchase up to 900,000 shares of our common stock, with exercise prices between $0.75 and $1.50,  upon the achievement of certain stated production milestones. This is a related party transaction.

As part of the financing transaction with Iroquois Opportunity Fund, LLC, the Company has entered into a consulting agreement with Iromad, LLC which required the Company to pay $25,000 per month with a 3 year term. On March 18, 2011, the monthly compensation was reduced to $17,500 for the remainder of the term of the agreement. The Company paid a six month advance ($150,000) immediately.  The agreement calls for Iromad, LLC’s personnel to be available to consult with the officers of the Company at reasonable times on technical and operational matters.  The $17,500 per month provides for 100 hours of work.  If Iromad, LLC exceeds 100 hours of work in a month, it will bill the Company its regular hourly rates.

Buccaneer Energy Corporation, formed in April 2004 by Mr. Langston (the former President of the Company), as its founding director and president, and believed to be the owner of Bowie in November 2008, owes $32,371 to the Company as of March 31, 2010, as a result of advances by the Company in 2009 evidenced by an unsecured promissory note that is due on demand after December 31, 2009.  The balance of the note as of March 31, 2010 was $32,371. This note was the subject of litigation between the Company and Mr. Langston, which was settled on August 2, 2011.

We had an audit committee and a compensation committee composed of Messrs. Hickey, as Chairman, together with Mr. Williams and Mr. Chopp until their resignations. Thereafter, there being only Mr. Bensh and Mr. Tarrant as independent directors as that term is defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules, and as a result of the resignation of Mr. Hickey, who was the  audit committee financial expert, the entire Board of Directors had acted as the audit committee until it was formally recomprised with Mr. Tarrant, Mr. Bensh and Mr. Black and the independent directors who are members of the audit committee and Mr. Tarrant being the audit committee financial expert within the meaning of Item 407 of Regulation S-K. The audit committee is in the process of considering a charter for adoption.

We have not had a nominating committee. Because of the frequency of director resignations, the independent directors have determined that it is best to allow all directors the opportunity to participate in the nomination process. The Board does not have a policy with regard to the consideration of any director candidates recommended by security holders, except that such recommendations are given fair and fulsome consideration by the entire board.

Each nominee must possess fundamental qualities of intelligence, honesty, good judgment, and high standards of ethics, integrity, fairness and responsibility. The Board also will consider the following criteria among others deemed appropriate at the time of consideration, including the specific needs of the Board at the time:

•
experience in corporate management such as serving as an officer or former officer of a publically held company, and a general understanding of marketing, finance and other elements relevant to the success of a publically-traded company in the then current business environment;

•	the director’s past attendance at meetings and participation in and contributions to the activities of the Board (if applicable);
•	experience in our industry and with relevant social policy concerns;
•	understanding of our business on a technical level;
•	educational and professional background and/or academic experience in an area of our operations;
•	experience as a board member of another publically held company;
•	practical and mature business judgment, including ability to make independent analytical inquiries;
•	“independence” as defined by NASDQ listing standards;
•	financial literacy;
•	standing in the community; and
•	ability to foster a diversity of backgrounds and views and to complement the Board’s existing strenghs.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth fees billed to us by BDO USA, LLP for its audit services related to the fiscal years ended March 31, 2011.

BDO USA, LLP was engaged on June 28, 2011 and has only performed audit services for the year ended March 31, 2011 for fees totaling $175,000. No other services have been performed by them since being engaged.

Pursuant to the rules and regulations of the SEC, before our independent registered accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee.

All fees paid by us to our independent registered public accounting firm were approved by the Audit Committee in advance of the services being performed by such auditors.

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

3.3(c) Amended and Restated Certificate of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on January 25, 2011.

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

4.8 Form of Warrant issued to purchasers of common stock, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on July 12, 2011.

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

10.8(a) Termination of Consulting Agreement with DK True Energy Development Ltd. and Mutual Release, incorporated by reference to Exhibit 10.8a to the Registrant’s Form 10-K, filed on July 14, 2010.

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

10.21(d) Warrants issued to Dr. Howard Berg, incorporated by reference to Exhibit 10.21(d) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

10.21(e) Registration Rights Agreement for Warrants issued to Dr. Howard Berg, incorporated by reference to Exhibit 10.21(e) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

10.22  Second Addendum to Amended and Restated Promissory Note made by World Link Partners, LLC in favor of Registrant, incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.22(a) Third Addendum to Amended and Restated Promissory Note, dated September 24, 2010, incorporated by reference to Exhibit 10.22(a) to Registrant’s Form 10-Q filed February 22, 2011.

10.23 Management Consulting Services Agreement with Weisshorn Management Services, Inc., incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.24 Employment Agreement with Sam Smith, incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K, filed on July 14, 2010.

10.25 Consulting Agreement with Compagnie de Ressources Naturelles et d’Investissment SA, incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K, filed on July 14, 2010.

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

10.27 Application Form for the purchase of the Company’s Series D Convertible Preferred Stock, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 25, 2011.

10.28 Engagement Letter, dated January 15, 2011, between the Company and Barry J. Pierce, CPA, incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q filed February 22, 2011.

10.29 Consulting Agreement, dated October 25, 2010, between the Company and James Casperson, incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-Q filed February 22, 2011.

10.30 Agreement with Point Capital Partners, LLC for bookkeeping, accounting and financial reporting services, dated March 28, 2011, incorporated by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed April 11, 2011.

10.31 Application Form for the purchase of the Company’s common stock, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on July 12, 2011.

14 Code of Ethics, incorporated by reference to Exhibit 14 to Registrant’s Form 10-KSB for the year ending March 30, 2004 filed June 29, 2004.

21 Subsidiaries of the Company, incorporated by reference to Exhibit 21 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

24.1 Power of Attorney (included on signature page to this Form 10-K).

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

Date: October 17, 2011	GLEN ROSE PETROLEUM CORPORATION

	By:	Andrew Taylor-Kimmins
Andrew Taylor-Kimmins, President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on this 17 day of October, 2011.

Each person whose signature appears below hereby authorizes Andrew Taylor-Kimmins and Theodore Williams, or either of them, as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

/s/ Andrew Taylor-Kimmins	October 17, 2011
Andrew Taylor-Kimmins, President, CEO and Director

/s/ Theodore Williams	October 17, 2011
Theodore Williams, Chief Financial Officer and Director

/s/ Robert Bensh	October 17, 2011
Robert Bensh, Director

/s/ Robert E. Tarrant	October 17, 2011
Robert E. Tarrant, Director

/s/John Scott Black	October 17, 2011
John Scott Black, Director

Report of Independent Registered Public Accounting Firm

Board of Directors
Glen Rose Petroleum Corporation
Katy, Texas

We have audited the accompanying consolidated balance sheet of Glen Rose Petroleum Corporation as of March 31, 2011 and the related consolidated statement of operations, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glen Rose Petroleum Corporation at March 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $67,984,551 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
October 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Glen Rose Petroleum Corporation
Dallas, Texas

We have audited, before the effects of the adjustment of the correction of the error described in Note 1, the accompanying consolidated balance sheets of Glen Rose Petroleum Corporation and subsidiaries (the “Company”) as of March 31, 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. The March 31, 2010 financial statements before the effects of the error correction adjustments have been withdrawn and are not presented herein. The March 31, 2010 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 included in the accompanying Form 10-K,  and, accordingly, we do not express an opinion thereon.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred significant losses and has an accumulated deficit of $50,119,090 as of March 31, 2010. As discussed in Note 2, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/s Jonathon P. Reuben CPA

Jonathon P. Reuben CPA,
An Accountancy Corporation
July 12, 2010, except as to the first paragraph above
and Note 1, which are  as of September 3, 2011

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

	MARCH 31,
	2011	2010
		(restated)
CURRENT ASSETS:
Cash	$483,578	$455,233
Cash held in escrow	367,554	2,750,000
Accounts receivable	113,006	-
Notes receivable	37,899	197,808
Inventory	22,494	54,947
Prepaid expenses	2,852	121,667

Total current assets	1,027,383	3,579,655

OIL AND GAS PROPERTIES, accounted for using the full cost method, net
Unproven	1,212,267	1,050,000
Proven	5,657,975	4,096,039
	6,870,242	5,146,039

PROPERTY AND EQUIPMENT, at cost:
Field equipment	201,187	123,666
Computer equipment	19,759	15,833
Vehicles	79,202	41,281
	300,148	180,780

Less: accumulated depreciation	(61,040)	(36,981)
	239,108	143,799

OTHER ASSETS:
Deferred financing fees and other	109,858	247,978
	109,858	247,978

Total assets	$8,246,591	$9,117,471

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	MARCH 31,
	2011	2010
		(restated)
CURRENT LIABILITIES:
Accounts payable	$685,905	$752,133
Accrued interest	-	53,675
Notes payable, current portion	144,570	68,193
Convertible notes payable, net of unamortized discount	1,190,092	-
Total current liabilities	2,020,567	874,001

LONG-TERM LIABILITIES:
Asset retirement obligation	75,609	71,686
Convertible notes payable, net of unamortized discount	-	38,548
Warrant Liability - Convertible Note (Iroquois)	4,534,069	6,406,365
Derivatives Liability - Convertible Note (Iroquois)	12,809,065	3,314,096
Warrant Liability - ABG	5,860,509	-
Notes payable, less current portion	2,683,649	2,489,780
Warrant liability - Other	670,395	3,992,172

Total liabilities	28,653,863	17,186,648

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 150,000,000 and 20,000,000 shares authorized; 25,869,613 issued and outstanding at March 31, 2011 and 16,659,941 issued and outstanding at March 31, 2010	25,869	16,660
Common stock subscription receivable	-	(88,912)
Additional paid-in capital	47,551,410	42,122,165
Accumulated deficit	(67,984,551)	(50,119,090)

Total shareholders’ deficit	(20,407,272)	(8,069,177)

Total liabilities and shareholders’ deficit	$8,246,591	$9,117,471

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	MARCH 31,
	2011	2010
		(restated)
OPERATING REVENUES:
Oil and gas sales	$1,103,227	$124,815

Total operating revenues	1,103,227	124,815

OPERATING COSTS AND EXPENSES:
Production and operating	967,827	114,320
Impairment of field equipment	1,518	44,579
Depreciation, depletion and accretion	251,599	54,843
General and administrative	4,171,604	2,126,246

Total operating costs and expenses	5,392,547	2,339,988

LOSS FROM OPERATIONS	(4,289,320)	(2,215,173)

OTHER INCOME (EXPENSE):
Gain (loss) on cancellation of indebtedness	33,448	(313,735)
Loss on sale of property and equipment	(3,826)	(24,312)
Interest income	800	32,435
Other income	-	4,699
Interest expense	(1,572,520)	(2,728,804)
Other	(99,575)	-
Change in value of warrant liability	(635,286)	(3,062,571)
Change in value of warrant liability - Iroquois	(6,402,700)	(2,148,271)
Change in value of derivative liability - Iroquois	(1,219,973)	(1,721,094)
Change in value of warrant liability - ABG	(473,603)	-

Total other expense	(10,373,235)	(9,961,653)

NET LOSS	$(14,662,555)	$(12,176,826)

Preferred Dividend	(3,202,906)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(17,865,461)	$(12,176,826)

LOSS PER COMMON SHARE:
Basic and diluted	$(0.95)	$(0.97)

Weighted average number of shares outstanding, basic and diluted	18,851,489	12,588,610

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT FOR YEARS ENDED MARCH 31, 2011 AND 2010

					Common
					Stock	Additional		Totals
	Common Stock		Preferred Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit
BALANCE, March 31, 2009 (as reported)	10,816,200	$10,816	—	$—	$(50,000)	$51,656,296	$(48,432,770)	$3,184,342
Restatement adjustements			—			(12,285,646)	10,490,506	(1,795,140)

BALANCE, March 31, 2009 (restated)	10,816,200	$10,816	—	$—	$(50,000)	$39,370,650	$(37,942,264)	$1,389,202

Compensation recognized on stock option grants	—	—	—	—	—	4,273	—	4,273

Issuance of stock for conversion and settlement of debt	3,234,327	3,234	—	—	—	666,981	—	670,215

Issuance of common stock for cash	1,500,001	1,500	—	—	—	223,500	—	225,000

Warrants issued with stock sales and settlement of debt reclassed to liability	—	—	—	—	—	(107,685)	—	(107,685)

Issuance of common stock for Director and Officer services	776,080	776	—	—	—	518,200	—	518,976

Issuance of common stock for note	333,333	334	—	—	(50,000)	49,666	—	—

Collection of subscription receivable	—	—	—	—	11,088	—	—	11,088

Net gain on deconsolidation of UCH New Mexico, Inc.	—	—	—	—	—	2,593,615	—	2,593,615

Reclassification of warrant liability upon termination	—	—	—	—	—	1,391,493	—	1,391,493

Net loss on foregiveness of debt owed by UHC New Mexico, Inc.	—	—	—	—	—	(2,588,528)	—	(2,588,528)

Net loss	—	—	—	—	—	—	(12,176,826)	(12,176,826)

BALANCE, March 31, 2010 (restated)	16,659,941	$16,660	—	$—	$(88,912)	$42,122,165	$(50,119,090)	$(8,069,177)

Issuance of stock for conversion of note	150,000	150	—	—	—	44,850	—	45,000

Issuance of convertible preferred stock	—	—	2,184	—	—	—	—	—

Conversion of preferred stock for common stock	7,280,000	7,280	(2,184)	—	—	(7,280)	—	—

Issuance of common stock for services	695,275	695	—	—	—	426,815	—	427,510

Issuance of common stock for Director and Officer services	1,218,535	1,218	—	—	—	505,299	—	506,517

Cancellation of common stock for litigation matters	(134,138)	(134)	—	—	50,000	(41,440)	—	8,426

Reclassification to promissory note and accrued interest	—	—	—	—	38,912	—	—	38,912

Preferred stock dividend related to discount on convertible preferred stock issuance	—	—	—	—	—	—	(3,202,906)	(3,202,906)

Fees and expenses related to convertible preferred stock issuance	—	—	—	—	—	(316,446)	—	(316,446)

Reclassification of warrant liability upon termination of warrant agreement						292,330		292,330

Reclassification of warrant liability upon increase in authorized and unissued shares	—	—	—	—	—	4,525,117	—	4,525,117

Net loss	—	—	—	—	—	—	(14,662,555)	(14,662,555)

BALANCE, March 31, 2011	25,869,613	$25,869	—	$—	$—	$47,551,410	$(67,984,551)	$(20,407,272)

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	MARCH 31,
	2011	2010
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,662,555)	$(12,176,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of field equipment	1,518	44,579
Depreciation, depletion and accretion	251,599	54,843
Loss on disposal of property and equipment	3,826	24,312
Net (gain) loss on settlement of debt	(33,448)	313,735
Loss on litigation settlements	99,575	-
Change in value of warrant liability	635,286	3,062,571
Change in value of warrant liability - Iroquois	6,402,700	2,148,271
Change in value of derivative liability - Iroquois	1,219,973	1,721,094
Change in value of warrant liability - ABG	473,603	-
Stock compensation expense	1,794,411	952,310
Amortization of financing fees	129,213	11,240
Amortization of loan discount	898,486	38,548
Non-cash interest	-	2,501,096
Changes in assets and liabilities:
Trade and other receivables	(113,007)	16,970
Short term notes receivable	(66,383)	(21,168)
Inventory	32,453	(44,726)
Prepaid expenses and other assets	125,722	(102,859)
Accounts payable and accrued expenses	198,741	417,059
Accrued interest	418,252	76,086
Note payable - interest	-	(29,636)
Net cash (used in) operating activities	(2,190,035)	(992,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,927,355)	(371,733)
Additions to equipment	(143,177)	(35,177)
Proceeds from sale of working interest	-	1,000,000
Net cash provided by (used in) investing activities	(2,070,532)	593,090

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash held in escrow	2,382,446	(2,750,000)
Proceeds from issuance of common stock	-	225,000
Deferred financing costs	-	(250,311)
Proceeds from issuance of convertible debt	-	3,350,000
Proceeds from issuance of debt	-	250,000
Proceeds from issuance of convertible preferred stock and warrants	2,184,000	-
Fees and expenses related to convertible preferred stock issuance	(316,446)	-
Common stock receivable	38,912	11,088
Net cash provided by financing activities	4,288,912	835,777

NET DECREASE IN CASH	28,345	436,366

CASH, beginning of year	455,233	18,867

CASH, end of year	$483,578	$455,233

- Continued -
See accompanying notes to these consolidated financial statements

	FOR THE YEARS ENDED
	ENDED MARCH 31,
	2011	2010
		(restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$275,112	$-
Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt	$45,000	$-
Warrant reclassifications to equity	$4,525,117	$-
Warrant cancellations and terminations	$292,330	$1,391,493
Warrant issued for stock and settlement of debt	$-	$107,685
Preferred dividend	$3,202,906	$-
Cancellation of Debt	$-	$420,214
Debt discount	$-	$3,350,000
Convertible Note - Warrant Liability	$-	$4,258,094
Convertible Note - Derivatives Liability	$-	$1,593,002
Oil and Gas asset retirement obligation	$(2,000)	$66,227

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Glen Rose Petroleum Corporation (the “Company”) and its wholly owned subsidiaries, Glen Rose Petroleum Services, UHC Petroleum Corporation, UHC Petroleum Services Corporation and National Heritage Sales Corporation.

In February 2010, UHC New Mexico Corporation (“New Mexico”), a wholly owned non-operating subsidiary of the Company was transferred to Blackwood Capital Limited, a company controlled by our Chief Executive Officer. The transfer was a requirement of the Iroquois financing (See Note 8). The Company recognized a gain of $2,593,615 in the deconsolidation of this subsidiary which was credited to additional paid-in capital.  The Company recognized a loss in its forgiveness of the debt due it from New Mexico in the amount of $2,588,528, as the amounts due from New Mexico are deemed uncollectible. The $2,588,528 loss on the forgiveness of debt was charged to additional paid-in capital. In the deconsolidation, the Company lost the tax benefit of New Mexico’s net operating loss carry forwards of approximately $4,660,000.

The name of the Company was changed from United Heritage Corporation to Glen Rose Petroleum Corporation in May 2008.

Concurrent with the name change, the Company entered into a statutory merger whereby it moved its state of incorporation from Utah to Delaware and United Heritage Corporation, the Utah Corporation, merged into the newly formed Delaware Corporation, Glen Rose Petroleum Corporation.

All significant intercompany transactions and balances were eliminated in consolidation.

Nature of Operations

Glen Rose Petroleum Corporation owns contiguous oil and gas properties located in Edwards County, Texas. The Company began production of the Texas properties during the year ended March 31, 2000. The Company sold a significant portion of its oil and gas properties in 2007. The Company continues to operate its remaining contiguous oil and gas properties including the Wardlaw and Adamson leases located in Edwards County, Texas and does not operate oil and gas properties in any other fields or areas.

Revenue Recognition

Oil and gas production revenues are recognized at the point of sale. Production not sold at the end of the fiscal year is included as inventory in the accompanying consolidated financial statements.

Inventory

Inventory consists of oil in tanks, which is valued at the lower of the cost to produce the oil or the current available sales price.

Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and natural gas producing activities. Accordingly, all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including directly related overhead costs, are capitalized.

Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the ceiling) equal to the sum of: (i) the after tax present value of estimated future net revenues computed by applying the 12‐month un‐weighted first‐day‐of‐the‐month average oil and gas prices to the Company’s proved year‐end reserve quantities, less future production, development, site restoration, and abandonment costs derived based on current costs assuming continuation of existing economic conditions and computed using a discount factor of ten percent; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depletion is provided using the unit‐of‐production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit‐of‐production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss would be recognized in the statement of operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets primarily by the straight-line method as follows:

Field and Computer Equipment	3-14 years
Vehicles	3-5 years

Gains and losses resulting from sales and dispositions of property and equipment are included in current operations. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the years ended March 31, 2011 and 2010 amounted to $42,523 and $24,834, respectively. During the years ended March 31, 2011 and March 31, 2010, the Company deemed the net cost of certain oil producing equipment impaired and charged $1,518 and $44,579 to operations respectively.

Loss per Common Share

The Company applies the provisions of ASC Topic 260-10, Earnings Per Share (“EPS”). ASC Topic 260-10 provides for the calculation of basic and diluted earnings per share.  Basic EPS includes no dilution and is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended March 31, 2011 and March 31, 2010, basic and diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. At March 31, 2011, the Company had potential common shares consisting of options and warrants exercisable into 51,171,532 shares, debt convertible into 12,010,343 shares, and an option granted to convert a 12.5% working interest in the Company’s Wardlaw and Adamson leases into 2,222,222 shares. At March 31, 2010, the Company had potential common shares consisting of options and warrants exercisable into 28,727,086 shares, debt convertible into 11,166,667 shares, and an option granted to convert a 12.5% working interest in the Company’s Wardlaw lease into 2,222,222 shares.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates of oil and gas reserves, the asset retirement obligation and impairment on proved and unproved properties are inherently imprecise and may change materially in the near term.

Oil and natural gas reserve estimates, which are the basis for unit‐of‐production depletion and the ceiling test, have inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

Financial Instruments

Financial instruments consist of cash, accounts receivable, accounts payable and notes payable. Recorded values of cash, receivables, payables and short-term debt approximate their respective fair values due to short maturities of these instruments. Recorded values of long-term notes payable approximate fair values, since their effective interest rates are commensurate with prevailing market rates for similar obligations.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company's stock to non-employees for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-10, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and ASC Topic 505-50, Equity-Based Payments to Non-Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with ASC Topic 505-10, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

Stock-Based Compensation

The Company accounts for its stock-based compensation to employees in accordance with the provisions of the ASC Topic 718, Compensation—Stock Compensation. These provisions require, among other things: (a) the fair value of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. Also in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common stock awards are also granted to various employees from time to time for merit purposes or in conjunction with hiring. Board members also receive common stock awards as part of their annual compensation. The fair value of common stock awards is defined as the closing trading price of the Company's common stock on the date of grant.

All stock options and consultant warrants currently outstanding were valued using the Black-Scholes option pricing model, which requires extensive use of accounting judgment and financial estimates, including estimates of how long the holder will hold its vested stock options before exercise, the estimated volatility of the Company's common stock over the expected term, and the number of options that will be forfeited prior to the completion of vesting requirements.

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

Warrant and Derivative Liabilities

The Company issued, in March 2010, convertible notes payable with warrants and, in a separate transaction in January 2011, issued Series D convertible preferred stock with warrants. In analyzing the March 2010 convertible notes and the January 2011 financing transaction, the conversion option for the notes payable and warrants associated with both transactions each have certain anti-dilution and other provisions that cause them to be a derivative and liability, respectively. The put option provision of the March 2010 convertible notes is at a 20% premium which causes it also to be a derivative.  The derivative liabilities associated with the March 2010 convertible note will be revalued each reporting period and any increase or decrease will be recorded to the statement of operations under the caption “Change in value of derivative liability - Iroquois”.  The warrant liabilities associated with the March 2010 convertible note will be revalued each reporting period and any increase or decrease will be recorded to the statement of operations under the caption “Change in value of warrant liability - Iroquois”.  The warrant liabilities associated with the January 2011 financing transaction will be revalued each reporting period and any increase or decrease will be recorded to the statement of operations under the caption “Change in value of warrant liability - ABG”.

In order to properly evaluate the fair value of the derivatives and warrants, the Company engaged an independent valuation firm to perform a model valuation.  Together with this independent valuation firm, the Company determined that the fair value of the derivatives is estimated by calculating the fair value of the convertible notes with and without the derivatives and that the difference is the estimated fair value of the derivatives.  The independent valuation firm created a Monte Carlo simulation model which more adequately captures the dilution effects of the Company’s entire capital structure by modeling the derivatives and all the classes of warrants which might have a material dilutive effect. Within each trial of the simulation, the common stock price is based on the simulated enterprise value. For each class of warrants, if the stock price is above the current strike price on the exercise date, the warrant is assumed to be exercised. In order to determine the stock price for any given enterprise value the simulation is repeated multiple times until the stock price converges. This approach effectively captures the dilution effects of warrants and convertible note and its derivatives. The underlying value of the model is Enterprise Value, and each Claim is treated as a “claim” on the Enterprise Value. Since the common stock price is not the underlying value, the volatility implied by the model is not equal to the volatility used under a closed-form Black-Scholes model which values the warrants with the common stock as the underlying security. In the opinion of the independent valuation firm and management, modeling Enterprise Value is preferable due to the high level of risk in the Company’s debt and the lack of an exogenous source for the size and volatility of the Company’s credit spread. Moreover, the Enterprise Value model more effectively captures the default feature of notes and the down round feature of the warrants.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For more information regarding the warrant and derivative liability associated with the Convertible Notes Issued in March 2010, refer to Note 8.

For more information regarding the warrant liability associated with the Series D convertible preferred stock, refer to Note 9.

Reclassifications

Certain reclassifications have been made to conform the March 31, 2010 amounts to the March 31, 2011 presentation for comparative purposes.

Restatement

During the January 2011 offering of convertible preferred stock (“Regulation S Offering”) with warrants the Company realized that on May 22, 2008 when it entered into a statutory merger whereby it moved its state of incorporation from Utah to Delaware (See Note 9) the number of authorized shares was inadvertently changed from 125,000,000 to 20,000,000.  In conjunction with the January 2011 Regulation S Offering, the Company applied to the State of Delaware to authorize 150,000,000 shares of common stock, which was completed on March 7, 2011.   For the period from May 22, 2008 through March 7, 2011, the Company had warrants outstanding in excess of the authorized and unissued common shares and as such in accordance with ASC Topic 815, Derivatives and Hedging, these warrants should have been classified as liabilities. In addition, as part of the process of closing the Company’s financial records for the year ended March 31, 2011, it noted the convertible debt and warrants issued in March 2010 and other transactions were not recorded correctly. The conversion option, which includes certain anti-dilution provisions, and a put option that includes a 20% premium, should have been bifurcated from the host contract and adjusted to fair value in accordance with ASC Topic 815.  In addition the warrants also contain anti-dilution provisions that require liability classification in accordance with ASC Topic 815.  As a result,  the Company concluded that its financial statements for the year ended March 31, 2010, required a restatement to reflect these changes.

A summary of significant effects of the restatement follows:

On May 22, 2008, the Company had 20,307,087 warrants outstanding that carried a fair value of $11,926,934 as of that date and a fair value of $1,784,348 as of March 31, 2009.  As of May 22, 2008, the Company made an adjustment to reclassify the warrants from equity to a liability and at March 31, 2009 the fair value was adjusted.  For the year ended March 31, 2010, 3,733,332 warrants at a fair value of $536,746 at grant date were issued and 9,000,000 warrants at a fair value of $1,391,493 at termination date were cancelled.  At March 31, 2010 the fair value of the warrants outstanding, not including the warrants issued with the convertible notes, was $3,992,172.  For the year ended March 31, 2011, 2,913,336 warrants at a fair value of $860,384 at grant date were issued, not including warrants issued with the January 2011 Regulation S Offering. On March 7, 2011, the fair value of the warrants outstanding, not including the warrants issued with convertible notes or with the January 2011 Regulation S Offering or 1,335,000 warrants due to certain consultants (See Note 9) was $4,525,117 and was reclassified to additional paid-in capital.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The convertible notes issued on March 3, 2010 included anti-dilution provisions in the conversion option and the warrants that allow for a reset of the respective conversion and exercise prices in certain situations when the Company issues common shares at a lower price.  Additionally, the convertible notes include a provision that allows the creditors to put the notes back to the Company at a 20% premium in certain change of control or default situations.  In order to determine the fair value of the embedded derivatives and the warrant liability the Company utilized a Monte Carlo simulation methodology. As of March 3, 2010, the fair value of the derivatives was $1,593,002 and the fair value of the warrant liability was $4,258,094.  Due to the number of common shares on a fully-diluted basis offered to the creditors, the fair value of the derivatives and the warrant liability exceeded the principal amount of the convertible notes and so the Company recorded interest expense of $2,501,096 upon the date of issuance.  The original issue discount of $3,350,000 is being amortized over the life of the debt using the effective interest rate method and for the year ended March 31, 2010 the amortization was $38,548.

Stock based compensation expense of $829,852 was reclassed from a separate category for stock based compensation in the statement of operations to general and administrative expense in accordance with ASC Topic 718, Stock Compensation. Additionally $122,458 of stock based compensation related to warrants issued to consultants was recorded for the year ended March 31, 2010.

The disclosures for the Company’s deferred tax assets were not in accordance with ASC Topic 740, Income Taxes.  The amounts were not based on cumulative balances and the Company had not correctly estimated the limitation of the net operating loss carryforwards related to a previous change of control.

Independent petroleum engineers have estimated the Company’s proved oil and gas reserves, all of which are located in Edwards County, Texas. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.  The original reserve report for fiscal year ended March 31, 2010 was not prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards, which require that calculations be based on the twelve month un-weighted first-day-of –the-month average price for March 31, 2010.  As such, the Company corrected the report and restated the related disclosures in the supplementary financial information in Note 15 of the financial statements.  The effect of these adjustments was not material to the recorded depreciation, depletion and accretion amounts reported for the year ended March 31, 2010.

	Year Ended March 31,		Year Ended
	2010 (As Previously		March 31, 2010
	Reported)	Amount of Change	(As Restated)
Statement of Operations
General and administrative	$1,052,914	$1,073,332	$2,126,246
Stock based compensation	829,852	(829,852)	-
Interest expense	237,184	2,491,620	2,728,804
Change in value of warrant liability	-	3,062,571	3,062,571
Change in value of warrant liability - Iroquois	-	2,148,271	2,148,271
Change in value of derivative liability - Iroquois	-	1,721,094	1,721,094
Net loss	(2,509,790)	(9,667,036)	(12,176,826)
Loss per share (basic and diluted)	$(0.20)	$(0.77)	$(0.97)

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2010 (As		March 31, 2010
	Previously Reported)	Amount of Change	(As Restated)
Balance Sheet
Convertible notes payable, net of unamortized discount	$1,906,908	$(1,868,360)	$38,548
Warrant liability - Convertible note	-	6,406,365	6,406,365
Derivatives liability - Convertible note	-	3,314,096	3,314,096
Warrant liability - Other	-	3,992,172	3,992,172
Additional paid-in capital	54,550,837	(12,428,673)	42,122,165
Accumulated Deficit	$(50,942,560)	$823,470	$(50,119,090)

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flows which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss of $14,662,555 and a net loss attributable to common shareholders of $17,865,461 for the fiscal year ended March 31, 2011 and has an accumulated deficit of $67,984,551, at March 31, 2011.

The Company intends to continue its planned capital expenditure to continue its reworking and drilling programs, but does not have sufficient realized revenues in order to finance these activities internally.  As such, the Company intends to seek financing(s) in order to fund its working capital and capital expenditure needs.

Although the Company recently obtained additional financing of approximately $1.9 million in July 2011 (see Note 17), which should provide the needed funds for continued operations and drilling program in the short term, the Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern.  If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all.  To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business.  Furthermore, certain of the Company’s current creditors may be required to approve any such transaction.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. CONCENTRATION OF CREDIT RISKS

During the years ended March 31, 2011 and 2010, the Company’s only operations pertained to its oil and gas producing activities in which it sold its production to one customer.  However, the Company believes that other purchasers are available for its production, although, this has not yet developed and the Company remains subject to the risk of its one customer’s solvency relating to outstanding balances.

The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured cash balances totaled approximately $601,132 at March 31, 2011. Cash held in escrow of $367,554 as of March 31, 2011 is from the proceeds received in January 2011 from the issuance of Series D convertible preferred stock (Note 9) and $2,750,000 as of March 31, 2010 is from the proceeds received from the issuance of convertible notes (Note 8) in March 2010.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTE RECEIVABLE

Bowie Operating Company LLC

The loan due from Bowie Operating Company, LLC was assessed interest at a rate of 18% per annum. The loan was evidenced by a secured promissory note, which was in default, and was due on demand after September 1, 2009. Bowie Operating Company LLC was a related party at the inception of this note. This note was subject to a lawsuit with a former officer of the Company. The lawsuit was settled on August 2, 2011 and the balance of the note plus accrued interest was written off and charged to operations as of March 31, 2011. The balance of the note, including accrued interest as of March 31, 2011 and 2010 was $0 and $165,437.

Buccaneer Energy Corporation

The loan due from Buccaneer Energy Corporation was assessed interest at a rate of 18% per annum. The loan was evidenced by a secured promissory note, which was in default, and was due on demand after December 31, 2009. Buccaneer Energy Corporation was a related party at the inception of this note. This note was subject to a lawsuit with a former officer of the Company. The lawsuit was settled on August 2, 2011 and the balance of the note plus accrued interest was written off and charged to operations as of March 31, 2011. The balance of the note, including accrued interest as of March 31, 2011 and 2010 was $0 and $32,371.

5. INVENTORY

Inventory consists of the following:

	March 31
	2011	2010
Oil in tanks	$22,494	$54,947

6. ASSET RETIREMENT OBLIGATIONS

ASC Topic 410-20, Accounting for Asset Retirement Obligations,  establishes accounting and reporting standards for the legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development and the normal operation of long-lived assets. It requires that the fair value of the liability for asset retirement obligations be recognized in the period in which it is incurred. Upon initial recognition of the asset retirement liability, an asset retirement cost is capitalized by increasing the carrying amount of the long-lived asset by the same amount as the liability. In periods subsequent to initial measurement, the asset retirement cost is allocated to expense using a systematic method over the asset’s useful life. Changes in the liability for the asset retirement obligation are recognized for (a) the passage of time and (b) revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

A reconciliation of the changes in the estimated asset retirement obligation follows:

	March 31,	March 31,
	2011	2010
Beginning asset retirement obligations	$71,686	$-
Additional liability incurred	-	66,227
Liabilities assumed by others	(2,000)	-
Accretion expense	5,923	5,459
Ending asset retirement obligation	$75,609	$71,686

During the years ended March 31, 2011 and 2010, accretion expense of $5,923 and $5,459, respectively, was recognized and is reported in the consolidated statements of operations.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. NOTES PAYABLE

	March 31,	March 31,
	2011	2010
Blackwood Ventures LLC	$31,320	$28,935
Litigation settlement with Joseph “Chip” Langston	120,000	-
Buccaneer Energy Corporation	-	39,258
PE Consulting	13,250	-
Lothian Put Option holders	2,663,649	2,489,780
	2,828,219	2,557,973
Less current portion	144,570	68,193
Notes payable, less current portion	$2,683,649	$2,489,780

Blackwood Ventures LLC

Through March 31, 2010, Blackwood Ventures LLC made advances to the Company totaling $426,000, which have been assessed interest at an annual rate of 8%. Accrued interest is payable quarterly. Of the amount advanced, $250,000 and related accrued interest are subject to a Convertible Debenture Agreement. Pursuant to the terms of the Debenture, in lieu of receiving cash, Blackwood has the right to receive shares of the Company’s common stock as payment for accrued interest at a conversion price of 5% over the bid price on the date of payment.  The advances are convertible into common stock of the Company at price per share of $ 0.19.  The debenture matured on September 30, 2010.

For the year ended March 31, 2010, the Company issued 2,600,410 shares of its common stock to Blackwood in exchange for the cancellation of $489,078 of loans, advances, accrued compensation, and accrued interest.

As of March 31, 2011 and 2010, principal and accrued interest is $31,320 and $28,935 respectively. Interest charged to operations on the debenture during the years ended March 31, 2011 and 2010 amounted to $2,385 and $22,735, respectfully.

Howard Berg

On August 5, 2009, the Company borrowed a total of $250,000 from Dr. Howard Berg. The amounts borrowed bore interest at a rate of 18% per annum. The amounts borrowed and accrued interest were secured by all of the shares of UHC Petroleum Corporation owned by the Company.  In connection with the loan, the Company granted warrants to Berg to purchase 250,000 shares of its common stock at $0.33 per share that expired on January 3, 2011 and warrants to purchase 250,000 shares of its common stock at $0.67 per share expiring on July 30, 2012. The granted warrants allow for cashless exercises.

The Company initially recognized a $67,350 discount on the $250,000 principal amount of the note. The discount was amortized over the 3 month life of the note. Interest charged to operations on the note for the year ended March 31, 2010 amounted to $25,136. Interest charged to operations on the amortization of the discount for the year ended March 31, 2010 was $23,494.

On February 26, 2010, the Company paid $100,000 and issued 603,917 shares of its restricted common stock to Dr. Berg, in full payment of the amounts due totaling $275,136. The Company recognized a gain of $4,235 on this transaction.

Lothian Oil Note Payable

In February 2006, certain option agreements with shareholders of Lothian Oil, Inc. were modified and granted the shareholders a put option to require the Company to purchase said options for a price of $4.00 per share less the purchase price of $1.50 per share by making demand between April 1, 2008 and April 10, 2008 (“Put Option”). The Put Holders exercised their rights in the required period, but the Company had insufficient funds to meet the demand and these obligations totaling $2,147,770 were recognized as a liability by the Company.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, the Company entered into novation agreements with the option holders to convert the put option liabilities into unsecured notes payable totaling $2,489,780. These notes are assessed interest at an annual rate of 4% and mature on September 30, 2011, when the principal balances and accrued interest thereon are due;   however, the Company has the right to extend the maturity dates to September 30, 2012 with an increase in the interest rate charged on the notes to 6% per annum. The Company recognized a loss of $342,010 on the conversion, which was charged to operations in March 2010.

Interest accrued on these notes and charged to operations for the years ended March 31, 2011 and 2010 amounted to $151,462 and $22,408 respectively. The balance of this obligation, including accrued interest, is $2,663,649 and $2,489,780 on March 31, 2011 and March 31, 2010, respectively. The entire amount is classified as long-term because the Company intends to exercise its right to extend the maturity to September 30, 2012.

Buccaneer Energy Corporation

During the year ended March 31, 2009, Buccaneer Energy Corporation advanced $32,500 to UHC Petroleum Corporation. The advances were evidenced by an unsecured promissory note that was due on demand after December 31, 2009. The advances were assessed interest at a rate of 18% per annum. This note was subject to a lawsuit with a former officer of the Company. The lawsuit was settled on August 2, 2011 and the balance of the note $32,500 plus accrued interest of $12,393 was written off and credited to operations as of March 31, 2011.

Litigation Settlement with Joseph “Chip” Langston

On August 2, 2011 a litigation settlement was reached with Joseph “Chip” Langston, the Company’s former Chief Financial Officer.  The settlement covered the Langston Family Partnership and Langston Family Partnership and Buccaneer Energy Corporation and the Glen Rose Petroleum Corporation v. Joseph Langston matters.

In the settlement agreement, Mr. Langston agreed to discontinue and withdraw all legal claims with prejudice in exchange for receiving $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter and returning all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership.

Since the assets, liabilities and equity items related to the Langston litigation matters pertain to periods ending prior to the current fiscal year; the following items were removed from the Balance Sheet as of March 31, 2011.  The balances represent the amounts related to these accounts as of March 31, just prior to being adjusted to $0.

March 31,
2011
Settlement of Assets:
Notes receivable from Buccaneer Energy Corporation	$37,017
Notes receivable from Bowie Operations	189,274
Common stock receivable from Joseph Langston	50,000
$276,291
Settlement of Liabilities and Equity:
Common stock issued to Joseph Langston Family Fund	$41,574
Notes payable to Buccaneer Energy Corporation	39,258
Accounts payable to Joseph Langston and Langston related businesses	129,071
$209,903

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the settlement required the Company to make an initial payment to Mr. Langston of $80,000.  As of March 31, 2011 this initial payment was recorded as a current payable to Mr. Langston. The initial payment was made when the settlement was signed on August 2, 2011.  In addition to the initial payment, twelve monthly payments of $3,333 are required.  The monthly payments will commence on October 15, 2011.  As of March 31, 2011, $20,000 of these payments was recorded as a current payable, while the remaining $20,000 in monthly payments was recorded a non-current payable.

As of March 31, 2011 a loss related to the Langston settlement was recorded in the Consolidated Statement of Operations for $157,905 and the Company also wrote off interest income of $28,843.  Additionally, unrelated to the Langston Settlement, the Company resolved accounts payable disputes that resulted in a gain of approximately $60,000 during the year ended March 31, 2011.

8. CONVERTIBLE DEBT

On March 3, 2010, the Company issued secured convertible notes and warrants to Iroquois Capital Opportunity Fund LP (“Iroquois”) and 12 other investors in exchange for $3,350,000. The notes mature in two years and accrue interest at an annual rate of 8%. As of January 13, 2011, the Company agreed that interest, from and after October 1, 2010 and through the maturity date, would accrue at the rate of 15% per annum. The Company can elect to pay quarterly interest in excess of 8% by allonge to the notes effectively adding tthe same to the principal balance.  The outstanding principal and interest on the notes is convertible into common stock of the Company at the option of each note holder at $0.30 per share with the Company having the right to force conversion once the Company achieves a greater than $1.25 share price and minimum daily volume of $2,000,000.  Upon the occurrence of a default that continues for more than 30 business days, a change of control or certain other events, the Noteholders can demand redemption of the outstanding notes at a price of 120% of the principal plus accrued and unpaid interest. The original maximum number of conversion common stock shares for the notes’ principal amounts, assuming all shares are converted was 11,166,667 shares of common stock. As of March 31, 2011, one of the Note holders converted $45,000 of the Note balance into stock, resulting in the conversion of principal equivalent to 150,000 shares of common stock, making the remaining maximum number of conversion shares of common stock for the notes’ principal amounts plus accrued and unpaid interest, assuming all remaining shares are converted, 12,010,343 shares of common stock.  Subsequent to March 31, 2011, an additional $38,000 was converted into 127,362 shares.  The Company incurred loans fees of $250,311, which has been deferred and is being amortized over the life of the notes.

The notes are secured by all of the Company’s and its subsidiaries’ assets. The investors also received a total of 11,166,667 warrants exercisable at $0.60 per share with five year terms.  The warrants have cashless exercise provisions.  These warrants and conversion option contain certain reset provisions including (i) should the Company issue common stock to third parties for consideration less than the note conversion price or the warrant exercise price during the term of the notes or warrants, the note conversion price and the warrant exercise price shall be adjusted downward to equal the price at which the Company issued that common stock (referred to as the “down-round” feature, and (ii) should certain events occur, the number of warrants at the new exercise price shall be increased. On January 24, 2011, the Company issued Series D convertible preferred stock to third-party investors in a Regulation S Offering (see Note 9) at a conversion price of $0.30 per share.  Due to the provisions of that stock offering and the warrant reset provisions, the Company adjusted the exercise price of the warrants to $0.30 per share and increased the number of warrants to 22,333,334.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with terms of the loan, the $3,350,000 was placed in escrow. Pursuant to the terms of the Escrow Agreement, funds were held in escrow and were released at the Company’s written request. As of March 31, 2011, all funds were released from escrow at the written permission of the Note holders.

In analyzing this transaction the Company considered all the terms and provisions of the convertible notes and the warrants. As a result of the down-round feature discussed above the Company applied the provisions of ASC Topic 815-15, Derivatives and Hedging, and concluded the conversion option is required to be bifurcated from the host contract and adjusted to fair value at each reporting period.  The warrants also have the same down-round feature and thus the Company has concluded that the warrants are required to be classified as a liability and will be adjusted to fair value at each reporting period.  In addition, the Company determined that the noteholders right to demand redemption of the notes upon certain events occurring also needs to be bifurcated.  The convertible notes were recorded net of a discount of $3,350,000 due to the fair value of the warrants and derivatives amounting to $4,258,094 and $1,593,002, respectively, and being in excess of the principal value of the convertible notes.  The difference of $2,501,096 between the discount and the fair value of the warrants and derivatives was recorded as interest expense at issuance.  The discount is being amortized and charged to operations over the two year life of the notes using the effective interest method.

The initial fair value of the warrants of $4,258,094 and the initial fair value of the derivatives of $1,593,002 was calculated using the Monte Carlo simulation model.  The underlying value of the model is Enterprise Value, and each Claim is treated as a Claim on the Enterprise Value. Since the common stock price is not the underlying value, the volatility implied by the model is not equal to the volatility used under a closed-form Black-Scholes model which values the warrants with the common stock as the underlying security. The Enterprise Value volatility used at March 31, 2011 and 2010 was 83.6% and 66.7, respectively.

Amortization of the discount that was charged to Interest Expense for the years ended March 31, 2011 and 2010 amounted to $898,486 and $38,548, respectively.  Interest charged to operations on the principal balance of the notes for the years ended March 31, 2011 and 2010 totaled $505,004 and $31,267, respectively.

The following is a summary of amounts related to the notes as of March 31, 2011 and 2010 and for the years then ended:
Consolidated Balance Sheet – Assets

		March 31,
	March 31,	2010
	2011	(restated)
Deferred financing fees	$250,311	$250,311
Accumulated amortization	(140,453)	(11,240)
Net deferred financing fees	$109,858	$239,071

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet – Liabilities

		March 31,
	March 31,	2010
	2011	(restated)
Face value of Convertible Notes	$3,350,000	$3,350,000
Unamortized Original Issue Note Discount	(2,412,966)	(3,311,452)
Accrued and unpaid interest	298,058	-
Conversions	(45,000)	-
Convertible notes payable, net of unamortized discount	$1,190,092	$38,548

Warrant Liability – Convertible Note (Iroquois)	12,809,065	6,406,365
Derivatives Liability – Convertible Note (Iroquois)	4,534,069	3,314,096

Carrying value of notes and liabilities	$18,533,226	$9,759,009

Consolidated Statement of Operations

		Year Ended
	Year Ended	March 31,
	March 31,	2010
	2011	(restated)
Other Income / Expenses
Interest Expense - Principal	$(505,004)	$(31,267)
Interest Expense – Deferred Financing	(129,213)	(11,240)
Interest Expense – Loan Discount	(898,486)	(38,548)
Interest Expense – Initial Charge	-	(2,501,096)
Change in Convertible Note Warrant Liability	(6,402,700)	(2,148,271)
Change in Convertible Note Derivative Liability	(1,219,973)	(1,721,094)
	$(9,155,376)	$(6,451,516)

Working Interest in Oil Properties

In February 2010, the Company sold a 12.5% working interest in the production of newly drilled wells located in Wardlaw Field to Glen Rose Partners I, LLC, (“GRP1”) for $1,000,000. The purchase and sale agreement excludes certain existing producing wells. GRP1 has the right to participate in all non-excluded wells, including wells on the Adamson leases.  Pursuant to the terms of the purchase and sale agreement, the Company is required to pay all of GRP1’s drilling and production costs until GRP1’s carried costs equal $2,000,000, of which $47,086 had been paid through March 31, 2011.  Further, for five years, GRP1 will also have conversion rights to convert its working interest in the Wardlaw Prospect with an imputed value equal to the working interest purchase price as adjusted, into the Company’s common stock in the same manner as the secured convertible notes are convertible, except that GRP1 conversion price shall be 150% of the secured convertible notes’ conversion price in effect as of the conversion date,($0.45 as of March 31, 2011)  provided that the secured convertible notes remain outstanding on the date of such conversion.  GRP1 is an affiliate of Iroquois Capital Opportunity Fund, LP.

The Company included the $1,000,000 purchase price and is adding the carried interest to the full cost pool in accordance with ASC Topic 932, Extractive Activities – Oil and Gas. The Company considered if the conversion option was required to be bifurcated from the host contract and concluded it did not because the conversion option and the host contract are clearly and closely related.

9. SHAREHOLDERS’ EQUITY

In January 2008, the Company reincorporated and changed its domicile from Utah to Delaware pursuant to a Reincorporation and Merger Agreement. Prior to the reincorporation, the Company had 120 million common shares authorized. In the reincorporation, the Company believed it maintained the same number of authorized shares. However, by reason of an administrative error on the part of the Company, this was not the case, and only 20 million common shares were authorized for issuance. The Company discovered this technical defect in December 2010 and immediately acted to cure the defect by obtaining majority shareholder approval to increase the number of authorized shares to 150 million which was effective in March 2011.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2008 the Company issued Joseph Langston, its then CFO and President, a total of 66,667 shares of its common stock in exchange for a $50,000 subscription receivable. The $50,000 balance due from Mr. Langston was subject to a lawsuit which was settled on August 2, 2011.  As a result of the settlement, the $50,000 subscription receivable was written off and respective shares reversed (the shares were not previously issued).

In November 2009, the Company issued 500,000 shares of its common stock to World Link Partners, LLC for   $25,000 in cash and two promissory notes, each in the amount of $25,000. The $50,000 balance due was assessed interest at a rate of 8% per annum.  World Link Partners LLC made a payment of $12,500. The notes were due to mature on September 30, 2010. As of March 31, 2011, the Company classified the principal balance outstanding of $37,899 as short term notes receivable because the Company received full payment of the outstanding principal and accrued interest in May 2011.

In December 2009, the Company issued 500,000 shares of its common stock for $75,000.  In connection with the issuance, the Company granted warrants to purchase 125,000 shares of its common stock for $0.50 per share and warrants to purchase 125,000 shares of its common stock at $1.00 per share. The $0.50 warrants expired on December 31, 2010 and the $1.00 warrants expired on June 30, 2011.

In January 2010,  Blackwood Ventures LLC subscribed for an additional 833,334 shares of Common Stock at  $0.15 per share or $125,000 under the private placement approved by the Board of Directors at the March 3, 2010 Board Meeting.  This is a related-party transaction.

In January 2011, the Company entered into purchase agreements with accredited non-U.S. investors for the issuance and sale of an aggregate of 7,000 units.  Each unit consisted of 7,000 shares of the Company’s Series D Convertible Preferred Stock, par value $.0001 per share, and warrants for aggregate proceeds equal to $2,184,000 from the sale. ABG Sundal Collier Norge ASA who acted as an advisor to the investors in connection with the Sale, was issued 280 shares of Series D Convertible Preferred Stock in connection with the Sale.  The Shares were convertible into 7,280,000 shares of the Company’s common stock, automatically upon the effectiveness of an amendment to the Company’s articles of incorporation increasing its authorized common stock to not less than 125 million shares. The shares were valued at $2,184,000.

Each unit also consisted of one warrant for each common share in which the preferred shares are convertible for a strike price of $0.40 per share exercisable anytime prior to the second anniversary of the issue date and one warrant for each common share in which the preferred shares are convertible for a strike price of $0.60 per share exercisable anytime prior to the third anniversary of the issue date.  The warrants contain anti-dilution provisions that would reset the strike price under certain conditions if the Company issues common stock at a price lower than the applicable strike price within twelve months from the date of issuance (approximately January 2012).

In analyzing this transaction the Company concluded that the Series D preferred stock did not fall under ASC Topic 480, Distinguishing Liabilities and Equity and as such is classified as equity.  The Company also considered whether the conversion option required bifurcation in accordance with ASC Topic 815 and determined that the conversion option and the host contract are clearly and closely related and so bifurcation is not required.  As a result of the anti-dilution provisions the warrants are required to be classified as liabilities and adjusted to fair value for the twelve months that the anti-dilution provision is effective (after that time the warrants would be reclassified to equity if they are still outstanding).

The Company also considered whether there is a beneficial conversion feature discount as a result of a favorable conversion price. On the commitment date the Company’s stock price was $.57 per share and the conversion price is $.30 per share. However, due to the fair value of the warrant liability none of the proceeds are allocated to the preferred stock. In accordance with ASC Topic 470-20 any beneficial conversion feature would be limited to the proceeds allocated to the preferred stock and so then the beneficial conversion feature discount in this case is $0.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the discount of $3,202,906 that results from the fair value of the warrants being in excess of the proceeds is amortized immediately during the fourth quarter when the Series D preferred stock was issued because the preferred stock was converted to common in March 2011.

Issuance of Common Stock for Conversion of Debt

In December 2009, the Company issued 333,334 shares of its common stock to Blackwood Ventures, LLC, a related party, in consideration for a release of liability in the amount of $50,000 under a debenture issued by the Company. In connection with this issuance, the Company granted warrants to Blackwood to purchase 291,666 shares of its common stock for $0.50 per share and warrants to purchase 291,666 shares of its common stock at $1.00 per share. The $0.50 warrants expired on December 31, 2010 and the $1.00 warrants expired on June 30, 2011.

In December 2009, the Company issued 30,000 shares of its common stock in consideration for the cancelation of a $9,000 liability due for services.  The Company recognized a gain in the amount of $3,000 on this transaction.

In December 2009, the Company issued 833,334 shares of its common stock to Blackwood Capital, in consideration for $125,000 it owed for accrued services.  The Company recognized additional expense of $41,667 to its operations on this transaction. In connection with this issuance, the Company granted warrants to Blackwood to purchase 208,333 shares of its common stock for $0.50 per share and warrants to purchase 208,333 shares of its common stock at $1.00 per share (the warrant agreements were not executed until June 2010). The $0.50 warrants expired on December 31, 2010 and the $1.00 warrants expired on June 30, 2011.

In February 2010 the Company paid $100,000 and issued 603,917 shares of its restricted common stock to Dr. Berg, in full payment of the amounts due totaling $275,136 (See Note 7).

In March 2010, the Company issued 1,433,742 shares of common stock in consideration for the cancelation of its convertible debt of $250,000 and accrued interest of $22,411.

Warrants Exchange and Warrants Issued for Services

In March 2010, the Company entered into an agreement with DK True Energy Development, Ltd (“DK”) to cancel warrants previously granted to it to purchase 5,250,000 shares of the Company’s common stock at a price per share of $1.05 with a five year term. In exchange for the cancelation of these warrants, the Company issued new    warrants to DK to purchase 729,167 shares of the Company’s common stock at price of $1.05 per share expiring on November 28, 2011.  The new warrants were valued at $83,596 which was charged to operations.

In March 2010, the Company also entered into an agreement with RTP Secure Energy Corp. (“RTP”) to cancel warrants previously granted to it to purchase 3,750,000 shares of the Company’s common stock at a price per share of $1.05 with a five year term. In exchange for the cancelation of these warrants, the Company issued RTP new warrants to purchase 520,833 shares of the Company’s common stock at price of $1.05 per share expiring on November 28, 2011.  The new warrants were valued at $80,526 which was charged to operations.

In addition to issuing the new warrants, the Company also paid $150,000 which was charged to equity pursuant to ASC Topic 718-20, Stock Compensation – Awards Classified as Equity.

In addition to the above, during the year ended March 31, 2010, the Company granted warrants to purchase 1,716,666 shares of common stock to certain consultants as compensation for services rendered.  The warrants had an initial grant date fair value of $264,939 which was charged to operations.  The exercise prices of these warrants ranged from $0.33 to $2.00.

During the year ended March 31, 2011, the Company granted warrants to purchase 4,518,336 shares of common stock to certain employees and consultants as compensation for services rendered.  The warrants had an initial grant date fair value of $860,384 which was charged to operations.  The exercise prices of these warrants ranged from $0.40 to $1.50.

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

During the year ended March 31, 2010, the Company issued 776,080 shares of common stock to certain members of the Board of Directors and officers as compensation for their past services rendered. The shares were valued at $518,976 which was charged to operations.

During the year ended March 31, 2010, the Company granted options to purchase 30,000 shares of common stock to certain directors and officers as compensation for their services. The options had an initial grant date fair value of $7,200, which is being amortized to operations. The exercise prices of these options ranged from $0.19 per share to $0.32 per share.

Director’s compensation was amended on April 8, 2010. Under the revised plan, commencing on April 1, 2010 each director will receive a fixed amount of 20,000 shares of the Company’s common stock per month paid and delivered in certificate form quarterly in advance.

During the year ended March 31, 2011, the Company issued 1,218,535 shares of common stock to certain members of the Board of Directors and officers as compensation for their past services rendered. The shares were valued at $506,517 which was charged to operations.

During the year ended March 31, 2011, the Company did not grant any options for services.

In October 2010, the Company issued 37,500 shares of common stock to a consultant as compensation for services rendered under a consulting agreement. The shares were valued at $13,500 which was charged to operations.

In March 2011, the Company issued 600,000 shares of common stock to Luis Vierma a consultant as a sign-on bonus under his consulting engagement agreement. The shares were valued at $378,000 which was charged to operations.

In March 2011, the Company issued 50,000 shares of common stock to Point Capital Partners as compensation for entering into an agreement to which they will take control of all accounting functions and administrative operations, including but not limited to daily, monthly and quarterly cash management, bill paying, receivables management, as well as the accounting and financial reporting of such items for the Company. The shares were valued at $31,500 which was charged to operations.

In March 2011, the Company issued 7,775 shares of common stock to Point Capital Partners as compensation for taking control of all accounting functions and administrative operations for the Company. The shares were valued at $4,510 which was charged to operations.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. STOCK-BASED COMPENSATION

Stock Option Plans

In January 2008, our board of directors approved and adopted the United Heritage Corporation 2008 Equity Incentive Plan (the “Plan”).  The Company reserved 5,000,000 shares of common stock for awards that will be granted from the Plan. The awards are subject to adjustment in the event of stock dividends, recapitalizations, stock splits, reverse stock splits, subdivisions, combinations, reclassifications or similar changes in our capital structure. The Plan became effective upon adoption by the board, and, unless earlier terminated in accordance with the terms and provisions thereof, will remain in effect for a period of ten years from the date of adoption.  As of March 31, 2010 and 2011 there were no awards outstanding under the Plan.

Directors of the Company adopted the 1995 Stock Option Plan effective September 11, 1995.  This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan.  Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries.  As of March 31, 2010 and 2011 there were no awards outstanding under the Plan.

Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment.  As of March 31, 2010 and 2011 there were no awards outstanding under the Plan.

Directors of the Company adopted the 2000 Stock Option Plan effective June 5, 2000. This Plan set aside 1,666,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, advisors, and/or employees of the Company and/or its subsidiaries.  As of March 31, 2010 and 2011 there were no awards outstanding under the Plan.

Options granted under the Plan must be exercised within the number of years determined by the Stock Option Committee and allowed in the Stock Option Agreement. The Stock Option Agreement may provide that a period of time must elapse after the date of grant before the options are exercisable. The options may not be exercised as to less than 100 shares at any one time.

Director’s compensation was amended on June 30, 2008. Under the revised plan, each director can choose each month to receive either $5,000 in the form of the Company’s common stock or stock options to purchase 5,000 shares of common stock. The option price is equal to the Company’s closing average bid price for the previous ended quarter. The previous agreement provided for 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month.  Under the Plan, 150,000 stock options were granted to the Company’s Directors during the years ended March 31, 2009 and March 31, 2010.  15,000 options were retired as part of the litigation settlement with Joseph F. Langston Jr.  135,000 stock options remain outstanding under this Plan as of March 31, 2011.

During the year ended March 31, 2008, 100,000 stock options were issued to an employee and were not part of the plans mentioned above. These options were outstanding as of March 31, 2011.

The director’s compensation was changed on April 1, 2010 to 20,000 shares of common stock per month delivered quarterly in advance.  On June 30, 2011, the Board of Directors changed the director compensation to be 20,000 shares of common stock per month, earned in arrears at the end of each month served, and issued quarterly.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the risk free rate, the expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2011 and 2010. The expected option term was calculated based on the vesting period. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.

Weighted average Black-Scholes fair value assumptions:	2010
Risk free rate	2.36%
Expected life	3 yrs
Expected volatility	129%
Expected dividend yield	0.0%

The following is an option activity summary under the plans for the years ending March 31, 2011 and 2010.
						Weighted
			Weighted			Average
		Weighted	Average			Grant
		Average	Remaining	Aggregate		Fair
	Number of	Exercise	Contractual	Intrinsic		Value
	Stock Options	Price	Life (years)	Value		Date
Outstanding, March 31, 2009	2,081,667	$1.28	1.12	$	*

Granted	30,000	$0.24	—			$1.14
Forfeited or expired	(1,091,667)	$(1.55)	—

Outstanding, March 31, 2010	1,020,000	$0.95	1.21	$	*

Forfeited or expired	(785,000)	$(1.00)	—

Outstanding, March 31, 2011	235,000	$0.78	0.44	$13,950

Exercisable, March 31, 2011	235,000	$0.78	0.44	$13,950

* As of March 31, 2010 and March 31, 2009 there was no intrinsic value associated with the outstanding or exercisable options as the Company’s stock price is lower than the exercise price of the options.

No options were exercised in the year ended March 31, 2011. No options remained unvested as of March 31, 2011.

The following table summarizes information for options outstanding as of March 31, 2011:

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Exercise	Remaining
Exercise Price	Number	Life-Years	Price	Number	Price	Life-Years
< $1.00	215,000	0.46	$0.73	215,000	$0.73	0.46
1.35	20,000	0.25	1.35	20,000	1.35	0.25
$ <1.00-$1.35	235,000	0.44	$0.78	235,0000	$0.78	0.44

The following schedule summarizes pertinent information with regard to the stock warrants for the years ended March 31, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	Outstanding	Price	Outstanding	Price
Beginning of year:	27,707,086	$1.42	21,807,087	$1.79
Granted	41,411,670	0.44	14,899,999	0.66
Exercised	-	-	-	-
Forfeited	(15,823,334)	(1.18)	(9,000,000)	(1.05)
Expired	(2,358,890)	(0.87)	-	-
End of year	50,936,532	$0.72	27,707,086	$1.42
Exercisable	50,936,532	$0.72	27,707,086	$1.42

The following table summarizes information for warrants outstanding as of March 31, 2011

Warrants Outstanding				Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise Price		Remaining	Exercise		Exercise
Range	Number	Life-Years	Price	Number	Price
$0.01 - $0.50	29,638,334	3.41	$0.32	29,638,334	$0.32
$0.51 - $1.00	10,818,334	2.77	$0.67	10,818,334	$0.67
$1.01 - $1.50	4,513,196	7.06	$1.20	4,513,196	$1.20
$1.51 - $3.00	5,966,668	1.69	$2.40	5,966,668	$2.40

$0.01 - $3.00	50,936,532	3.40	$0.72	50,936,532	$0.72

For the period from May 22, 2008 through March 7, 2011, the Company has recorded the warrants as liabilities and adjusted the carrying amount to fair value each reporting period.  The warrants issued with the convertible notes in March 2010 and the warrants issued as part of the January 2011 Series D convertible preferred stock offering continue to be classified as liabilities.  Additionally 1,335,000 warrants owed to certain consultants were owed to them prior to March 31, 2011 but not issued until subsequent to March 31, 2011 and thus the Company is recording them as liabilities until the date the warrant agreements are executed and the terms confirmed (warrant agreements were executed in July 2011).  All other remaining warrants have been re-classified to stockholders’ equity as of March 7, 2011.  The following table shows the change in the value of the warrant liability for the years ended March 31, 2011 and 2010.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant liability balance March 31, 2009	$1,784,348
New Warrants issued to consultants	429,061
New warrants issued for stock sale and settlement of debt	107,685
Cancellations/terminations	(1,391,493)
Change in fair value of warrant liability	3,062,571
Warrant liability balance March 31,2010	3,992,172
New Warrants issued to consultants	860,384
Cancellations/terminations	(292,330)
Change in fair value of warrant liability	635,286
Reclassification	(4,525,117)
Warrant liability balance March 31, 2011	$670,395

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	2011	2010 (restated)
U.S. statutory rate	34%	34%
Permanent items	(22)%	(26)%
Other		(3)%
Valuation allowance	(12)%	(5)%
Effective tax rate	-	-

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities as of March 31, 2011 and 2010 are as follows:

	2011	2010 (restated)
Deferred tax assets
Stock based compensation	$3,875,499	$3,265,399
Net operating losses	2,982,204	1,714,429
	6,857,703	4,979,828
Deferred tax liability
Property and equipment	(83,931)	(39,370)
Oil and gas properties	(284,327)	(270,447)
	(368,258)	(309,817)

Net deferred tax assets	6,489,445	4,670,011

Less valuation allowance	(6,489,445)	(4,670,011)
Deferred tax asset – net valuation allowance	$-	$-

As of March 31, 2011, the Company had net operating loss carryovers of approximately $8,800,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized.

Realization of the net operating loss carry forward and other future deductible differences is dependent on the Company being able to generate sufficient taxable income prior to the expiration of the operating loss carry forwards.  Due to the Company’s continuing losses, a valuation allowance has been recorded for the entire amount of the net deferred tax assets as the Company has concluded that it is not more likely than not that there will be future taxable income sufficient to realize the future taxable temporary difference and operating loss carry forwards prior to their expiration.

Under Section 382 of the Internal Revenue Code of 1986, as amended the utilization of net operating loss carry forwards is subject to limitations based on past and future charges in ownership of the Company.  The Company has determined through a preliminary analysis that it has experienced multiple ownership changes since inception, but does not believe that these past changes in ownership will restrict its ability to use its losses and credits within the carry forward period.  Approximately $3,000,000 of the total federal net operating loss is currently subject to an annual limitation of approximately $300,000 per year.  If the Company has further changes, additional annual limitation on the use of its net operating loss carry forward may be imposed.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes.  The Company had no material unrecognized income tax assets or liabilities for the year ended March 31, 2011 or for the year ended March 31, 2010.

The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes.  During the two years ended March 31, 2011 and 2010, there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004.  The Company is not currently involved in any income tax examinations.

12. STOCK BONUS PLAN

The Company has a stock bonus plan, which provides incentive compensation for its directors, officers, and key employees. The Company has reserved 30,000 shares of common stock for issuance under the plan. As of March 31, 2007, 27,800 shares had been issued and remain outstanding in accordance with the plan. No shares were issued under the plan in fiscal 2011 or 2010.

13. CONTINGENCIES

The Company is involved in various claims incidental to the conduct of our business. Based on consultation with legal counsel, the Company does not believe that any outstanding claims, either individually or in the aggregate, to which the Company is a party will have a material adverse effect on its financial condition, results of operations or cash flows (see Note 16 for additional information).

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC 820 are described below:

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

As of March 31, 2011 and 2010 the Company had assets and liabilities that fell under the scope of ASC 820. The carrying value of accounts receivable, notes receivable and accounts payable and accrued interest all approximate their fair value due to the short term nature. The fair value of the warrant liabilities were determined by the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error. Please see Notes 1, 8 and 9 for discussion regarding the determination of fair value for these liabilities.  Accordingly, the Company’s fair value measurements of the Company’s warrant liability and derivative liabilities are classified as a Level 3 input.

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

	March 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant Liability – Convertible Note (Iroquois)	$-	$-	$12,809,065	$12,809,065
Derivatives Liability – Convertible Note (Iroquois)	$-	$-	$4,534,069	$4,534,069
Warrant Liability - ABG	$-	$-	$5,860,509	$5,860,509
Warrant liability - Other	$-	$-	$670,395	$670,395

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2010 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant Liability – Convertible Note (Iroquois)	$-	$-	$6,406,365	$6,406,365
Derivatives Liability – Convertible Note (Iroquois)	$-	$-	$3,314,096	$3,314,096
Warrant liability - Other	$-	$-	$3,992,172	$3,992,172

The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the year ended March 31, 2011:

		Fair Value		Cancellation,
	Balance at	of warrants	Unrealized	termination,	Balance at
	March 31,	upon	(gains) or	and	March 31,
Description	2010	issuance	losses	reclassification	2011
Warrant Liability – Convertible Note (Iroquois)	$6,406,365	$-	$6,402,700	$-	$12,809,065
Derivatives Liability – Convertible Note (Iroquois)	$3,314,096	$	$1,219,973	$	$4,534,069
Warrant Liability - ABG	$-	$5,386,906	$473,603	$-	$5,860,509
Warrant liability - Other	$3,992,172	$860,384	$635,286	$(4,817,447)	$670,395

The unrealized gains or losses on warrant or derivative liabilities are recorded as a change in fair value of warrant or derivative liabilities in the Company's statement of operations. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

15. OIL AND GAS OPERATIONS

Capitalized costs related to oil and gas producing activities and related accumulated depletion, depreciation and amortization at March 31 are as follows:

	2011	2010
Capitalized costs of oil and gas properties
Proved	$5,927,153	$4,162,065
Unproved	1,212,267	1,050,000
	7,139,420	5,212,065
Less: accumulated depletion	(269,178)	(66,026)

	$6,870,242	$5,146,039

Depletion expense for the years ended March 31, 2011 and 2010 totaled $203,152 and $24,550, respectively.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs incurred in oil and gas producing activities were as follows:

	2011	2010
Property Acquisitions, unproved	162,267	-
Development	1,561,936	305,056
	$1,724,203	$305,056

SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Proved Reserves

Independent petroleum engineers have estimated the Company’s proved oil and gas reserves, all of which are located in Edwards County, Texas.  These reserve estimates have been prepared in compliance with the Securities and Exchange Commission rules and accounting standards based upon the 12 month un-weighted first-day-of-the-month average price for March 31, 2011 and 2010.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.

The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

	As Restated *		As Originally Reported
		Gas
	Oil (Bbls)	(Mcf)	Oil (Bbls)	Gas (Mcf)
Balance at March 31, 2009	605,475	379,101	602,591	357,657
Extensions, additions and discoveries	-	-	-	-
Revisions of previous estimates	104,940	(72,063)	(183,822)	(357,657)
Production	(2,549)	-	(3,398)	-
Balance at March 31, 2010	707,866	307,038	415,371	-

Extensions, additions and discoveries	-	-
Revisions of previous estimates	(80,552)	211,732
Production	(14,974)	-
Balance at March 31, 2011	612,340	518,770

* The Company corrected its previous reserve report for fiscal year ended March 31, 2010 in order to ensure the reserve estimates were prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards based on the twelve month un-weighted first-day-of–the-month average price for March 31, 2010.  In addition, the Company reevaluated its overall reserves and the ability to commercialize them, as well as the underlying assumptions from its previous reserve reports, and determined a need to revise and restate the reserves to correct previously disclosed reserves of 415,371 Bbls of oil and 0 Mcf of gas. See Note 1 for further discussion of the restatement.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standardized Measure

The standardized measure of discounted future net cash flows (“standardized measure”) and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12 month un-weighted first-day-of-the-month average price for March 31, 2011 and 2010 for oil and gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate. Estimated future income taxes are calculated by applying year-end statutory rates to future pre-tax net cash flows, less the tax basis of related assets and applicable tax credits.

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

		March 31, 2010
			As Originally
	March 31, 2011	As Restated	Reported

Future cash inflows (a)	$46,091,533	$42,198,410	$22,667,912
Future costs: (a)
Production Cost	(16,858,400)	(12,227,690)	(15,346,773)
Development Cost	(3,599,070)	(4,592,660)	(1,803,750)
Future income tax expense (a)	$(3,799,998)	$(3,763,015)	$-
Future net cash flows	21,834,065	21,615,045	5,517,389
10% annual discount for estimated timing of cash flows	(8,565,369)	(7,710,288)	(1,378,098)
Standardized measure of discounted future net cash flows related to proved reserves	$13,268,696	$13,904,757	$4,139,291

a)
Future net cash flows were computed using the twelve month un-weighed first-day-of-the-month average sales price, year-end costs, and year-end statutory tax rates that relate to existing proved oil and gas reserves in which the Company has mineral interest.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Standardized Measure of Discounted Future Net Cash Flows

		March 31, 2010
			As Originally
	March 31, 2011	As Restated	Reported

Balance Beginning of Year	$13,904,757	$12,435,480	$6,245,039
Sales of oil and gas, net of production costs	(135,400)	(10,495)	-
Net changes in prices and production and development costs	3,004,882	2,286,749	4,709,940
Net change in future development costs	894,021	(2,276,990)	(2,361,750)
Purchase of minerals in place	-	-	-
Extensions and discoveries	-	-	-
Revision of previous quantity estimates	(2,692,119)	2,813,610	-
Net change in income taxes	177,439	(1,572,042)	6,085,477
Accretion of discount	1,592,384	1,243,548	(6,687,540)
Sales of reserves	-	-	-
Other	(3,477,268)	(1,015,103)	(3,851,875)
Balance end of year	$13,268,696	$13,904,757	$4,139,291

16. LEGAL PROCEEDINGS

Black Sea Investments, Ltd. Lawsuit.

On November 21, 2007, a jury in Johnson County, Texas rendered a verdict in a trial in favor of the Company against Black Sea Investments, Ltd., Bradford A. Phillips, Clifton Phillips, Ryan T. Phillips, and F. Terry Shumate. On February 15, 2008, the 249th District Court in Johnson County, Texas entered a judgment in the amount of $4,020,551 with interest accruing at a rate of $583 per day until paid against these defendants in favor of the Company.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recon Petrotechnologies Oklahoma, Inc., v. UHC Petroleum Corporation and Glen Rose Petroleum Corp.

On August 12, 2009, Recon Petrotechnologies Oklahoma, Inc. filed a lawsuit to foreclose on an alleged mineral contractor’s lien. On September 8, 2009, Defendants transferred the case to federal court for the Western District of Texas, Del Rio division. UHC Petroleum Corporation and Glen Rose Petroleum Corporation have filed counterclaims for negligence.  This matter was settled on April 25, 2011 for the sum of $80,000. This payable to Recon was paid in full after March 31, 2011.

Forbes Energy Services, LLC successor in interest to CC Forbes Company, LP v. UHC Petroleum Corporation

On June 11, 2009 Forbes Energy Services, LLC filed a lawsuit against UHC Petroleum Corporation in the 79th District Court of Jim Wells County, Texas alleging breach of contract, sworn account, and quantum meruit. The Company has agreed with Forbes Energy Services to settle the matter for the sum of $15,000, which was paid as of March 31, 2011.

Paradigm Lift Technologies, LLC v. UHC Petroleum Corporation

On September 21, 2009 Paradigm Lift Technologies, LLC filed a lawsuit against UHC Petroleum Corporation in the 63rd District Court in Edwards County, Texas for sworn account for equipment allegedly purchased by UHC Petroleum Corporation.  The case is in the discovery stage and the Company will continue to vigorously defend its position.

Jeff Toth v. Glen Rose Petroleum Corp.

On January 27, 2010, Jeff Toth filed a petition in the 63rd District Court in Edwards County, Texas against Glen Rose Petroleum Corporation for trespass, surface damage, and use of filler.  The petition was served on February 18, 2010 and is in the discovery period and the parties have submitted to mediation.

Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation

On October 9, 2009, an action was commenced in the District Court in Kaufman County, Texas, by Langston Family Limited Partnership and Buccaneer Energy Corporation against the Company seeking recovery of funds and compensation for services allegedly advanced to the Company.  The Company was served in March 2010 and defended the action. The action was amended on May 4, 2010 to, among other things, add Mr. Langston as a plaintiff.  See, also Glen Rose Petroleum Corporation v. Joseph Langston, below.  As of August 2, 2011, this matter, along with the related matter of Glen Rose Petroleum Corporation v. Joseph Langston, below, was settled. Langston agreed to discontinue and withdraw his claims with prejudice in exchange for receiving $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter and returning all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Glen Rose Petroleum Corporation v. Joseph Langston

On April 1, 2010, the Company filed an action in the Delaware Court of Chancery against Mr. Langston, the Company’s former Chief Executive Officer, based upon alleged breaches of fiduciary duties as an officer and director of the Company and alleged self-dealing.  On July 8, 2010, the Court denied jurisdiction in Delaware due to the prior action of Mr. Langston in Kaufman County, Texas, and directed the Company to proceed in the Texas Court. See also, Langston Family Partnership and Langston Family Partnership and Buccaneer Energy Corporation, above, which was settled. As of August 2, 2011, the Company agreed to discontinue its claims and pay Langston $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter in consideration for Langston forfeiting all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership.

Pernice v. Glen Rose Petroleum, et. al.

On or about April 15, 2011, the Company was advised of an action filed in the Los Angeles Superior Court, in the State of California, by an individual against the Company and others, including Blackwood Capital Limited and Andrew Taylor-Kimmins, our CEO. The claim alleges, among other things, breach of contract and negligent misrepresentations arising out of a proposed transaction related to certain securities and indebtedness of the Company purportedly held by the individual. The amount claimed to be owing is approximately $187,000.  On August 2, 2011, the parties agreed to a settlement that includes a lump sum payment to Mr. Pernice of $110,267 which was paid.

Potential Shareholder Derivative Litigation

On June 25, 2010, the Company was advised by its counsel in the Langston matters that the firm received a letter from Mr. Langston’s counsel purportedly constituting a notice to the Company and its directors of “a potential shareholder derivative lawsuit against the officer and directors of Glen Rose Petroleum”.

In the course of events, this matter no longer is applicable due to a settlement having been reached between the Company and Langston (see Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation, above, and Glen Rose Petroleum Corporation v. Joseph Langston, above).

Other

The Company does not have any other litigation current or contemplated. However, the Company terminated Geoff Beatson, an engineering consultant, and has taken issue with various vendors, any of which could result in litigation, which the Company will vigorously pursue and defend.

Also, the Company may routinely be involved in government administrative proceedings relating to our oil and gas operations. The Texas Railroad Commission regulates the oil and gas industry in Texas and Texas law requires that the Texas Railroad Commission issue permits for a variety of activities.  The Company can provide no assurance that all of the Company’s requested permits will be granted.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  SUBSEQUENT EVENTS

On April 5, 2011, Glen Rose Petroleum Corporation (“the “Company”) received notice from Iroquois Capital Opportunity Fund, LP (“ICO”) that, pursuant to the Company’s Bylaws, ICO has exercised its right to nominate a director to the Company’s board of directors, who shall begin to serve immediately as the “Nominated Director” provided for in the Bylaws.  The Bylaws provide that, in the event of any vacancy created by the resignation of the Nominated Director, ICO or its assignee of such rights shall have the right to nominate a replacement Nominated Director, which director shall begin to serve immediately as a director.

On April 5, 2011the Company was advised by ICO that the Nominated Director is Mr. Robert Bensh. Mr. Bensh, 44, is Chairman, President and Chief Executive Officer of Condor Exploration, a private oil and gas company operating in Colombia since July of 2007.

On April 8, 2011, the Company received notice from Mr. Paul K. Hickey that he was resigning as a director of the Company effective immediately. The notice indicated as the reason for Mr. Hickey’s resignation his desire to focus on personal matters.

On May 17, 2011, the Company announced that John Scott Black was appointed to the Board of Directors to fill the vacancy created by the recent resignation of Paul Hickey as a director.

The Company entered into purchase agreements dated as of June 24, 2011, June 28, 2011 and July 4, 2011 with accredited non-U.S. investors for the issuance and sale of an aggregate of 4,292,990 shares of the Company’s common stock, for aggregate proceeds equal to approximately $1,921,810.  An additional 373,430 shares were issued to ABG Sundal Collier Norge ASA, as a fee for acting as an advisor to the investors in connection with the transaction. The price per share for the Shares was approximately $0.45.  The investors also received two year warrants to purchase up to an aggregate of 4,292,990 shares of common stock at an exercise price per share of $0.45.  The warrants do not permit cashless exercise and are closed to exercise for 6 months.