Form 10-Q
period 2011-06-30
Glen Rose Petroleum CORP
filed 2011-11-16
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ___________.

Commission File No. 001-10179

Glen Rose Petroleum Corporation

(Exact name of registrant as specified in charter)

Delaware	87-0372864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1210 West Clay Road, Suite 5, Houston, Texas 77019
(Address of principal executive offices)

(281) 974 - 1655
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2011, the Company had 31,990,797 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

PART I - FINANCIAL INFORMMATION

ITEM 1. FINANCIAL STATEMENTS

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

	June 30, 2011	March 31, 2011
	(Unaudited)
CURRENT ASSETS:
Cash	$3,907	$483,578
Cash held in escrow	-	367,554
Accounts receivable	98,332	113,006
Notes receivable	-	37,500
Inventory	22,599	22,494
Prepaid expenses and other current assets	75,124	3,251
Total current assets	199,962	1,027,383

OIL AND GAS PROPERTIES, accounted for using the full cost method, net
Unproven	1,212,267	1,212,267
Proven	6,088,355	5,657,975
	7,300,622	6,870,242

PROPERTY AND EQUIPMENT, at cost:
Field equipment	219,898	201,187
Computer equipment	19,549	19,759
Vehicles	69,540	79,202
	308,987	300,148
Less: accumulated depreciation	(61,263)	(61,040)
	247,724	239,108

OTHER ASSETS:
Deferred financing fees and other	79,133	109,858
	79,133	109,858

Total assets	$7,827,441	$8,246,591

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2011	March 31, 2011
CURRENT LIABILITIES:	(Unaudited)
Accounts payable	$1,062,081	$685,905
Notes payable, current portion	252,172	144,570
Convertible notes payable, net of unamortized discount	1,576,525	1,190,092
Derivatives Liability - Convertible Note (Iroquois)	3,823,188	4,534,069
Total current liabilities	6,713,966	6,554,636

LONG-TERM LIABILITIES:
Asset retirement obligation	77,217	75,609
Warrant Liability - Convertible Note (Iroquois)	12,442,484	12,809,065
Warrant Liability - ABG	4,317,891	5,860,509
Notes payable, less current portion	2,509,050	2,683,649
Warrant liability - Other	638,321	670,395

Total liabilities	26,698,929	28,653,863

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 150,000,000 share authorized; 26,534,624 shares issued and outstanding at June 30, 2011 and 25,869,613, issued and outstanding at March 31, 2011	26,533	25,869
Additional paid-in capital	47,817,659	47,551,410
Accumulated deficit	(66,715,680)	(67,984,551)

Total shareholders’ deficit	(18,871,488)	(20,407,272)

Total liabilities and shareholders’ deficit	$7,827,441	$8,246,591

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2011	2010
		(restated)
OPERATING REVENUES:
Oil and gas sales	$322,997	$27,560

Total operating revenues	322,997	27,560

OPERATING COSTS AND EXPENSES:
Production and operating	234,194	169,991
Depreciation, depletion and accretion	64,481	14,031
General and administrative	863,252	1,602,928

Total operating costs and expenses	1,161,927	1,786,950

LOSS FROM OPERATIONS	(838,930)	(1,759,390)

OTHER INCOME (EXPENSE):
Gain on cancellation of indebtedness	-	34,860
Loss on sale of property and equipment	(7,946)	-
Interest income	33	9,858
Interest expense	(625,745)	(340,346)
Other	89,305	-
Change in value of warrant liability	32,074	1,805,040
Change in value of warrant liability - Iroquois	366,581	934,349
Change in value of derivative liability - Iroquois	710,881	1,165,997
Change in value of warrant liability - ABG	1,542,618	-

Total other income	2,107,801	3,609,759

NET INCOME	$1,268,871	$1,850,369

BASIC EARNINGS PER COMMON SHARE
Net income	$0.05	$0.11
Weighted average number of shares outstanding	25,996,586	16,959,035

DILUTED EARNINGS PER COMMON SHARE
Net income	$0.02	$0.06
Weighted average number of shares outstanding	52,894,571	30,894,830

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net income	$1,268,871	$1,850,369
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	64,481	14,031
Loss on disposal of property and equipment	7,946	-
Net gain on settlement of debt	-	(34,860)
Gain on litigation settlements	(89,305)	-
Change in value of warrant liability	(32,074)	(1,805,040)
Change in value of warrant liability - Iroquois	(366,581)	(934,349)
Change in value of derivative liability - Iroquois	(710,881)	(1,165,997)
Change in value of warrant liability - ABG	(1,542,618)	-
Stock compensation expense	164,400	875,507
Amortization of financing fees	30,725	33,275
Amortization of loan discount	425,117	137,616
Changes in assets and liabilities:
Trade and other receivables	(20,725)	(14,463)
Short term notes receivable	37,899	(9,011)
Inventory	(105)	(14,166)
Prepaid expenses and other assets	(36,873)	(48,122)
Accounts payable and accrued expenses	376,176	225,522
Notes payable and accrued interest	84,959	206,208
Net cash used in operating activities	(338,587)	(683,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(483,024)	(580,941)
Additions to equipment	(25,614)	(63,486)
Net cash used in investing activities	(508,638)	(644,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash held in escrow	367,554	1,100,000
Common stock receivable	-	762
Net cash provided by financing activities	367,554	1,100,762

NET DECREASE IN CASH	(479,671)	(227,145)

CASH, beginning of year	483,578	455,233

CASH, end of year	$3,907	$228,088

- Continued -

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE PERIOD ENDED JUNE 30,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	2011	2010

Cash paid during the year for:
Interest	$329,473	$0
Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt	$101,923	$-
Warrant cancellations and terminations	-	292,331
Oil and Gas asset retirement obligation	$(1,607)	$(1,481)
See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Glen Rose Petroleum Corporation’s (the “Company,” “we” or “our”) interim condensed consolidated financial statements are unaudited. They contain all necessary adjustments (consisting only of normal recurring adjustments) for a fair statement of the referenced interim period results. These interim period results do not indicate expected full-year results or results for future quarters/periods, due to several factors, including price volatility of crude oil and natural gas, price volatility of commodity derivatives, volatility of interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, timing of acquisitions, product demand, market competition, interruption(s) in production, our ability to obtain additional capital, and the success of proposed enhanced oil recovery work (EOR). These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in Glen Rose Petroleum Corporation’s Form 10-K for the year ended March 31, 2011.

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. We made significant assumptions in valuing the Company’s unproved oil reserves, which may affect the amounts at which oil properties are recorded. We have computed the Company’s stock-based compensation expense using assumptions such as volatility, expected life and the risk-free interest rate. Those assumptions may be revised in the near term, in which case these estimates will be revised, and these revisions could be material.

Currently we have one customer who buys 100% of our production.

Principles of Consolidation and Presentation

We prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and included the accounts of Glen Rose Petroleum Corporation and its wholly-owned subsidiaries, Glen Rose Petroleum Services, UHC Petroleum Corporation, UHC Petroleum Services Corporation and National Heritage Sales Corporation.

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

Nature of Operations

Glen Rose Petroleum Corporation owns contiguous oil and gas properties located in Edwards County, Texas. The Company began production of the Texas properties during the year ended March 31, 2000. The Company sold a significant portion of its oil and gas properties in 2007. The Company continues to operate its remaining contiguous oil and gas properties including the Wardlaw and Adamson leases located in Edwards County, Texas and does not operate oil or gas properties in any other fields or areas.

Oil and Gas Properties

The Company uses the full cost method of accounting for its oil and natural gas producing activities. Accordingly, all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including directly related overhead costs, are capitalized.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the ceiling) equal to the sum of: (i) the after tax present value of estimated future net revenues computed by applying the 12-month un-weighted first-day-of-the-month average oil and gas prices to the Company's proved year-end reserve quantities, less future production, development, site restoration, and abandonment costs derived based on current costs assuming continuation of existing economic conditions and computed using a discount factor of ten percent; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling.

Depletion is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss would be recognized in the statement of operations.

During the quarter ended June 30, 2011, the Company’s oil and gas properties did not have an impairment to recognize because it did not exceed its ceiling test limit.

Earnings per Common Share

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	June 30,	June 30,
	2011	2010
Basic	25,996,586	16,959,035
Effect of dilutive securities:
Stock options and warrants	12,794,517	15,330
Effect of assumed conversion of convertible debt	11,881,246	11,698,243
Effect of assumed conversion of working interest	2,222,222	2,222,222
Diluted	52,894,571	30,894,830

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Weighted-average options to purchase 30,000 shares of common stock at an exercise price ranging from $.97 to $.99 and options to purchase 205,000 shares of common stock at exercise prices ranging from $.39 to $1.35 per share that were outstanding during the three months ended June 30, 2011 and June 30, 2010 were excluded from the computation of diluted earnings per share. Weighted-average warrants to purchase 38,189,121 shares of common stock at an exercise price ranging from $.60 to $3.75 and warrants to purchase 27,477,854 shares of common stock at exercise prices ranging from $.60 to $3.75 per share that were outstanding during the three months ended June 30, 2011 and June 30, 2010 were excluded from the computation of diluted earnings per share. In each of these periods, such options’ and warrants exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options and warrants to be anti-dilutive.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 505-10 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and ASC Topic 505-50, Equity-Based Payments to Non-Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with ASC Topic 505-10, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid services in its consolidated balance sheet.

Stock-Based Compensation

The Company accounts for its stock-based compensation to employees in accordance with the provisions of ASC Topic 718, Compensation—Stock Compensation. These provisions require, among other things: (a) the fair value of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. Also in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Warrant and Derivative Liabilities

The Company issued, in March 2010, convertible notes payable with warrants and, in a separate transaction in January 2011, issued Series D convertible preferred stock with warrants. In analyzing the March 2010 convertible notes and the January 2011 financing transaction, the conversion option for the notes payable and warrants associated with both transactions each have certain anti-dilution and other provisions that cause them to be a derivative and liability, respectively. The put option provision of the March 2010 convertible notes is at a 20% premium which causes it also to be a derivative. The derivative liabilities associated with the March 2010 convertible note are revalued each reporting period and any increase or decrease is recorded to the statement of operations under the caption “Change in value of derivative liability - Iroquois”. The warrant liabilities associated with the March 2010 convertible note are revalued each reporting period and any increase or decrease is recorded to the consolidated statement of operations under the caption “Change in value of warrant liability - Iroquois”. The warrant liabilities associated with the January 2011 financing transaction are revalued each reporting period and any increase or decrease is recorded to the statement of operations under the caption “Change in value of warrant liability - ABG”.

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

For more information regarding the warrant and derivative liability associated with the Convertible Notes Issued in March 2010, refer to Note 4.

For more information regarding the warrant liability associated with the Series D convertible preferred stock, refer to Note 5.

Reclassifications

Certain reclassifications have been made to conform the March 31, 2011 and June 30, 2010 amounts to the June 30, 2011 presentation for comparative purposes.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restatement

During the January 2011 offering of convertible preferred stock (“Regulation S Offering”) with warrants the Company realized that on May 22, 2008 when it entered into a statutory merger whereby it moved its state of incorporation from Utah to Delaware (See Note 5) the number of authorized shares was inadvertently changed from 125,000,000 to 20,000,000. In conjunction with the January 2011 Regulation S Offering, the Company applied to the State of Delaware to authorize 150,000,000 shares of common stock, which was completed on March 7, 2011. For the period from May 22, 2008 through March 7, 2011, the Company had warrants outstanding in excess of the authorized and unissued common shares and as such in accordance with ASC Topic 815, Derivatives and Hedging, these warrants should have been classified as liabilities. In addition, as part of the process of closing the Company’s financial records for the year ended March 31, 2011, it noted the convertible debt and warrants issued in March 2010 and other transactions were not recorded correctly. The conversion option, which includes certain anti-dilution provisions, and a put option that includes a 20% premium, should have been bifurcated from the host contract and adjusted to fair value in accordance with ASC Topic 815. In addition the warrants also contain anti-dilution provisions that require liability classification in accordance with ASC Topic 815. As a result, the Company concluded that its annual financial statements for the year ended March 31, 2010 as well as its quarterly financial statements for the quarters ended within the fiscal year ended March 31, 2011, required a restatement to reflect these changes.

A summary of significant effects of the restatement follows:

On May 22, 2008, the Company had 20,307,087 warrants outstanding that carried a fair value of $11,926,934 as of that date and a fair value of $1,784,348 as of March 31, 2009. As of May 22, 2008, the Company made an adjustment to reclassify the warrants from equity to a liability and at March 31, 2009 the fair value was adjusted. For the year ended March 31, 2010, 3,733,332 warrants at a fair value of $536,746 at grant date were issued and 9,000,000 warrants at a fair value of $1,391,493 at termination date were cancelled. At March 31, 2010 the fair value of the warrants outstanding, not including the warrants issued with the convertible notes, was $3,992,172. For the quarter ended June 30, 2010, 4,183,336 warrants at a fair value of $747,926 at grant date were issued. On March 7, 2011, the fair value of the warrants outstanding, not including the warrants issued with convertible notes or with the January 2011 Regulation S Offering or 1,335,000 warrants due to certain consultants (see note 5) was $4,525,117 and was reclassified to additional paid-in capital.

The convertible notes issued on March 3, 2010 included anti-dilution provisions in the conversion option and the warrants that allow for a reset of the respective conversion and exercise prices in certain situations when the Company issues common shares at a lower price. Additionally, the convertible notes include a provision that allows the creditors to put the notes back to the Company at a 20% premium in certain change of control or default situations. In order to determine the fair value of the embedded derivatives and the warrant liability the Company utilized a Monte Carlo simulation methodology. As of March 3, 2010, the fair value of the derivatives was $1,593,002 and the fair value of the warrant liability was $4,258,094. Due to the number of common shares on a fully-diluted basis offered to the creditors, the fair value of the derivatives and the warrant liability exceeded the principal amount of the convertible notes and so the Company recorded interest expense of $2,501,096 upon the date of issuance. The original issue discount of $3,350,000 is being amortized over the life of the debt using the effective interest rate method and for the year ended March 31, 2010 the amortization was $38,548. For the quarter ended June 30, 2010, the amortization of the debt discount was $137,616.

Stock based compensation expense for the quarter ended June 30, 2010 of $326,557 was reclassed from a separate category for stock based compensation in the statement of operations to general and administrative expense in accordance with ASC Topic 718, Stock Compensation. Additionally $548,950 of stock based compensation related to warrants issued to consultants was recorded for the quarter ended June 30, 2010.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Independent petroleum engineers have estimated the Company’s proved oil and gas reserves, all of which are located in Edwards County, Texas. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors. The original reserve report for fiscal year ended March 31, 2010 was not prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards, which require that calculations be based on the twelve month un-weighted first-day-of –the-month average price for March 31, 2010. As such, the Company corrected the report and restated the related disclosures in the supplementary financial information in the Form 10-K for the year ended March 31, 2011. The effect of these adjustments was not material to the recorded depreciation, depletion and accretion amounts reported for the quarter ended June 30, 2010.

	Three Months Ended June 30, 2010 (As Previously Reported)	Amount of Change	Three Months Ended June 30, 2010 (As Restated)
Statement of Operations
Production and Operating	$140,845	$29,146	$169,991
Impairment of field equipment	66,739	(66,739)	-
Depreciation, depletion and accretion	17,598	(3,567)	14,031
General and administrative	727,421	875,507	1,602,928
Stock based compensation	326,557	(326,557)	-
Interest Expense	(358,807)	18,461	(340,346)
Change in value of warrant liability	-	1,805,040	1,805,040
Change in value of warrant liability - Iroquois	-	934,349	934,349
Change in value of derivative liability - Iroquois	-	1,165,997	1,165,997
Net Income (Loss)	$(1,565,690)	$3,416,058	$1,850,369
Basic Earnings per common share	$(0.12)	$0.23	$0.11
Diluted Earnings per common share	$(0.12)	$0.18	$0.06

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flows which raises substantial doubt about its ability to continue as a going concern. The Company had net income of $1,268,871 for the quarter ended June 30, 2011 and has an accumulated deficit of $66,715,679, at June 30, 2011.

The Company intends to continue its planned capital expenditure to continue its reworking and drilling programs, but does not have sufficient realized revenues and cash on hand is not adequate to cover immediate cash needs. However, the Company expects revenues from production will be enough to cover operating expenses in the near term.

Although the Company obtained additional financing of approximately $1.9 million in July 2011 (see Note 9), which provided the needed funds for continued operations and drilling program in the short term, the Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. Furthermore, certain of the Company’s current creditors may be required to approve any such transaction.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. NOTES PAYABLE

	June 30, 2011	March 31, 2011
Blackwood Ventures LLC	$31,945	$31,320
Litigation settlement with Joseph “Chip” Langston	120,000	120,000
PE Consulting	-	13,250
Lothian Put Option holders	2,499,050	2,663,649
Litigation settlement with Thomas Pernice	110,227	-
	2,761,222	2,828,219
Less current portion	252,172	144,570
Notes payable, less current portion	$2,509,050	$2,683,649

Blackwood Ventures LLC

Through March 31, 2010, Blackwood Ventures LLC made advances to the Company totaling $426,000, which were assessed interest at an annual rate of 8%. Accrued interest is payable quarterly. Of the amount advanced, $250,000 and related accrued interest were subject to a Convertible Debenture Agreement. Pursuant to the terms of the Debenture, in lieu of receiving cash, Blackwood had the right to receive shares of the Company’s common stock as payment for accrued interest at a conversion price of 5% over the bid price on the date of payment. The advances are convertible into common stock of the Company at price per share of $ 0.19. The debenture matured on September 30, 2010.

For the year ended March 31, 2010, the Company issued 2,600,410 shares of its common stock to Blackwood in exchange for the cancellation of $489,078 of loans, advances, accrued compensation, and accrued interest.

As of June 30, 2011 principal and accrued interest is $31,945. Interest charged to operations on the debenture during the quarters ended June 30, 2011 and 2010 amounted to $625 and $577, respectively.

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

In February 2010, the Company entered into novation agreements with the option holders to convert the put option liabilities into unsecured notes payable totaling $2,489,780. These notes are assessed interest at an annual rate of 4% and mature on September 30, 2011, when the principal balances and accrued interest thereon are due; however, the Company has the right to extend the maturity dates to September 30, 2012 with an increase in the interest rate charged on the notes to 6% per annum. The Company recognized a loss of $342,010 on the conversion, which was charged to operations in March 2010. As of March 31, 2011, the principal balance of the note was reduced by $186,508, and accrued interest of $13,024 was written off, due to the June 13, 2011 litigation settlement with Thomas Pernice (see below).

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest accrued on these notes and charged to operations for the quarters ended June 30, 2011 and 2010 amounted to $34,933 and $37,762 respectively. The balance of this obligation, including accrued interest, is $2,499,050 on June 30, 2011. The entire amount is classified as long-term because the Company exercised its right to extend the maturity to September 30, 2012.

Litigation Settlement with Joseph “Chip” Langston

On August 2, 2011 a litigation settlement was reached with Joseph “Chip” Langston, the Company’s former Chief Financial Officer. The settlement covered the Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation and the Glen Rose Petroleum Corporation v. Joseph Langston matters.

In the settlement agreement, Mr. Langston agreed to discontinue and withdraw all legal claims with prejudice in exchange for receiving $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter and returning all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership. The initial payment of $80,000 was made when the settlement was signed on August 2, 2011. The monthly payments commenced on October 1, 2011. As of June 30, 2011, $110,000 of these payments was recorded as a current payable, while the remaining $10,000 in monthly payments was recorded as a non-current payable.

Litigation Settlement with Thomas Pernice

On June 13, 2011 a litigation settlement was reached with Thomas Pernice, a Lothian Oil Put Option holder, for the lump sum payment $110,227 to Mr. Pernice. The principal balance and accrued interest related to Mr. Pernice’s portion of the Lothian Oil Put Option, totaling $199,532, was written off as of March 31, 2011. A gain of $89,305, which is the difference between the principal balance and accrued interest written off and the lump sum payment, was recorded as a gain on the litigation settlement for the three months ended June 30, 2011. The lump sum payment of $110,227 was made to Mr. Pernice on July 27, 2011.

Buccaneer Energy Corporation

In prior periods, the Company had a note payable recorded from Buccaneer Energy Corporation which during the year ended March 31, 2009 advanced $32,500 to UHC Petroleum Corporation. This note was subject to a lawsuit with a former officer of the Company. The lawsuit was settled on August 2, 2011 and the balance of the note plus accrued interest was written off and credited to operations as of March 31, 2011.

Other

A short-term loan of $65,000 to a related party is recorded within the accounts payable as of June 30, 2011. The loan was repaid in full at the beginning of July 2011.

4. CONVERTIBLE DEBT

On March 3, 2010, the Company issued secured convertible notes and warrants to Iroquois Capital Opportunity Fund LP (“Iroquois”) and 12 other investors in exchange for $3,350,000. The notes mature in two years and accrue interest at an annual rate of 8%. The Company, with the Note holders’ permission, can elect to defer the required quarterly interest payments by increasing the interest rate charged to 12% per annum. The outstanding principal and interest on the notes is convertible into common stock of the Company at the option of each note holder at $0.30 per share with the Company having the right to force conversion once the Company achieves a greater than $1.25 share price and minimum daily volume of $2,000,000. Upon the occurrence of a default that continues for more than 30 business days, a change of control or certain other events, the Note holders can demand redemption of the outstanding notes at a price of 120% of the principal plus accrued and unpaid interest. The original maximum number of conversion common stock shares for the notes’ principal amounts, assuming all shares are converted was 11,166,667 shares of common stock.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the fiscal year ended March 31, 2011, one of the Note holders converted $45,000 of the Note balance into stock, resulting in the conversion of principal equivalent to 150,000 shares of common stock. During the three months ended June 30, 2011, two Note holders converted their principal balance and accrued interest into common stock. The first Note holder converted $38,209 into 127,362 shares of common stock while the second Note holder converted $63,157 into 210,524 shares of common stock. As of June 30, 2011, the remaining maximum number of conversion shares of common stock for the notes’ principal amounts plus accrued and unpaid interest, assuming all remaining shares are converted, was 11,881,246 shares of common stock. Subsequent to June 30, 2011, an additional $88,700 was converted into 295,666 shares. The Company incurred loans fees of $250,311, which has been deferred and is being amortized over the life of the notes.

The notes are secured by all of the Company’s and its subsidiaries’ assets. The investors also received a total of 11,166,667 warrants exercisable at $0.60 per share with five year terms. The warrants have cashless exercise provisions. These warrants and conversion option contain certain reset provisions including (i) should the Company issue common stock to third parties for consideration less than the note conversion price or the warrant exercise price during the term of the notes or warrants, the note conversion price and the warrant exercise price shall be adjusted downward to equal the price at which the Company issued that common stock (referred to as the “down-round” feature), and (ii) should certain events occur, the number of warrants at the new exercise price shall be increased. On January 24, 2011, the Company issued Series D convertible preferred stock to third-party investors in a Regulation S Offering (see Note 5) at a conversion price of $0.30 per share. Due to the provisions of that stock offering and the warrant reset provisions, the Company adjusted the exercise price of the warrants to $0.30 per share and increased the number of warrants to 22,333,334.

The subscription agreement also calls for the Company to have a director nominated by Iroquois Capital Opportunity Fund LP or its assignee. Accordingly, the Company has amended its bylaws to provide for such a “Nominated Director.” Further, under the amended bylaws, the Nominated Director must approve certain business decisions without regard to the vote of the other Directors, including (i) the Company’s or Subsidiary’s annual budget; (ii) acquisition or disposition of material assets, outside the ordinary course of business; (iii) formation or dissolution of the Company or Subsidiary; (iv) expenditure of or incurring of an obligation of $20,000 or more for a single purpose during any consecutive twelve month period unless such expenditure has been approved in a budgetapproved by the board of directors of the Company or Subsidiary (“single purpose” may include an approved general plan of operations relating to oil and gas production and shall not be a reference to the engagement of any single vendor in connection with such approved general plan of operations relating to oil and gas production), provided such expenditure has been approved in a budget approved by the board of directors of the Company and Subsidiary, as applicable; (v) open or close any account with any financial institution; (vi) initiation or settlement of any litigation, arbitration or judicial proceeding; and (vii) the issuance of any equity of the Company or right to receive or acquire any equity of the Company, or modification of any of the foregoing outstanding at any time. The Nominated Director bylaw provision ceases to be effective when the notes are paid.

In accordance with terms of the loan, the $3,350,000 was placed in escrow. Pursuant to the terms of the Escrow Agreement, funds were held in escrow and were released at the Company’s written request. As of March 31, 2011, all funds were released from escrow at the written permission of the Note holders.

In analyzing this transaction the Company considered all the terms and provisions of the convertible notes and the warrants. As a result of the down-round feature discussed above the Company applied the provisions of ASC Topic 815-15, Derivatives and Hedging, and concluded the conversion option is required to be bifurcated from the host contract and adjusted to fair value at each reporting period. The warrants also have the same down-round feature and thus the Company has concluded that the warrants are required to be classified as a liability and will be adjusted to fair value at each reporting period. In addition, the Company determined that the Note holders right to demand redemption of the notes upon certain events occurring also needs to be bifurcated. The convertible notes were recorded net of a discount of $3,350,000 due to the fair value of the warrants and derivatives amounting to $4,258,094 and $1,593,002, respectively, and being in excess of the principal value of the convertible notes. The difference of $2,501,096 between the discount and the fair value of the warrants and derivatives was recorded as interest expense at issuance. The discount is being amortized and charged to operations over the two year life of the notes using the effective interest method.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The initial fair value of the warrants of $4,258,094 and the initial fair value of the derivatives of $1,593,002 was calculated using the Monte Carlo simulation model. The underlying value of the model is Enterprise Value, and each Claim is treated as a Claim on the Enterprise Value. Since the common stock price is not the underlying value, the volatility implied by the model is not equal to the volatility used under a closed-form Black-Scholes model which values the warrants with the common stock as the underlying security. The Enterprise Value volatility used at June 30, 2011 and 2010 was 75.1% and 53.0%, respectively.

Amortization of the discount that was charged to Interest Expense for the three months ended June 30, 2011 and 2010 amounted to $425,117 and $137,616, respectively. Interest charged to operations on the principal balance of the notes for the three months ended June 30, 2011 and 2010 totaled $134,065 and $128,206, respectively.

The following is a summary of amounts related to the notes as of June 30, 2011 and March 31, 2011. The amounts related to the Statement of Operations are summarized for the three months ended June 30, 2011 and 2010:

Consolidated Balance Sheet – Assets

	June 30, 2011	March 31, 2011(restated)
Deferred financing fees	$250,311	$250,311
Accumulated amortization	(171,178)	(140,453)
Net deferred financing fees	$79,133	$109,858

Consolidated Balance Sheet – Liabilities

	June 30, 2011	March 31, 2011 (restated)
Face value of Convertible Notes	$3,350,000	$3,350,000
Unamortized Original Issue Note Discount	(1,987,849)	(2,412,966)
Accrued and unpaid interest	360,740	298,058
Conversions	(146,366)	(45,000)
Convertible notes payable, net of unamortized discount	$1,576,525	$1,190,092

Derivatives Liability – Convertible Note (Iroquois)	3,823,188	4,534,069
Warrant Liability – Convertible Note (Iroquois)	12,442,484	12,809,065
Carrying value of notes and liabilities	$17,482,197	$18,533,226

Consolidated Statement of Operations

	Three Months Ended June 30,
	2011	2010 (restated)
Interest Expense – Principal	$(134,065)	$(128,206)
Interest Expense – Deferred Financing	(30,725)	(33,275)
Interest Expense – Loan Discount	(425,117)	(137,616)
Change in Convertible Note Warrant Liability	366,581	934,349
Change in Convertible Note Derivative Liability	710,881	1,165,997
	$487,555	$1,801,249

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Working Interest in Oil Properties

In February 2010, the Company sold a 12.5% working interest in the production of newly drilled wells located in Wardlaw Field to Glen Rose Partners I, LLC, (“GRP1”) for $1,000,000. The purchase and sale agreement excludes certain existing producing wells. GRP1 has the right to participate in all non-excluded wells, including wells on the Adamson leases. Pursuant to the terms of the purchase and sale agreement, the Company is required to pay all of GRP1’s drilling and production costs until GRP1’s carried costs equal $2,000,000, of which $50,819 had been paid through June 30, 2011. Further, for five years, GRP1 will also have conversion rights to convert its working interest in the Wardlaw Prospect with an imputed value equal to the working interest purchase price as adjusted, into the Company’s common stock in the same manner as the secured convertible notes are convertible, except that GRP1 conversion price shall be 150% of the secured convertible notes’ conversion price in effect as of the conversion date, ($0.45 as of June 30, 2011) provided that the secured convertible notes remain outstanding on the date of such conversion. GRP1 is an affiliate of Iroquois Capital Opportunity Fund, LP.

The Company included the $1,000,000 purchase price and is adding the carried interest to the full cost pool in accordance with ASC Topic 932, Extractive Activities – Oil and Gas. The Company considered if the conversion option was required to be bifurcated from the host contract and concluded it did not because the conversion option and the host contract are clearly and closely related.

5. SHAREHOLDERS’ EQUITY

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

Stock Issued for Service

During the quarter ended June 30, 2011, the Company issued 272,343 shares of common stock to certain members of the Board of Directors and officers as compensation for their services rendered during the quarter ended June 30, 2011. These shares were valued at $134,400 which was charged to operations.

During the quarter ended June 30, 2011, the Company issued 52,730 shares of common stock to Point Capital Partners LLC in consideration for financial and accounting services rendered under its contract. The shares were valued at $30,000 which was charged to operations.

Regulation S Offering

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

Each unit also consisted of one warrant for each common share in which the preferred shares are convertible for a strike price of $0.40 per share exercisable any time prior to the second anniversary of the issue date and one warrant for each common share in which the preferred shares are convertible for a strike price of $0.60 per share exercisable any time prior to the third anniversary of the issue date. The warrants contain anti-dilution provisions that would reset the strike price under certain conditions if the Company issues common stock at a price lower than the applicable strike price within twelve months from the date of issuance (approximately January 2012).

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company entered into a purchase agreement dated July 4, 2011 with accredited non-U.S. investors for the sale of 4,292,990 shares of the Company’s common stock, for proceeds equal to $1,921,810. An additional 373,430 shares were issued to ABG Sundal Collier Norge ASA, as a fee for acting as an advisor to the investors in connection with the transaction. The price per share for the Shares was $0.45. The investor also received two year warrants to purchase up to an aggregate of 4,292,990 shares of common stock at an exercise price per share of $0.45. The warrants contain anti-dilution provisions that would reset the strike price under certain conditions if the Company issues common stock at a price lower than the applicable strike price within twelve months from the date of issuance (approximately July 2012). The warrants do not permit cashless exercise and are closed to exercise for six months. The shares and warrants were issued in reliance upon an exemption from registration afforded under Regulation S of the Securities Act of 1933, as amended, for transactions involving an offering and sale exclusively to non-U.S. persons.

6. STOCK-BASED COMPENSATION

Stock Option Plans

In January 2008, our board of directors approved and adopted the United Heritage Corporation 2008 Equity Incentive Plan (the “Plan”). The Company reserved 5,000,000 shares of common stock for awards that will be granted from the Plan. The awards are subject to adjustment in the event of stock dividends, recapitalizations, stock splits, reverse stock splits, subdivisions, combinations, reclassifications or similar changes in our capital structure. The Plan became effective upon adoption by the board, and, unless earlier terminated in accordance with the terms and provisions thereof, will remain in effect for a period of ten years from the date of adoption. As of June 30, 2011 and 2010 there were no awards outstanding under the Plan.

Directors of the Company adopted the 1995 Stock Option Plan effective September 11, 1995. This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. As of June 30, 2010 and 2011 there were no awards outstanding under the Plan.

Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. As of June 30, 2010 and 2011 there were no awards outstanding under the Plan.

Directors of the Company adopted the 2000 Stock Option Plan effective June 5, 2000. This Plan set aside 1,666,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, advisors, and/or employees of the Company and/or its subsidiaries. As of June 30, 2010 and 2011 there were no awards outstanding under the Plan.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options granted under the Plan must be exercised within the number of years determined by the Stock Option Committee and allowed in the Stock Option Agreement. The Stock Option Agreement may provide that a period of time must elapse after the date of grant before the options are exercisable. The options may not be exercised as to less than 100 shares at any one time.

Director’s compensation was amended on June 30, 2008. Under the revised plan, each director can choose each month to receive either $5,000 in the form of the Company’s common stock or stock options to purchase 5,000 shares of common stock. The option price is equal to the Company’s closing average bid price for the previous ended quarter. The previous agreement provided for 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month. Under the Plan, 150,000 stock options were granted to the Company’s Directors during the years ended March 31, 2009 and March 31, 2010. 15,000 options were retired as part of the litigation settlement with Joseph F. Langston Jr. 75,000 stock options remain outstanding under this Plan as of June 30, 2011.

During the year ended March 31, 2008, 100,000 stock options were issued to an employee and were not part of the plans mentioned above. These options expired as of June 30, 2011.

The director’s compensation was changed on April 1, 2010 to 20,000 shares of common stock per month delivered quarterly in advance. On June 30, 2011, the Board of Directors changed the director compensation to be 20,000 shares of common stock per month, earned in arrears at the end of each month served, and issued quarterly.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the risk free rate, the expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2011 and 2010. The expected option term was calculated based on the vesting period. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.

No stock options were granted during the quarters ended June 30, 2011 and 2010.

The following is an option activity summary under the plans for the quarter ended June 30, 2011.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, March 31, 2011	235,000	$0.78	0.44	$13,950

Forfeited or expired	(160,000)	$-	-

Outstanding, June 30, 2011	75,000	$0.57	0.67	$12,150

Exercisable June 30, 2011	75,000	$0.57	0.67	$12,150

No options were exercised in the quarter ended June 30, 2011. No options remained unvested as of June 30, 2011.

The following schedule summarizes pertinent information with regard to the stock warrants for the quarter ended June 30, 2011:

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2011
	Shares Outstanding	Weighted Average Exercise Price
Beginning of year:	50,936,532	$0.72
Granted	25,000	0.40
End of period	50,961,532	$0.72
Exercisable	50,961,532	$0.72

For the period from May 22, 2008 through March 7, 2011, the Company has recorded the warrants as liabilities and adjusted the carrying amount to fair value each reporting period.  The warrants issued with the convertible notes in March 2010 and the warrants issued as part of the January 2011 Series D convertible preferred stock offering continue to be classified as liabilities.  Additionally 1,335,000 warrants owed to certain consultants were owed to them prior to March 31, 2011 but not issued until subsequent to March 31, 2011 and thus the Company is recording them as liabilities until the date the warrant agreements are executed and the terms confirmed (warrant agreements were executed in July 2011).  All other remaining warrants have been re-classified to stockholders’ equity as of March 7, 2011.  The following table shows the change in the value of the warrant liability for the quarter ended June 30, 2011.

`Warrant liability balance March 31, 2011	$670,395
Change in fair value of warrant liability	(32,074)
Warrant liability balance June 30, 2011	$638,321

7. FAIR VALUE

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

As of June 30, 2011 and March 31, 2011 the Company had assets and liabilities that fell under the scope of ASC 820. The carrying value of accounts receivable, notes receivable and accounts payable and accrued interest all approximate their fair value due to the short term nature. The fair value of the warrant liabilities were determined by the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error. Please see Notes 1, and 4 for discussion regarding the determination of fair value for these liabilities. Accordingly, the Company’s fair value measurements of the Company’s warrant liability and derivative liabilities are classified as a Level 3 input.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

	June 30, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant Liability – Convertible Note (Iroquois)	$-	$-	$12,442,484	$12,442,484
Derivatives Liability – Convertible Note (Iroquois)	$-	$-	$3,823,188	$3,823,188
Warrant Liability - ABG	$-	$-	$4,317,891	$4,317,891
Warrant liability - Other	$-	$-	$638,321	$638,395

	March 31, 2011 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant Liability – Convertible Note (Iroquois)	$-	$-	$12,809,065	$12,809,065
Derivatives Liability – Convertible Note (Iroquois)	$-	$-	$4,534,069	$4,534,069
Warrant liability - ABG	$-	$-	$5,860,509	$5,860,509
Warrant liability - Other	$-	$-	$670,395	$670,395

The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the quarter ended June 30, 2011:

		Fair Value		Cancellation,
	Balance at	of warrants	Unrealized	termination,	Balance at
	March 31,	upon	(gains) or	And	June 30,
Description	2011	issuance	losses	reclassification	2011
Warrant Liability – Convertible Note (Iroquois)	$12,809,065	$-	$(366,581)	$-	$12,442,484
Derivatives Liability – Convertible Note (Iroquois)	$4,534,069	$-	$(710,881)	$-	$3,823,188
Warrant Liability - ABG	$5,860,509	$-	$(1,542,618)	$-	$4,317,891
Warrant liability - Other	$670,395	$-	$(32,074)	$-	$638,321

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. LEGAL PROCEEDINGS

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

Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation
On October 9, 2009, an action was commenced in the District Court in Kaufman County, Texas, by Langston Family Limited Partnership and Buccaneer Energy Corporation against the Company seeking recovery of funds and compensation for services allegedly advanced to the Company. The Company was served in March 2010 and defended the action. The action was amended on May 4, 2010 to, among other things, add Mr. Langston as a plaintiff. See, also Glen Rose Petroleum Corporation v. Joseph Langston, below. As of August 2, 2011, this matter, along with the related matter of Glen Rose Petroleum Corporation v. Joseph Langston, below, was settled. Langston agreed to discontinue and withdraw his claims with prejudice in exchange for receiving $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter and returning to the Company all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership.

Glen Rose Petroleum Corporation v. Joseph Langston
On April 1, 2010, the Company filed an action in the Delaware Court of Chancery against Mr. Langston, the Company’s former Chief Executive Officer, based upon alleged breaches of fiduciary duties as an officer and director of the Company and alleged self-dealing. On July 8, 2010, the Court denied jurisdiction in Delaware due to the prior action of Mr. Langston in Kaufman County, Texas, and directed the Company to proceed in the Texas Court. See also, Langston Family Partnership and Langston Family Partnership and Buccaneer Energy Corporation, above, which was settled. As of August 2, 2011, the Company agreed to discontinue its claims and pay Langston $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter in consideration for Langston returning to the Company all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership.

Pernice v. Glen Rose Petroleum, et. al.
On or about April 15, 2011, the Company was advised of an action filed in the Los Angeles Superior Court, in the State of California, by an individual against the Company and others, including Blackwood Capital Limited and Andrew Taylor-Kimmins, our CEO. The claim alleges, among other things, breach of contract and negligent misrepresentations arising out of a proposed transaction related to certain securities and indebtedness of the Company purportedly held by the individual. On June 13, 2011, the parties agreed to a settlement that includes a lump sum payment to Mr. Pernice of $110,267 which was paid on July 27, 2011.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

9. SUBSEQUENT EVENTS

On July 4, 2011 the Company entered into a purchase agreement with accredited non-U.S. investors for the sale of 4,292,990 shares of the Company’s common stock, for proceeds equal to $1,931,846. An additional 373,430 shares were issued to ABG Sundal Collier Norge ASA, as a fee for acting as an advisor to the investors in connection with the transaction. The price per share for the Shares was $0.45. The investor also received two year warrants to purchase up to an aggregate of 4,292,990 shares of common stock at an exercise price per share of $0.45. The warrants do not permit cashless exercise and are closed to exercise for six months. The shares and warrants were issued in reliance upon an exemption from registration afforded under Regulation S of the Securities Act of 1933, as amended, for transactions involving an offering and sale exclusively to non-U.S. persons.

On September 15, 2011 the Company exercised its right to extend the maturity of its Lothian Oil Notes Payable (Put Option) obligation, including accrued interest, till September 30, 2012.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of our financial condition, plan of operation and liquidity should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q, and our audited financial statements and the notes thereto and our Management’s Discussion and Analysis or Plan of Operation contained in our annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GOING CONCERN STATUS

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flows which raises substantial doubt about its ability to continue as a going concern. The Company had net income of $1,268,871 for the quarter ended June 30, 2011 and has an accumulated deficit of $66,715,679, at June 30, 2011.

The Company intends to continue its planned capital expenditure to continue its reworking and drilling programs, but does not have sufficient realized revenues and cash on hand is not adequate to cover immediate cash needs. However, the Company expects revenues from production will be enough to cover operating expenses in the near term.

Although the Company obtained additional financing of approximately $1.9 million in July 2011 (see Note 8), which provided the needed funds for continued operations and drilling program in the short term, the Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. Furthermore, certain of the Company’s current creditors may be required to approve any such transaction.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement

During the January 2011 offering of convertible preferred stock (“Regulation S Offering”) with warrants the Company realized that on May 22, 2008 when it entered into a statutory merger whereby it moved its state of incorporation from Utah to Delaware (See Note 5) the number of authorized shares was inadvertently changed from 125,000,000 to 20,000,000. In conjunction with the January 2011 Regulation S Offering, the Company applied to the State of Delaware to authorize 150,000,000 shares of common stock, which was completed on March 7, 2011. For the period from May 22, 2008 through March 7, 2011, the Company had warrants outstanding in excess of the authorized and unissued common shares and as such in accordance with ASC Topic 815, Derivatives and Hedging, these warrants should have been classified as liabilities. In addition, as part of the process of closing the Company’s financial records for the year ended March 31, 2011, it noted the convertible debt and warrants issued in March 2010 and other transactions were not recorded correctly. The conversion option, which includes certain anti-dilution provisions, and a put option that includes a 20% premium, should have been bifurcated from the host contract and adjusted to fair value in accordance with ASC Topic 815. In addition the warrants also contain anti-dilution provisions that require liability classification in accordance with ASC Topic 815. As a result, the Company concluded that its annual financial statements for the year ended March 31, 2010 as well as its quarterly financial statements for the quarters ended within the fiscal year ended March 31, 2011, required a restatement to reflect these changes.

A summary of significant effects of the restatement follows:

On May 22, 2008, the Company had 20,307,087 warrants outstanding that carried a fair value of $11,926,934 as of that date and a fair value of $1,784,348 as of March 31, 2009. As of May 22, 2008, the Company made an adjustment to reclassify the warrants from equity to a liability and at March 31, 2009 the fair value was adjusted. For the year ended March 31, 2010, 3,733,332 warrants at a fair value of $536,746 at grant date were issued and 9,000,000 warrants at a fair value of $1,391,493 at termination date were cancelled. At March 31, 2010 the fair value of the warrants outstanding, not including the warrants issued with the convertible notes, was $3,992,172. For the quarter ended June 30, 2010, 4,183,336 warrants at a fair value of $747,926 at grant date were issued. On March 7, 2011, the fair value of the warrants outstanding, not including the warrants issued with convertible notes or with the January 2011 Regulation S Offering or 1,335,000 warrants due to certain consultants (see note 5) was $4,525,117 and was reclassified to additional paid-in capital.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The convertible notes issued on March 3, 2010 included anti-dilution provisions in the conversion option and the warrants that allow for a reset of the respective conversion and exercise prices in certain situations when the Company issues common shares at a lower price. Additionally, the convertible notes include a provision that allows the creditors to put the notes back to the Company at a 20% premium in certain change of control or default situations. In order to determine the fair value of the embedded derivatives and the warrant liability the Company utilized a Monte Carlo simulation methodology. As of March 3, 2010, the fair value of the derivatives was $1,593,002 and the fair value of the warrant liability was $4,258,094. Due to the number of common shares on a fully-diluted basis offered to the creditors, the fair value of the derivatives and the warrant liability exceeded the principal amount of the convertible notes and so the Company recorded interest expense of $2,501,096 upon the date of issuance. The original issue discount of $3,350,000 is being amortized over the life of the debt using the effective interest rate method and for the year ended March 31, 2010 the amortization was $38,548. For the quarter ended June 30, 2010, the amortization of the debt discount was $137,616.

Stock based compensation expense for the quarter ended June 30, 2010 of $326,557 was reclassed from a separate category for stock based compensation in the statement of operations to general and administrative expense in accordance with ASC Topic 718, Stock Compensation. Additionally $548,950 of stock based compensation related to warrants issued to consultants was recorded for the quarter ended June 30, 2010.

Independent petroleum engineers have estimated the Company’s proved oil and gas reserves, all of which are located in Edwards County, Texas. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors. The original reserve report for fiscal year ended March 31, 2010 was not prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards, which require that calculations be based on the twelve month un-weighted first-day-of –the-month average price for March 31, 2010. As such, the Company corrected the report and restated the related disclosures in the supplementary financial information in the Form 10-K for the year ended March 31, 2011. The effect of these adjustments was not material to the recorded depreciation, depletion and accretion amounts reported for the quarter ended June 30, 2010.

	Three Months Ended June 30, 2010 (As Previously Reported)	Amount of Change	Three Months Ended June 30, 2010 (As Restated)
Statement of Operations
Production and Operating	$140,845	$29,146	$169,991
Impairment of field equipment	66,739	(66,739)	-
Depreciation, depletion and accretion	17,598	(3,567)	14,031
General and administrative	727,421	875,507	1,602,928
Stock based compensation	326,557	(326,557)	-
Interest Expense	(358,807)	18,461	(340,346)
Change in value of warrant liability	-	1,805,040	1,805,040
Change in value of warrant liability - Iroquois	-	934,349	934,349
Change in value of derivative liability - Iroquois	-	1,165,997	1,165,997
Net Income (Loss)	$(1,565,690)	$3,416,058	$1,850,369
Basic Earnings per common share	$(0.12)	$0.23	$0.11
Diluted Earnings per common share	$(0.12)	$0.18	$0.06

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010
Our revenues increased $295,437 or approximately 1,072%, to $322,997 for the three months ended June 30, 2011, as compared to $27,560 for the three months ended June 30, 2010. The increase in revenue in 2011 compared to 2010 was due to significant increase in production due to new development and the reworking of our wells.

Our total production and operating costs and expenses increased $64,203 or approximately 38%, to $234,194 for the three months ended June 30, 2011, as compared to $169,991 for the three months ended June 30, 2010. The increase in our production and operating expenses was primarily attributable to increased hours spent by employees on operating and production activities and an increase in production related costs for the three months ended June 30, 2011.

Our depreciation, depletion and accretion increased by $50,450, or approximately 360%, to $64,481 for the three months ended June 30, 2011, as compared to $14,031 for the three months ended June 30, 2010. Substantially all of our increase pertained to the depreciation, depletion and accretion expenses incurred in our oil properties.

General and administrative expenses decreased $739,676, or approximately 46%, to $863,252 for the three months ended June 30, 2011, as compared to $1,602,928 for the three months ended June 30, 2010. This decrease in our general and administrative expenses during the current three month period is attributable to a decrease in professional fees and salaries.

Our loss from operations decreased from $1,759,390 for the three months ended June 30, 2010, to $838,930 for the three months ended June 30, 2011. This change in our loss from operations is primarily attributable to an increase in revenue as well as a decrease in general and administrative expenses.

Interest expense increased from $304,346 for the three months ended June 30, 2010 to $625,745 for the three months ended June 30, 2011. Part of this increase is attributable to higher amounts of the Iroquois Notes Discount being expensed as on a quarter basis.

The income related to the changes in value of warrant and derivative liabilities decreased from $3,905,386 for the three months ended June 30, 2010 to $2,652,154 on June 30, 2011. The change in value of warrant and derivative liability is attributable to fluctuations in the share price of Glen Rose common stock.

Our net income decreased $581,498 from $1,850,369 for the three months ended June 30, 2010, to $1,268,871 for the three months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations. We anticipate that this will change in the near future as a result of our capital raising and development efforts, combined with operating changes.

Current liabilities increased from $6,554,636 at March 31, 2011 to $6,713,966 at June 30, 2011, an increase of $159,330, or approximately 2%. Increases during the three months ended June 30, 2011 were mainly due to an increase in the convertible notes payable of $386,433 from $1,190,092 at March 31, 2011 to $1,576,525 at June 30, 2011, and an increase in accounts payable from $685,905 at March 31, 2011 to $1,062,081 at June 30, 2011, an increase of $376,177. The increase in accrued interest and accounts payable was offset by a decrease in the Derivatives Liability on the Convertible Note with Iroquois.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We had working capital deficit of $6,514,004 at June 30, 2011, as compared to working capital deficit of $5,527,253 at March 31, 2011, a working capital decrease of $986,751or approximately 18%. The decrease in our working capital resulted primarily from cost incurred and paid to increase the overall operations and production of the Company.

As of November 11, 2011 the Company held $11,693 in cash.

The Company intends to continue its planned capital expenditure to continue its reworking and drilling programs, but does not have sufficient realized revenues and cash on hand is not adequate to cover immediate cash needs. However, the Company expects revenues from production will be enough to cover operating expenses in the near term.

Although the Company obtained additional financing of approximately $1.9 million in July 2011 (see Note 9), which provided the needed funds for continued operations and drilling program in the short term, the Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. Furthermore, certain of the Company’s current creditors may be required to approve any such transaction.

Cash Flow

Our operations used $338,587 of cash in the three months ended June 30, 2011. Net income for the quarter of $1,268,871, was offset by changes in value of warrant liability and derivative liability totaling $2,652,154. Stock compensation expenses of $164,400, amortization of loan discount of $425,117 and an increase of $376,176 in accounts payable and accrued expenses also impacted the cash used in operating activities. Cash of $508,638 was used in investing activities during the same three month period, most of which was used on additions to the oil and gas properties. Cash from escrow of $367,554 was the only source of cash provided by our financing activity during the three months ended June 30, 2011.

At June 30, 2011, we had cash on hand and cash in escrow in the amount of $3,907 as compared to $1,878,088 at June 30, 2010.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk.

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil production. Realized pricing is primarily driven by the prevailing price for crude oil. Pricing for oil has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control, such as the strength of the global economy. Currently the Company does not use any derivative instruments to hedge our exposure in the movement in oil prices.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The market price per barrel of oil decreased from $106.72 on March 31, 2011 to $95.42 on June 30, 2011.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, and due to the material weaknesses in our internal control over financial reporting described previously in our Form 10-K for the year ended March 31, 2011, and summarized below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

We identified the following material weaknesses in internal control over financial reporting as of June 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

Complex Equity and Debt Transactions
We had difficulties in applying complex accounting standards and did not have sufficient staffing and technical expertise in order to recognize and record complex equity and debt transactions. Adequate controls over these processes were absent as of June 30, 2011. During the audit of the March 31, 2011 financial statements it was noted that there were certain debt and equity transactions that were improperly recorded and were required to be restated and/or adjusted based on the audit findings. The absence of controls in this area resulted in the restatement of the March 31, 2010 Form 10-K and adjustments to fiscal year ended March 31, 2011 balances related to stock based compensation to consultants, classification of outstanding warrants, convertible debt and convertible equity which were not originally recorded in accordance with ASC Topic 718, Stock Compensation, ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities and Equity.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company believes that deficiencies and material weaknesses in our controls and procedures will be remediated before management undertakes its assessment of disclosure controls and procedures and internal control over financial reporting for the fiscal year ending March 31, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended June 30, 2011, no changes were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a current report regarding ongoing legal proceedings involving the Company and other material claims, reference is made to Item 3 of Part I of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 17, 2011, which is incorporated herein, subject to the following:

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 30, 2011.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION

None.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 6. EXHIBITS

Exhibits

3.1 Certificate of Incorporation filed in Delaware on May 22, 2008, incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

3.3 Bylaws of Corporation, incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for period ending March 31, 2008 filed July 14, 2008.

3.3(a) Amendment to By-Laws, incorporated by reference to Exhibit 3.3(a) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

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

10.1 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Form SB-2 Registration Statement filed May 4, 2004.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.26(c) Adamson Option, July 2010, incorporated by reference to Exhibit 10.26(c) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

10.27 Application Form for the purchase of the Company’s Series D Convertible Preferred Stock, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 25, 2011,

10.28 Engagement Letter, dated January 15, 2011, between the Company and Barry J. Pierce, CPA incorporated by reference to Exhibit 10.28 to Registrant’s Form 10-Q filed February 22, 2011.

10.29 Consulting Agreement, dated October 25, 2010, between the Company and James Casperson incorporated by reference to Exhibit 10.29 to Registrant’s Form 10-Q filed February 22, 2011.

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

31.1 Certification of Principal Executive Officer*

31.2 Certification of Principal Accounting and Financial Officer*

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act*

32.2 Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act*

*Filed herewith.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEN ROSE PETROLEUM CORPORATION

Date: November 16, 2011	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Executive Officer

Date: November 16, 2011	By:	/s/ Theodore D. Williams
Theodore D. Williams
Chief Financial Officer