Form 10-Q
period 2011-09-30
Glen Rose Petroleum CORP
filed 2011-11-21
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2011, the Company had 31,990,797 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

PART I - FINANCIAL INFORMMATION

ITEM 1.  FINANCIAL STATEMENTS

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS

	September 30, 2011	March 31, 2011
	(Unaudited)
CURRENT ASSETS:
Cash	$213,489	$483,578
Cash held in escrow	-	367,554
Accounts receivable	24,501	113,006
Notes receivable	-	37,500
Inventory	101,726	22,494
Prepaid expenses and other current assets	68,504	3,251
Total current assets	408,220	1,027,383

OIL AND GAS PROPERTIES, accounted for using the full cost method, net
Unproven	1,289,840	1,212,267
Proven	6,304,547	5,657,975
	7,594,387	6,870,242

PROPERTY AND EQUIPMENT, at cost:
Field equipment	229,846	201,187
Computer equipment	19,549	19,759
Vehicles	98,351	79,202
	347,746	300,148
Less: accumulated depreciation	(72,908)	(61,040)
	274,838	239,108

OTHER ASSETS:
Deferred financing fees and other	49,014	109,858
	49,014	109,858

Total assets	$8,326,459	$8,246,591

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2011	March 31, 2011
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$464,749	$685,905
Notes payable, current portion	2,606,956	144,570
Convertible notes payable, net of unamortized discount	2,118,012	1,190,092
Derivatives Liability - Convertible Note (Iroquois)	1,294,070	4,534,069
Total current liabilities	6,483,787	6,554,636

LONG-TERM LIABILITIES:
Asset retirement obligation	78,824	75,609
Warrant Liability - Convertible Note (Iroquois)	8,471,527	12,809,065
Warrant Liability - ABG	2,648,226	5,860,509
Notes payable, less current portion	-	2,683,649
Warrant liability - Other	10,252	670,395
Total liabilities	17,692,616	28,653,863

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 150,000,000 shares authorized; 31,861,426 shares issued and outstanding at September 30, 2011 and 25,869,613 issued and outstanding at March 31, 2011	31,860	25,869
Additional paid-in capital	48,680,291	47,551,410
Accumulated deficit	(58,078,308)	(67,984,551)
Total shareholders’ deficit	(9,366,157)	(20,407,272)
Total liabilities and shareholders’ deficit	$8,326,459	$8,246,591

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(restated)		(restated)
OPERATING REVENUES:
Oil and gas sales	$159,710	$236,915	$482,706	$264,475

OPERATING COSTS AND EXPENSES:
Production and operating	75,003	213,573	309,197	383,564
Depreciation, depletion and accretion	41,933	62,274	106,414	76,305
General and administrative	804,283	717,498	1,667,535	2,320,426
Total operating costs and expenses	921,219	993,345	2,083,146	2,780,295

LOSS FROM OPERATIONS	(761,509)	(756,430)	(1,600,440)	(2,515,820)

OTHER INCOME (EXPENSE):
Gain on cancellation of indebtedness	-	-	-	34,860
Loss on sale of property and equipment	-	-	(7,946)	-
Interest income	162	10,481	196	20,339
Interest expense	(699,276)	(367,555)	(1,325,021)	(707,901)
Other	-	-	89,305	-
Change in value of warrant liability	702	(191,777)	32,776	1,613,263
Change in value of warrant liability - Iroquois	3,970,957	(1,162,554)	4,337,538	(228,205)
Change in value of derivative liability - Iroquois	2,529,118	(425,872)	3,239,999	740,126
Change in value of warrant liability - ABG	3,597,218	-	5,139,836	-
Total other income (expense)	9,398,881	(2,137,277)	11,506,683	1,472,482

NET INCOME (LOSS)	$8,637,372	$(2,893,707)	$9,906,243	$(1,043,338)

BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss)	$0.28	$(0.17)	$0.35	$(0.06)
Weighted average number of shares outstanding	31,262,837	17,249,797	28,633,356	17,110,623

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss)	$0.16	(0.17)	$0.18	(0.06)
Weighted average number of shares outstanding	55,112,738	17,249,797	54,624,937	17,110,623

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30,
	2011	2010
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$9,906,243	$(1,043,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	106,414	76,305
Loss on disposal of property and equipment	7,946	-
Net gain on settlement of debt	-	(34,860)
Gain on litigation settlements	(89,305)	-
Change in value of warrant liability	(32,776)	(1,613,263)
Change in value of warrant liability - Iroquois	(4,337,538)	228,205
Change in value of derivative liability - Iroquois	(3,239,999)	(740,126)
Change in value of warrant liability - ABG	(5,139,836)	-
Stock compensation expense	311,999	1,103,794
Amortization of financing fees	60,844	65,894
Amortization of loan discount	992,431	321,262
Changes in assets and liabilities:
Trade and other receivables	88,505	(178,776)
Short term notes receivable	37,899	(18,520)
Inventory	(79,232)	(30,302)
Prepaid expenses and other assets	(65,652)	(26,622)
Accounts payable and accrued expenses	(221,156)	137,472
Accrued interest	(5,064)	274,781
Net cash used in operating activities	(1,698,277)	(1,478,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(805,046)	(1,038,838)
Additions to equipment	(56,130)	(123,647)
Net cash used in investing activities	(861,176)	(1,162,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash held in escrow	367,554	2,200,000
Proceeds from Regulation S offering	1,921,810	-
Common stock receivable	-	1,558
Net cash provided by financing activities	2,289,364	2,201,558

NET DECREASE IN CASH	(270,089)	(439,021)

CASH, beginning of year	483,578	455,233

CASH, end of year	$213,489	$16,212

- Continued -
See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS
	ENDED SEPTEMBER 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$464,512	$126,183
Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt	$191,405	$-
Warrant cancellations and terminations	$-	$292,331
Warrant reclassified to equity	$627,367	$-

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

Principles of Consolidation and Presentation

The Company prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and included the accounts of Glen Rose Petroleum Corporation and its wholly-owned subsidiaries, Glen Rose Petroleum Services, UHC Petroleum Corporation, UHC Petroleum Services Corporation and National Heritage Sales Corporation.

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

Use of Estimates

Management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates.  The Company made significant assumptions in valuing its  unproved oil reserves, which may affect the amounts at which oil properties are recorded.  The Company has computed its stock-based compensation expense using assumptions such as volatility, expected life and the risk-free interest rate.  Those assumptions may be revised in the near term, in which case these estimates will be revised, and these revisions could be material.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under full cost accounting rules, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the ceiling) equal to the sum of: (i) the after tax present value of estimated future net revenues computed by applying the 12-month un-weighted first-day-of-the-month average oil and gas prices to the Company’s proved year-end reserve quantities, less future production, development, site restoration, and abandonment costs derived based on current costs assuming continuation of existing economic conditions and computed using a discount factor of ten percent; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproven properties included in the costs being amortized. If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the ceiling, the excess shall be charged to expense and separately disclosed during the period in which the excess occurs. Amounts thus required to be written off are not reinstated for any subsequent increase in the cost center ceiling.

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

During the quarter ended September 30, 2011, the Company’s oil and gas properties did not have an impairment to recognize because it did not exceed its ceiling test limit.

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Basic	31,262,837	17,249,797	28,633,356	17,110,623
Effect of dilutive securities:
Stock options and warrants	9,832,523	-	11,974,203	-
Effect of assumed conversion of convertible debt	11,795,156	-	11,795,156	-
Effect of assumed conversion of working interest	2,222,222	-	2,222,222	-
Diluted	55,112,738	17,249,797	54,624,937	17,110,623

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Weighted-average options to purchase 15,000 shares of common stock at an exercise price of $0.97 that were outstanding during the three and six months ended September 30, 2011 were excluded from the computation of diluted earnings per share.  Weighted-average warrants to purchase 45,048,181 and 42,908,764 shares of common stock at an exercise price ranging from $0.60 to $3.75 per share that were outstanding during the three and six months ended September 30, 2011 were excluded from the computation of diluted earnings per share.  In each of these periods, such options’ and warrants exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options and warrants to be anti-dilutive.  For the three and six months ended September 30, 2010 basic and diluted loss per share are the same amount since the calculation of diluted per share would result in an anti-diluted calculation.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation to employees in accordance with the provisions of ASC Topic 718, Compensation - Stock Compensation.  These provisions require, among other things: (a) the fair value of all stock awards be expensed over their respective vesting periods; (b) the amount of cumulative compensation cost recognized at any date must at least be equal to the portion of the grant-date value of the award that is vested at that date and (c) that compensation expense include a forfeiture estimate for those shares not expected to vest. Also in accordance with these provisions, for those awards with multiple vest dates, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

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

Warrant and Derivative Liabilities

The Company issued, in March 2010, convertible notes payable with warrants and, in a separate transaction in January 2011, issued Series D convertible preferred stock with warrants. In analyzing the March 2010 convertible notes and the January 2011 and July 2011 financing transactions, the conversion option for the notes payable and warrants associated with these transactions have certain anti-dilution and other provisions that cause them to be a derivative and liability, respectively. The put option provision of the March 2010 convertible notes is at a 20% premium which causes it also to be a derivative.  The derivative liabilities associated with the March 2010 convertible note are revalued each reporting period and any increase or decrease is recorded to the statement of operations under the caption “Change in value of derivative liability - Iroquois”.  The warrant liabilities associated with the March 2010 convertible note are revalued each reporting period and any increase or decrease is recorded to the consolidated statement of operations under the caption “Change in value of warrant liability - Iroquois”.  The warrant liabilities associated with the January 2011 and July 2011 financing transactions are revalued each reporting period and any increase or decrease is recorded to the statement of operations under the caption “Change in value of warrant liability - ABG”.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reclassifications

Certain reclassifications have been made to conform the March 31, 2011 and September 30, 2010 amounts to the September 30, 2011 presentation for comparative purposes.

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

A summary of significant effects of the restatement follows:

On May 22, 2008, the Company had 20,307,087 warrants outstanding that carried a fair value of $11,926,934 as of that date and a fair value of $1,784,348 as of March 31, 2009.  As of May 22, 2008, the Company made an adjustment to reclassify the warrants from equity to a liability and at March 31, 2009 the fair value was adjusted.  For the year ended March 31, 2010, 3,733,332 warrants at a fair value of $536,746 at grant date were issued and 9,000,000 warrants at a fair value of $1,391,493 at termination date were cancelled.  At March 31, 2010 the fair value of the warrants outstanding, not including the warrants issued with the convertible notes, was $3,992,172.  For the six months ended September 30, 2010, 4,303,336 warrants at a fair value of $793,462 at grant date were issued.  On March 7, 2011, the fair value of the warrants outstanding, not including the warrants issued with convertible notes or with the January 2011 Regulation S Offering or 1,335,000 warrants due to certain consultants (see note 5) was $4,525,117 and was reclassified to additional paid-in capital.

The convertible notes issued on March 3, 2010 included anti-dilution provisions in the conversion option and the warrants that allow for a reset of the respective conversion and exercise prices in certain situations when the Company issues common shares at a lower price.  Additionally, the convertible notes include a provision that allows the creditors to put the notes back to the Company at a 20% premium in certain change of control or default situations.  In order to determine the fair value of the embedded derivatives and the warrant liability the Company utilized a Monte Carlo simulation methodology.  As of March 3, 2010, the fair value of the derivatives was $1,593,002 and the fair value of the warrant liability was $4,258,094.  Due to the number of common shares on a fully-diluted basis offered to the creditors, the fair value of the derivatives and the warrant liability exceeded the principal amount of the convertible notes and so the Company recorded interest expense of $2,501,096 upon the date of issuance.  The original issue discount of $3,350,000 is being amortized over the life of the debt using the effective interest rate method and for the year ended March 31, 2010 the amortization was $38,548.  For the three and six months ended September 30, 2010, the amortization of the debt discount was $183,647 and $321,262.

Stock based compensation expense for the three and six months ended September 30, 2010 of $129,490 and $456,047, respectively was reclassed from a separate category for stock based compensation in the statement of operations to general and administrative expense in accordance with ASC Topic 718, Stock Compensation.  Additionally, $14,569 and $563,519 of stock based compensation related to warrants issued to consultants was recorded for the three and six months ended September 30, 2010, respectively.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Independent petroleum engineers have estimated the Company’s proved oil and gas reserves, all of which are located in Edwards County, Texas.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate.  Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.  The original reserve report for fiscal year ended March 31, 2010 was not prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards, which require that calculations be based on the twelve month un-weighted first-day-of –the-month average price for March 31, 2010.  As such, the Company corrected the report and restated the related disclosures in the supplementary financial information in the Form 10-K for the year ended March 31, 2011.  The effect of these adjustments was not material to the recorded depreciation, depletion and accretion amounts reported for the three and six months ended September 30, 2010.

	Three Months Ended September 30, 2010 (As Previously Reported)	Amount of Change	Three Months Ended September 30, 2010 (As Restated)
Statement of Operations
Production and Operating	$95,753	$117,820	$213,573
Impairment of field equipment	58,131	(58,131)	-
Depreciation, depletion and accretion	70,913	(8,639)	62,274
General and administrative	573,439	144,059	717,498
Stock based compensation	129,490	(129,490)	-
Interest Expense	(341,700)	(25,855)	(367,555)
Change in value of warrant liability	-	(191,777)	(191,777)
Change in value of warrant liability – Iroquois	-	(1,162,554)	(1,162,554)
Change in value of derivative liability – Iroquois	-	(425,872)	(425,872)
Net Loss	$(1,022,030)	$(1,871,677)	$(2,893,707)
Basic and Diluted Loss per common share	$(0.06)	$(0.11)	$(0.17)

	Six Months Ended September 30, 2010 (As Previously Reported)	Amount of Change	Six Months Ended September30, 2010 (As Restated)
Statement of Operations
Production and Operating	$236,598	$146,966	$383,564
Impairment of field equipment	124,870	(124,870)	-
Depreciation, depletion and accretion	88,511	(12,206)	76,305
General and administrative	1,300,860	1,019,566	2,320,426
Stock based compensation	456,047	(456,047)	-
Interest Expense	(700,508)	(7,393)	(707,901)
Change in value of warrant liability	-	1,613,263	1,613,263
Change in value of warrant liability – Iroquois	-	(228,205)	(228,205)
Change in value of derivative liability – Iroquois	-	740,126	740,126
Net Loss	$(2,587,720)	$1,544,382	$(1,043,338)
Basic and Diluted Loss per common share	$(0.15)	$0.09	$(0.06)

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business.  The Company has incurred substantial losses from operations and it has negative operating cash flows which raises substantial doubt about its ability to continue as a going concern.  The Company had net income of $8,637,372 and $9,906,243 for the three and six months ended September 30, 2011, respectively.  As of September 30, 2011 the Company had an accumulated deficit of $58,078,308.

The Company intends to continue its planned capital expenditure to continue its reworking and drilling programs, but does not have sufficient realized revenues and cash on hand is not adequate to cover immediate cash needs. However, the Company expects revenues from production will be enough to cover operating expenses in the near term.

Although the Company obtained additional financing of approximately $1.9 million in July 2011 (see Note 5), which provided the needed funds for continued operations and drilling program in the short term, the Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern.  If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all.  To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business.  Furthermore, certain of the Company’s current creditors may be required to approve any such transaction.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. NOTES PAYABLE

	September 30, 2011	March 31, 2011
Blackwood Ventures LLC	$32,589	$31,320
Litigation settlement with Joseph “Chip” Langston	40,000	120,000
PE Consulting	-	13,250
Lothian Put Option holders	2,534,367	2,663,649
	2,606,956	2,828,219
Less current portion	2,606,956	144,570
Notes payable, less current portion	$-	$2,683,649

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Blackwood Ventures LLC

Through March 31, 2010, Blackwood Ventures LLC made advances to the Company totaling $426,000, which were assessed interest at an annual rate of 8%.  Accrued interest is payable quarterly.  Of the amount advanced, $250,000 and related accrued interest were subject to a Convertible Debenture Agreement.  Pursuant to the terms of the Debenture, in lieu of receiving cash, Blackwood had the right to receive shares of the Company’s common stock as payment for accrued interest at a conversion price of 5% over the bid price on the date of payment.  The advances are convertible into common stock of the Company at price per share of $0.19.  The debenture matured on September 30, 2010.

For the year ended March 31, 2010, the Company issued 2,600,410 shares of its common stock to Blackwood in exchange for the cancellation of $489,078 of loans, advances, accrued compensation, and accrued interest.

As of September 30, 2011 principal and accrued interest is $32,589.  Interest charged to operations on the debenture for the three and six months ended September 30, 2011 and 2010 amounted to $644 and $595, and $1,269 and $1,172, respectively.

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

In February 2010, the Company entered into novation agreements with the option holders to convert the put option liabilities into unsecured notes payable totaling $2,489,780.  These notes are assessed interest at an annual rate of 4% and mature on September 30, 2011, when the principal balances and accrued interest thereon are due; however, the Company has the right to extend the maturity dates to September 30, 2012 with an increase in the interest rate charged on the notes to 6% per annum.  The Company recognized a loss of $342,010 on the conversion, which was charged to operations in March 2010.  As of September 30, 2011, the principal balance of the note was reduced by $186,508, and accrued interest of $13,024 was written off, due to the litigation settlement with Thomas Pernice.  The lump sum payment agreed upon in the settlement was paid in full on July 27, 2011.

Interest accrued on these notes and charged to operations for the three and six months ended September 30, 2011 and 2010 amounted to $35,317 and $38,177, and $70,250 and $75,938, respectively.  The balance of this obligation, including accrued interest, was $2,534,367 on September 30, 2011. On September 15, 2011 the Company exercised its right to extend the maturity of its Lothian Oil Notes Payable (Put Option) obligation, including accrued interest, till September 30, 2012.  The entire amount is classified as a current liability as the Company exercised its right to extend the maturity to September 30, 2012.

Litigation Settlement with Joseph “Chip” Langston

On August 2, 2011 a litigation settlement was reached with Joseph “Chip” Langston, the Company’s former Chief Financial Officer.  The settlement covered the Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation and the Glen Rose Petroleum Corporation v. Joseph Langston matters.

In the settlement agreement, Mr. Langston agreed to discontinue and withdraw all legal claims with prejudice in exchange for receiving $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter and returning all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership.  The initial payment of $80,000 was made when the settlement was signed on August 2, 2011.  The monthly payments commenced on October 1, 2011.  As of September 30, 2011, the total monthly payments of $40,000 were recorded within current notes payables.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the fiscal year ended March 31, 2011, one of the Note holders converted $45,000 of the Note balance into stock, resulting in the conversion of principal equivalent to 150,000 shares of common stock.  During the six months ended September 30, 2011, four Note holders converted their principal balance and accrued interest into common stock.  The first Note holder converted $38,209 into 127,362 shares of common stock while the second Note holder converted $63,157 into 210,524 shares of common stock.  The third and fourth Note holders each converted $44,350 into 147,833 shares of common stock.  As of September 30, 2011, the remaining maximum number of conversion shares of common stock for the notes’ principal amounts plus accrued and unpaid interest, assuming all remaining shares are converted was 11,795,156 shares of common stock.  The Company incurred loans fees of $250,311, which has been deferred and is being amortized over the life of the notes.

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
(Unaudited)

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

The initial fair value of the warrants of $4,258,094 and the initial fair value of the derivatives of $1,593,002 was calculated using the Monte Carlo simulation model.  The underlying value of the model is Enterprise Value, and each Claim is treated as a Claim on the Enterprise Value. Since the common stock price is not the underlying value, the volatility implied by the model is not equal to the volatility used under a closed-form Black-Scholes model which values the warrants with the common stock as the underlying security. The Enterprise Value volatility used at September 30, 2011 and 2010 was 73.0% and 51.1%, respectively.

Amortization of the discount that was charged to interest expense for the three and six months ended September 30, 2011 amounted to $567,314 and $992,431, respectively.  For the three and six months ended September 2010, $183,647 and $321,262 of discount amortization was recorded to interest expense.

Interest charged to operations on the principal balance of the notes for the three and six months ended September 30, 2011 totaled $134,727 and $268,791, respectively.  For the three and six months ended September 30, 2010, interest charged to operations on the principal balance of the notes was $108,297 and $236,505, respectively.

The following is a summary of amounts related to the notes as of September 30, 2011 and March 31, 2011.  The amounts related to the Statement of Operations are summarized for the three months ended September 30, 2011 and 2010:

Consolidated Balance Sheet – Assets
	September 30, 2011	March 31, 2011
Deferred financing fees	$250,311	$250,311
Accumulated amortization	(201,297)	(140,453)
Net deferred financing fees	$49,014	$109,858

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Balance Sheet – Liabilities
	September 30, 2011	March 31, 2011
Face value of Convertible Notes	$3,350,000	$3,350,000
Unamortized Original Issue Note Discount	(1,420,535)	(2,412,966)
Accrued and unpaid interest	423,613	298,058
Conversions	(235,066)	(45,000)
Convertible notes payable, net of unamortized discount	$2,118,012	$1,190,092

Derivatives Liability – Convertible Note (Iroquois)	$1,294,070	$4,534,069
Warrant Liability – Convertible Note (Iroquois)	8,471,527	12,809,065
Carrying value of notes and liabilities	$11,883,609	$18,533,226

Consolidated Statement of Operations
	Three Months Ended September 30,
	2011	2010 (restated)
Interest Expense – Principal	$(134,727)	$(108,297)
Interest Expense – Deferred Financing	(30,118)	(32,619)
Interest Expense – Loan Discount	(567,314)	(183,647)
Change in Convertible Note Warrant Liability	3,970,957	(1,162,554)
Change in Convertible Note Derivative Liability	2,529,118	(425,872)
	$5,767,916	$(1,912,989)

	Six Months Ended September 30,
	2011	2010 (restated)
Interest Expense – Principal	$(268,791)	$(236,505)
Interest Expense – Deferred Financing	(60,844)	(65,894)
Interest Expense – Loan Discount	(992,431)	(321,262)
Change in Convertible Note Warrant Liability	4,337,538	(228,205)
Change in Convertible Note Derivative Liability	3,239,999	740,126
	$6,255,470	$(111,740)

Working Interest in Oil Properties

In February 2010, the Company sold a 12.5% working interest in the production of newly drilled wells located in Wardlaw Field to Glen Rose Partners I, LLC, (“GRP1”) for $1,000,000. The purchase and sale agreement excludes certain existing producing wells. GRP1 has the right to participate in all non-excluded wells, including wells on the Adamson leases.  Pursuant to the terms of the purchase and sale agreement, the Company is required to pay all of GRP1’s drilling and production costs until GRP1’s carried costs equal $2,000,000.  Further, for five years, GRP1 will also have conversion rights to convert its working interest in the Wardlaw Prospect with an imputed value equal to the working interest purchase price as adjusted, into the Company’s common stock in the same manner as the secured convertible notes are convertible, except that GRP1 conversion price shall be 150% of the secured convertible notes’ conversion price in effect as of the conversion date, ($0.45 as of September 30, 2011) provided that the secured convertible notes remain outstanding on the date of such conversion.  GRP1 is an affiliate of Iroquois Capital Opportunity Fund, LP.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Issued for Service

During the three and six months ended September 30, 2011, the Company issued 300,000 shares and 572,343 shares, respectively, of common stock to certain members of the Board of Directors and officers as compensation for their services rendered during the quarter ended September 30, 2011.  These shares were valued at $116,559 and $251,999 for the same time periods, the value of these shares was charged to operations.

During the three and six months ended September 30, 2011, the Company issued 64,716 shares and 117,446 shares, respectively, of common stock to Point Capital Partners LLC in consideration for financial and accounting services rendered under its contract.  The shares were valued at $30,000 and $60,000 for the same time periods, the value of these shares was charged to operations.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company entered into a second purchase agreement dated July 4, 2011 with accredited non-U.S. investors for the sale of 4,292,990 shares of the Company’s common stock, for proceeds equal to $1,921,810.  An additional 373,430 shares were issued to ABG Sundal Collier Norge ASA, as a fee for acting as an advisor to the investors in connection with the transaction.  The price per share for the Shares was $0.45.  The investor also received two year warrants to purchase up to an aggregate of 4,292,990 shares of common stock at an exercise price per share of $0.45. The warrants contain anti-dilution provisions that would reset the strike price under certain conditions if the Company issues common stock at a price lower than the applicable strike price within twelve months from the date of issuance (approximately July 2012).  The warrants do not permit cashless exercise and are closed to exercise for six months.  As a result of the anti-dilution provisions the warrants are required to be classified as liabilities and adjusted to fair value for the twelve months that the anti-dilution provision is effective (after that time the warrants would be reclassified to equity if they are still outstanding).

The shares and warrants were issued in reliance upon an exemption from registration afforded under Regulation S of the Securities Act of 1933, as amended, for transactions involving an offering and sale exclusively to non-U.S. persons.

The initial fair value of the warrants of approximately $5,400,000 issued in January 2011 and the initial fair value of the warrants of approximately $1,900,000 issued in July 2011 was calculated using the Monte Carlo simulation model.  The underlying value of the model is Enterprise Value, and each Claim is treated as a Claim on the Enterprise Value.  Since the common stock price is not the underlying value, the volatility implied by the model is not equal to the volatility used under a closed-form Black-Scholes model which values the warrants with the common stock as the underlying security.  The Enterprise Value volatility used for the initial valuations in January 2011 and July 2011 was 86.2% and 90.2%, respectively, and the volatility used at September 30, 2011 was 73.0%.

6. STOCK-BASED COMPENSATION

Stock Option Plans

In January 2008, our board of directors approved and adopted the United Heritage Corporation 2008 Equity Incentive Plan (the “Plan”).  The Company reserved 5,000,000 shares of common stock for awards that will be granted from the Plan.  The awards are subject to adjustment in the event of stock dividends, recapitalizations, stock splits, reverse stock splits, subdivisions, combinations, reclassifications or similar changes in our capital structure. The Plan became effective upon adoption by the board, and, unless earlier terminated in accordance with the terms and provisions thereof, will remain in effect for a period of ten years from the date of adoption.  As of September 30, 2011 and 2010 there were no awards outstanding under the Plan.

Directors of the Company adopted the 1995 Stock Option Plan effective September 11, 1995.  This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan.  Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries.  As of September 30, 2010 and 2011 there were no awards outstanding under the Plan.

Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment.  As of September 30, 2010 and 2011 there were no awards outstanding under the Plan.

Directors of the Company adopted the 2000 Stock Option Plan effective September 5, 2000. This Plan set aside 1,666,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, advisors, and/or employees of the Company and/or its subsidiaries.  As of September 30, 2010 and 2011 there were no awards outstanding under the Plan.

Options granted under the Plan must be exercised within the number of years determined by the Stock Option Committee and allowed in the Stock Option Agreement. The Stock Option Agreement may provide that a period of time must elapse after the date of grant before the options are exercisable. The options may not be exercised as to less than 100 shares at any one time.

Director’s compensation was amended on September 30, 2008. Under the revised plan, each director can choose each month to receive either $5,000 in the form of the Company’s common stock or stock options to purchase 5,000 shares of common stock. The option price is equal to the Company’s closing average bid price for the previous ended quarter. The previous agreement provided for 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month.  Under the Plan, 150,000 stock options were granted to the Company’s Directors during the years ended March 31, 2009 and March 31, 2010.  15,000 options were retired as part of the litigation settlement with Joseph F. Langston Jr.  60,000 stock options remain outstanding under this Plan as of September 30, 2011.

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

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the risk free rate, the expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2011 and 2010. The expected option term was calculated based on the vesting period. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.

No stock options were granted during the six months ended September 30, 2011.

The following is an option activity summary under the plans for the quarter ended September 30, 2011.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, March 31, 2011	235,000	$0.78	0.44	$13,950

Forfeited or expired	(175,000)	$-	-

Outstanding, September 30, 2011	60,000	$0.46	0.54	$3,300

Exercisable September 30, 2011	60,000	$0.46	0.54	$3,300

No options were exercised in the quarter ended September 30, 2011.  No options remained unvested as of September 30, 2011.

The following schedule summarizes pertinent information with regard to the stock warrants for the quarter ended September 30, 2011:

	2011
	Shares Outstanding	Weighted Average Exercise Price
Beginning of year:	50,936,532	$0.72
Granted	4,317,990	0.45
End of period	55,254,552	$0.70
Exercisable	50,588,132	$0.70

For the period from May 22, 2008 through March 7, 2011, the Company has recorded the warrants as liabilities and adjusted the carrying amount to fair value each reporting period.  The warrants issued with the convertible notes in March 2010 and the warrants issued as part of the January 2011 Series D convertible preferred stock offering continue to be classified as liabilities.  Additionally 50,000 warrants owed to certain consultants were owed to them prior to September 30, 2011 but not issued until subsequent to September 30, 2011 and thus the Company is recording them as liabilities until the date the warrant agreements are executed and the terms confirmed.  All other remaining warrants have been re-classified to stockholders’ equity as of March 7, 2011.  The following table shows the change in the value of the warrant liability for the six months ended September 30, 2011.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrant liability balance March 31, 2011	$670,395
Change in fair value of warrant liability	(32,776)
Warrants reclassified to equity	(627,367)
Warrant liability balance September 30, 2011	$10,252

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

As of September 30, 2011 and March 31, 2011 the Company had assets and liabilities that fell under the scope of ASC 820.  The carrying value of accounts receivable, notes receivable and accounts payable and accrued interest all approximate their fair value due to the short term nature. The fair value of the warrant liabilities were determined by the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error.  Please see Notes 1, and 4 for discussion regarding the determination of fair value for these liabilities.  Accordingly, the Company’s fair value measurements of the Company’s warrant liability and derivative liabilities are classified as a Level 3 input.

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

	September 30, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant Liability – Convertible Note (Iroquois)	$-	$-	$8,471,527	$8,471,527
Derivatives Liability – Convertible Note (Iroquois)	$-	$-	$1,294,070	$1,294,070
Warrant Liability - ABG	$-	$-	$2,648,226	$2,648,226
Warrant liability - Other	$-	$-	$10,252	$10,252

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2011 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant Liability – Convertible Note (Iroquois)	$-	$-	$12,809,065	$12,809,065
Derivatives Liability – Convertible Note (Iroquois)	$-	$-	$4,534,069	$4,534,069
Warrant liability - ABG	$-	$-	$5,860,509	$5,860,509
Warrant liability - Other	$-	$-	$670,395	$670,395

The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the six months ended September 30, 2011:

		Fair Value		Cancellation,
	Balance at	of warrants	Unrealized	termination,	Balance at
	March 31,	upon	(gains) or	and	September 30,
Description	2011	issuance	losses	reclassification	2011
Warrant Liability – Convertible Note (Iroquois)	$12,809,065	$-	$(4,337,538)	$-	$8,471,527
Derivatives Liability – Convertible Note (Iroquois)	$4,534,069	$-	$(3,239,999)	$-	$1,294,070
Warrant Liability - ABG	$5,860,509	$1,927,553	$(5,139,836)	$-	$2,648,226
Warrant liability - Other	$670,395	$-	$(32,776)	$(627,367)	$10,252

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation
On October 9, 2009, an action was commenced in the District Court in Kaufman County, Texas, by Langston Family Limited Partnership and Buccaneer Energy Corporation against the Company seeking recovery of funds and compensation for services allegedly advanced to the Company.  The Company was served in March 2010 and defended the action. The action was amended on May 4, 2010 to, among other things, add Mr. Langston as a plaintiff.  See, also Glen Rose Petroleum Corporation v. Joseph Langston, below.  As of August 2, 2011, this matter, along with the related matter of Glen Rose Petroleum Corporation v. Joseph Langston, below, was settled. Langston agreed to discontinue and withdraw his claims with prejudice in exchange for receiving $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter and returning to the Company all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership.  The lump sum payment of $80,000 was paid prior to September 30, 2011.  The monthly payments of $3,333 commenced on October 1, 2011.

Glen Rose Petroleum Corporation v. Joseph Langston
On April 1, 2010, the Company filed an action in the Delaware Court of Chancery against Mr. Langston, the Company’s former Chief Executive Officer, based upon alleged breaches of fiduciary duties as an officer and director of the Company and alleged self-dealing.  On July 8, 2010, the Court denied jurisdiction in Delaware due to the prior action of Mr. Langston in Kaufman County, Texas, and directed the Company to proceed in the Texas Court. See also, Langston Family Partnership and Langston Family Partnership and Buccaneer Energy Corporation, above, which was settled. As of August 2, 2011, the Company agreed to discontinue its claims and pay Langston $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter in consideration for Langston returning to the Company all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership.  The lump sum payment of $80,000 was paid prior to September 30, 2011.  The monthly payments of $3,333 commenced on October 1, 2011.

Pernice v. Glen Rose Petroleum, et. al.
On or about April 15, 2011, the Company was advised of an action filed in the Los Angeles Superior Court, in the State of California, by an individual against the Company and others, including Blackwood Capital Limited and Andrew Taylor-Kimmins, our CEO. The claim alleges, among other things, breach of contract and negligent misrepresentations arising out of a proposed transaction related to certain securities and indebtedness of the Company purportedly held by the individual.  On September 13, 2011, the parties agreed to a settlement that includes a lump sum payment to Mr. Pernice of $110,267 which was paid on July 27, 2011.  As of September 30, 2011 there were no outstanding liabilities associated with the Pernice settlement.

Potential Shareholder Derivative Litigation
On September 25, 2010, the Company was advised by its counsel in the Langston matters that the firm received a letter from Mr. Langston’s counsel purportedly constituting a notice to the Company and its directors of “a potential shareholder derivative lawsuit against the officer and directors of Glen Rose Petroleum”.

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

9.  SUBSEQUENT EVENTS

There were no reportable subsequent events occurring after September 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND RESULTS OF OPERATIONS.

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

Glen Rose owns UHC Petroleum Corporation (“UHC Petroleum”), a Texas corporation and licensed operator with the Texas Railroad Commission. UHC Petroleum is an independent producer of crude oil, based in Houston, Texas. UHC Petroleum operates the Wardlaw Lease and Adamson Lease (collectively, the “leaseholds”), located approximately 28 miles west of Rocksprings in Edwards County, Texas. The leaseholds lie in the southeast portion of the Val Verde Basin with oil production from the field currently coming from the formation at a depth of less than 600 feet.  The Wardlaw Lease consists of approximately 10,562 gross acres of which approximately 10,500 gross acres are undeveloped.  The Adamson Lease consists of approximately 997 gross acres, including 160 gross acres which were added during the three months ended September 30, 2011.  All of the gross acres within the Adamson Lease are undeveloped.  The leaseholds currently include 85 wellbores. Of these, 75 are capable of producing. With one swabbing unit, currently we are daily producing from 42 wells. We are in the process of evaluating the remaining wells.  In certain older wells, UHC Petroleum operates and owns a gross working interest of 100% and a net revenue interest of 75% of the current Wardlaw Lease production. In other wells, including the new wells which UHC Petroleum is developing on the Adamson Lease, UHC Petroleum operates and owns a gross working interest of 87.5% and a net revenue interest of 65.625%.  For these last noted wells, the remaining 12.5% working interest and net revenue interest of 9.375% is owned by a separate, but related entity, called Glen Rose Partners 1, LLC, which is owned and controlled by substantially the same members as Iroquois Capital, a creditor of the Company.  The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2014.

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

GOING CONCERN STATUS

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flows which raises substantial doubt about its ability to continue as a going concern.  The Company had net income of $8,637,372 and $9,906,243 for the three and six months ended September 30, 2011, respectively.  As of September 30, 2011 the Company had an accumulated deficit of $58,078,308.

The Company intends to continue its planned capital expenditure to continue its reworking and drilling programs, but does not have sufficient realized revenues and cash on hand is not adequate to cover immediate cash needs. However, the Company expects revenues from production will be enough to cover operating expenses in the near term.

Although the Company obtained additional financing of approximately $1.9 million in July 2011 (see Note 5), which provided the needed funds for continued operations and drilling program in the short term, the Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern.  If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all.  To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business.  Furthermore, certain of the Company’s current creditors may be required to approve any such transaction.

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

A summary of significant effects of the restatement follows:

On May 22, 2008, the Company had 20,307,087 warrants outstanding that carried a fair value of $11,926,934 as of that date and a fair value of $1,784,348 as of March 31, 2009.  As of May 22, 2008, the Company made an adjustment to reclassify the warrants from equity to a liability and at March 31, 2009 the fair value was adjusted.  For the year ended March 31, 2010, 3,733,332 warrants at a fair value of $536,746 at grant date were issued and 9,000,000 warrants at a fair value of $1,391,493 at termination date were cancelled.  At March 31, 2010 the fair value of the warrants outstanding, not including the warrants issued with the convertible notes, was $3,992,172.  For the quarteer ended September 30, 2010, 4,303,336 warrants at a fair value of $793,462 at grant date were issued.  On March 7, 2011, the fair value of the warrants outstanding, not including the warrants issued with convertible notes or with the January 2011 Regulation S Offering or 1,335,000 warrants due to certain consultants (see note 5) was $4,525,117 and was reclassified to additional paid-in capital.

The convertible notes issued on March 3, 2010 included anti-dilution provisions in the conversion option and the warrants that allow for a reset of the respective conversion and exercise prices in certain situations when the Company issues common shares at a lower price.  Additionally, the convertible notes include a provision that allows the creditors to put the notes back to the Company at a 20% premium in certain change of control or default situations.  In order to determine the fair value of the embedded derivatives and the warrant liability the Company utilized a Monte Carlo simulation methodology.  As of March 3, 2010, the fair value of the derivatives was $1,593,002 and the fair value of the warrant liability was $4,258,094.  Due to the number of common shares on a fully-diluted basis offered to the creditors, the fair value of the derivatives and the warrant liability exceeded the principal amount of the convertible notes and so the Company recorded interest expense of $2,501,096 upon the date of issuance.  The original issue discount of $3,350,000 is being amortized over the life of the debt using the effective interest rate method and for the year ended March 31, 2010 the amortization was $38,548.  For the three and six months ended September 30, 2010, the amortization of the debt discount was $183,647 and $321,262.

Stock based compensation expense for the six and three months ended September 30, 2010 of $456,047 and $129,490, respectively was reclassed from a separate category for stock based compensation in the statement of operations to general and administrative expense in accordance with ASC Topic 718, Stock Compensation.  Additionally, $14,569 and $563,519 of stock based compensation related to warrants issued to consultants was recorded for the three and six months ended September 30, 2010, respectively.

Independent petroleum engineers have estimated the Company’s proved oil and gas reserves, all of which are located in Edwards County, Texas.  Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.  Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available.  The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate.  Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.  The original reserve report for fiscal year ended March 31, 2010 was not prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards, which require that calculations be based on the twelve month un-weighted first-day-of –the-month average price for March 31, 2010.  As such, the Company corrected the report and restated the related disclosures in the supplementary financial information in the Form 10-K for the year ended March 31, 2011.  The effect of these adjustments was not material to the recorded depreciation, depletion and accretion amounts reported for the quarter ended September 30, 2010.

	Three Months Ended September 30, 2010 (As Previously Reported)	Amount of Change	Three Months Ended September 30, 2010 (As Restated)
Statement of Operations
Production and Operating	$95,753	$117,820	$213,573
Impairment of field equipment	58,131	(58,131)	-
Depreciation, depletion and accretion	70,913	(8,639)	62,274
General and administrative	573,439	144,059	717,498
Stock based compensation	129,490	(129,490)	-
Interest Expense	(341,700)	(25,855)	(367,555)
Change in value of warrant liability	-	(191,777)	(191,777)
Change in value of warrant liability – Iroquois	-	(1,162,554)	(1,162,554)
Change in value of derivative liability – Iroquois	-	(425,872)	(425,872)
Net Loss	$(1,022,030)	$(1,871,677)	$(2,893,707)
Basic and diluted Loss per common share	$(0.06)	$(0.11)	$(0.17)

	Six Months Ended September 30, 2010 (As Previously Reported)	Amount of Change	Six Months Ended September30, 2010 (As Restated)
Statement of Operations
Production and Operating	$236,598	$146,966	$383,564
Impairment of field equipment	124,870	(124,870)	-
Depreciation, depletion and accretion	88,511	(12,206)	76,305
General and administrative	1,300,860	1,019,566	2,320,426
Stock based compensation	456,047	(456,047)	-
Interest Expense	(700,508)	(7,393)	(707,901)
Change in value of warrant liability	-	1,613,263	1,613,263
Change in value of warrant liability – Iroquois	-	(228,205)	(228,205)
Change in value of derivative liability – Iroquois	-	740,126	740,126
Net Loss	$(2,587,720)	$1,544,382	$(1,043,338)
Basic and diluted Loss per common share	$(0.15)	$0.09	$(0.06)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010

Our revenues decreased $77,205 or approximately 33%, to $159,710 for the three months ended September 30, 2011, as compared to $236,915 for the three months ended September 30, 2010.  The decrease in revenue in 2011 compared to 2010 was due to an issue of contaminated oil which the Company was not able to sell during the period.  As of September 30, 2011 the contaminated oil was kept in inventory and the Company has subsequently been working on cleaning the oil and getting the oil ready for sale.

Our total production and operating costs and expenses decreased $138,570 or approximately 65%, to $75,003 for the three months ended September 30, 2011, as compared to $213,573 for the three months ended September 30, 2010. The decrease in our production and operating expenses can be attributed to a reduction in operating cost per well due to streamlined operations as well as the capitalization of costs associated with the oil kept in inventory as of September 30, 2011 were moved to the balance sheet.  As inventory is reduced through sale in future months, the production and operating costs will be charged to operations.

Our depreciation, depletion and accretion decreased by $20,341, or approximately 33%, to $41,933 for the three months ended September 30, 2011, as compared to $62,274 for the three months ended September 30, 2010.  Substantially all of the decrease pertained to lower depletion recorded for the period.  Depletion decreased due to the decrease in the volume of oil sold.

General and administrative expenses increased $86,785, or approximately 12%, to $804,283 for the three months ended September 30, 2011, as compared to $717,498 for the three months ended September 30, 2010.  This increase in our general and administrative expenses during the current three month period is mainly attributable to increased legal and professional fees.

Our loss from operations increased $5,079, or approximately 1%, from a loss of $756,430 for the three months ended September 30, 2010, to a loss of $761,509 for the three months ended September 30, 2011.  This change in our loss from operations is primarily attributable to a decrease in revenue which was off-set by a decrease in production and operating costs and an increase in general and administrative expenses.

Interest expense increased $331,721, or approximately 90%, from $367,555 for the three months ended September 30, 2010 to $699,276 for the three months ended September 30, 2011.  Part of this increase is attributable to higher amounts of the Iroquois Notes Discount being expensed as on a quarter basis.

The income/expense related to the changes in value of warrant and derivative liabilities increase from an expense of $1,780,203 for the three months ended September 30, 2010 to income of $10,097,995 for the three months ended September 30, 2011.  The change in value of warrant and derivative liability is attributable to fluctuations in the share price of Glen Rose common stock.

Our net income increased $11,531,079 from a net loss of $2,893,707 for the three months ended September 30, 2010, to net income of $8,637,372 for the three months ended September 30, 2011.  The increase in net income is mainly attributable to the increase in the changes in value of warrant and derivative liabilities.

Six Months Ended September 30, 2011 and 2010

Our revenues increased $218,231, or approximately 83%, to $482,706 for the six months ended September 30, 2011, as compared to $264,475 for the six months ended September 30, 2010.  This overall increase is attributable to the significant increase in revenue during the three first months of the period due to new development and reworking of wells.  As noted above, the revenue decreased in the three months ended September 30, 2011 due to the Company’s inability to sell oil held in inventory.

Our total production and operating costs and expenses decreased $74,367 or approximately 19%, to $309,197 for the six months ended September 30, 2011, as compared to $383,564 for the six months ended September 30, 2010. The overall decrease in our production and operating expenses can be attributed to a reduction in operating cost per well due to streamlined operations.

Our depreciation, depletion and accretion increased by $30,109, or approximately 39%, to $106,414 for the six months ended September 30, 2011, as compared to $76,305 for the six months ended September 30, 2010.  Substantially all of our increase pertained to the depreciation, depletion and accretion expenses incurred in our oil properties.

General and administrative expenses decreased $652,891, or approximately 28%, to $1,667,535 for the six months ended September 30, 2011, as compared to $2,320,426 for the six months ended September 30, 2010.  This decrease is mainly attributable to decreased in professional fees and salaries.

Our loss from operations decreased $915,380, or approximately 36%, from a loss of $2,515,820 for the six months ended September 30, 2010, to a loss of $1,600,440 for the six months ended September 30, 2011.  This change in our loss from operations is primarily attributable to the increase in revenue and the decrease in general and administrative expenses.

Interest expense increased $617,120, or approximately 87%, from $707,901 for the six months ended September 30, 2010 to $1,325,021 for the six months ended September 30, 2011.  Part of this increase is attributable to higher amounts of the Iroquois Notes Discount being expensed as on a quarter basis.

The income/expense related to the changes in value of warrant and derivative liabilities increase from an income of $2,125,184 for the six months ended September 30, 2010 to an income of $12,750,149 for the six months ended September 30, 2011.  The change in value of warrant and derivative liability is attributable to fluctuations in the share price of Glen Rose common stock.

Our net income increased $10,949,581 from a net loss of $1,043,338 for the three months six September 30, 2010, to net income of $9,906,243 for the six months ended September 30, 2011.  The increase in net income is mainly attributable to the increase in the changes in value of warrant and derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations.  We anticipate that this will change in the near future as a result of our capital raising and development efforts, combined with operating changes.

Current liabilities decreased from $6,554,636 at March 31, 2011 to $6,483,787 at September 30, 2011, a decrease of $70,849, or approximately 1%.  This slight decrease was caused by the increase of $2,462,385 in the notes payable, current portion from $144,570 at March 31, 2011 to $2,606,956 at September 30, 2011, together with the increase of $927,920 in the convertible notes payable, net of unamortized discount from $1,190,092 at March 31, 2011 to $2,118,012 at September 30, 2011;  offsetting the decrease in the derivatives liability on the convertible note with Iroquois of $3,239,999 from $4,534,069 at March 31, 2011 to $1,294,070 at September 30, 2011.

We had working capital deficit of $6,075,567 at September 30, 2011, as compared to working capital deficit of $5,527,253 at March 31, 2011, a working capital decrease of $548,314 or approximately 10%. The decrease in our working capital resulted primarily from the decrease in the derivative liability on the convertible note with Iroquois offset by the reclassification of the Lothian Oil note payable from long-term to current, and due to the decrease cost incurred and paid to increase the overall operations and production of the Company.

As of November 21, 2011 the Company held $49,036 in cash.

The Company intends to continue its planned capital expenditure to continue its reworking and drilling programs, but does not have sufficient realized revenues and cash on hand is not adequate to cover immediate cash needs. However, the Company expects revenues from production will be enough to cover operating expenses in the near term.

Although the Company obtained additional financing of approximately $1.9 million in July 2011 (see Note 5), which provided the needed funds for continued operations and drilling program in the short term, the Company can provide no assurance that it will be able to obtain sufficient additional financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern.  If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all.  To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business.  Furthermore, certain of the Company’s current creditors may be required to approve any such transaction.

Cash Flow

Our operations used $1,698,277 of cash in the six months ended September 30, 2011.  Net income for the six months of $9,906,243, was offset by changes in value of warrant liability and derivative liability totaling $12,750,149.  Stock compensation expenses of $311,999, amortization of loan discount of $992,431 and a decrease of $221,156 in accounts payable and accrued expenses also impacted the cash used in operating activities.  Cash of $861,176 was used in investing activities during the same six month period, most of which was used on additions to the oil and gas properties.  Cash from escrow of $367,554 and proceeds from the July 2011 Reg. S. offering of $1,921,810 contributed to cash provided by financing activity during the six months ended September 30, 2011.

At September 30, 2011, we had cash on hand and cash in escrow in the amount of $213,489 as compared to $16,212 at September 30, 2010.

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

The market price per barrel of oil decreased from $106.72 on March 31, 2011 to $95.42 on September 30, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, and due to the material weaknesses in our internal control over financial reporting described previously in our Form 10-K for the year ended March 31, 2011, and summarized below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

We identified the following material weaknesses in internal control over financial reporting as of September 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

Complex Equity and Debt Transactions
We had difficulties in applying complex accounting standards and did not have sufficient staffing and technical expertise in order to recognize and record complex equity and debt transactions. Adequate controls over these processes were absent as of September 30, 2011. During the audit of the March 31, 2011 financial statements it was noted that there were certain debt and equity transactions that were improperly recorded and were required to be restated and/or adjusted based on the audit findings. The absence of controls in this area resulted in the restatement of the March 31, 2010 Form 10-K and adjustments to fiscal year ended March 31, 2011 balances related to stock based compensation to consultants, classification of outstanding warrants, convertible debt and convertible equity which were not originally recorded in accordance with ASC Topic 718, Stock Compensation, ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities and Equity.

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

Towards the end of the fiscal year and subsequent to March 31, 2011 we have begun to address these weaknesses. We hired one of our directors to take on the role of Chief Financial Officer on March 18, 2011 and entered into an agreement with Point Capital Partners, LLC (Point Capital), pursuant to which it will take control of all accounting functions and administrative operations, including but not limited to daily, monthly and quarterly cash management, bill paying, receivables management, as well as the accounting and financial reporting of such items for us. Point Capital is in the process of performing a comprehensive review of the accounting procedures and policies and will update the processes and controls as necessary.

The Company believes that deficiencies and material weaknesses in our controls and procedures will be remediated before management undertakes its assessment of disclosure controls and procedures and internal control over financial reporting for the fiscal year ending March 31, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended September 30, 2011, no changes were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a current report regarding ongoing legal proceedings involving the Company and other material claims, reference is made to Item 3 of Part I of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 17, 2011, which is incorporated herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended September 30, 2011.

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

10.26(a) Adamson-Glen Rose Lease, September 2010, incorporated by reference to Exhibit 10.26(a) to Registrant’s Form 10-K/A for period ending March 31, 2010 filed July 22, 2010.

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

14 Code of Ethics, incorporated by reference to Exhibit 14 to Registrant’s Form 10-KSB for the year ending March 30, 2004 filed September 29, 2004.

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

GLEN ROSE PETROLEUM CORPORATION

Date: November 21, 2011	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Executive Officer

Date: November 21, 2011	By:	/s/ Theodore D. Williams
Theodore D. Williams
Chief Financial Officer