Form 10-Q/A
period 2011-06-30
Glen Rose Petroleum CORP
filed 2011-12-02
CIK 354567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
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

Explanatory Note

The purpose of this Amendment No. 1 to Glen Rose Petroleum Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on November 16, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.8a Termination of Consulting Agreement with DK True Energy Development Ltd. and Mutual Release, incorporated by reference to Exhibit 10.8a to the Registrant’s Form 10-K, filed on July 14, 2010.

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

31.1 Certification of Principal Executive Officer*

31.2 Certification of Principal Accounting and Financial Officer*

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act*

32.2 Certification of Principal Accounting and Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act*

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB XBRL Taxonomy Extension Label Linkbase Document**

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith

**Furnished with this Form 10-Q/A

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEN ROSE PETROLEUM CORPORATION

Date: December 2, 2011	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Executive Officer

Date: December 2, 2011	By:	/s/ Theodore D. Williams
Theodore D. Williams
Chief Financial Officer