Form 10-Q
period 2011-12-31
Glen Rose Petroleum CORP
filed 2012-02-24
CIK 354567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 21, 2012, the Company had 32,385,089 shares outstanding.

GLEN ROSE PETROLEUM CORPORATION—FORM 10-Q

PART I - FINANCIAL INFORMMATION

ITEM 1. FINANCIAL STATEMENTS

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS

	December 31, 2011	March 31, 2011
	(Unaudited)
CURRENT ASSETS:
Cash	$13,113	$483,578
Cash held in escrow	-	367,554
Accounts receivable	315,613	113,006
Notes receivable	-	37,500
Inventory	15,436	22,494
Prepaid expenses and other current assets	83,817	3,251
Total current assets	427,979	1,027,383

OIL AND GAS PROPERTIES, accounted for using the full cost method, net
Unproven	1,334,944	1,212,267
Proven	6,226,262	5,657,975
	7,561,206	6,870,242

PROPERTY AND EQUIPMENT, at cost:
Field equipment	229,846	201,187
Computer equipment	11,945	19,759
Vehicles	98,350	79,202
	340,141	300,148
Less: accumulated depreciation	(82,917)	(61,040)
	257,224	239,108

OTHER ASSETS:
Deferred financing fees and other	19,487	109,858
	19,487	109,858

Total assets	$8,265,896	$8,246,591

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	December 31, 2011	March 31, 2011
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$1,047,480	$685,905
Notes payable, current portion	2,747,253	144,570
Convertible notes payable, net of unamortized discount	2,932,154	1,190,092
Derivatives liability - convertible note (Iroquois)	271,749	4,534,069
Total current liabilities	6,998,636	6,554,636

LONG-TERM LIABILITIES:
Asset retirement obligation	80,429	75,609
Warrant liability - convertible note (Iroquois)	8,375,343	12,809,065
Warrant liability - ABG	1,103,949	5,860,509
Notes payable, less current portion	-	2,683,649
Warrant liability - other	8,632	670,395

Total liabilities	16,566,989	28,653,863

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.001 par value, 150,000,000 and 20,000,000 share authorized; 32,252,883 shares issued and outstanding at December 31, 2011 and 25,869,613 issued and outstanding at March 31, 2011	32,252	25,869
Additional paid-in capital	48,835,855	47,551,410
Accumulated deficit	(57,169,200)	(67,984,551)
Total shareholders’ deficit	(8,301,093)	(20,407,272)

Total liabilities and shareholders’ deficit	$8,265,896	$8,246,591

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
		(restated)		(restated)
OPERATING REVENUES:
Oil and gas sales	$459,299	$477,403	$942,005	$747,640

OPERATING COSTS AND EXPENSES:
Production and operating	293,465	334,193	602,662	717,757
Depreciation, depletion and accretion	92,435	104,199	198,850	180,504
General and administrative	847,673	625,813	2,515,208	2,946,240
Total operating costs and expenses	1,233,573	1,064,205	3,316,720	3,844,501

LOSS FROM OPERATIONS	(774,274)	(586,802)	(2,374,715)	(3,096,861)

OTHER INCOME (EXPENSE):
Gain on cancellation of indebtedness	-	-	-	34,860
Loss on sale of property and equipment	(5,070)	-	(13,016)	-
Interest income	-	10,778	196	31,117
Interest expense	(915,277)	(452,030)	(2,240,298)	(1,159,932)
Other	(60,673)	-	28,632	-
Change in value of warrant liability	1,620	937,171	34,396	2,550,434
Change in value of warrant liability - Iroquois	96,184	(968,299)	4,433,722	(1,196,503)
Change in value of derivative liability - Iroquois	1,022,321	392,949	4,262,320	1,133,075
Change in value of warrant liability - ABG	1,544,277	-	6,684,113	-
Total other income (expense)	1,683,382	(79,431)	13,190,065	1,393,051

NET INCOME (LOSS)	$909,108	$(666,233)	$10,815,350	$(1,703,810)

BASIC EARNINGS PER COMMON SHARE
Net income	$0.03	$(0.04)	$0.36	$(0.10)
Weighted average number of shares outstanding	31,990,066	17,577,055	29,713,188	17,269,460

DILUTED EARNINGS PER COMMON SHARE
Net income	$0.02	(0.04)	$0.20	(0.10)
Weighted average number of shares outstanding	48,229,720	17,577,055	52,837,406	17,269,460

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2011	2010
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$10,815,350	$(1,703,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	198,850	180,504
Loss on disposal of property and equipment	13,016	-
Net gain on settlement of debt	-	(34,860)
Gain on litigation settlements	(89,305)	-
Change in value of warrant liability	(34,396)	(2,550,434)
Change in value of warrant liability - Iroquois	(4,433,722)	1,196,503
Change in value of derivative liability - Iroquois	(4,262,320)	(1,133,075)
Change in value of warrant liability - ABG	(6,684,113)	-
Stock compensation expense	467,954	1,143,396
Amortization of financing fees	90,371	97,869
Amortization of loan discount	1,743,272	564,319
Changes in assets and liabilities:
Trade and other receivables	(202,607)	(165,197)
Short term notes receivable	37,899	(28,484)
Inventory	7,058	(486)
Prepaid expenses and other assets	(81,155)	90,496
Accounts payable and accrued expenses	361,575	165,149
Accrued interest	198,534	470,101
Net cash used in operating activities	(1,853,739)	(1,708,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties	(850,150)	(1,328,276)
Additions to equipment	(65,976)	(141,936)
Net cash used in investing activities	(916,126)	(1,470,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash held in escrow	367,554	2,750,000
Proceeds from Regulation S offering	1,931,846	-
Common stock receivable	-	2,370
Net cash provided by financing activities	2,299,400	2,752,370

NET DECREASE IN CASH	(470,465)	(425,851)

CASH, beginning of year	483,578	455,233

CASH, end of year	$13,113	$29,382

- Continued -

See accompanying notes to these consolidated financial statements

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS
	ENDED DECEMBER 31,
	2011	2010 (restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$340,380	$198,205
Taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of debt	$191,405	$-
Warrant cancellations and terminations	$-	$292,331
Warrant reclassified to equity	$627,367	$-

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

Currently we have one customer who buys 100% of our production.

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

During the three and nine months ended December 31, 2011, the Company’s oil and gas properties did not have an impairment to recognize because it did not exceed its ceiling test limit.

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Basic	31,990,066	17,577,055	29,713,188	17,269,460
Effect of dilutive securities:
Stock options and warrants	2,011,274	-	8,895,838	-
Effect of assumed conversion of convertible debt	12,006,158	-	12,006,158	-
Effect of assumed conversion of working interest	2,222,222	-	2,222,222	-
Diluted	48,229,720	17,577,055	52,837,406	17,269,460

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Weighted-average options to purchase 15,000 shares of common stock at an exercise price of $0.39 that were outstanding during the three months ended December 31, 2011 were excluded from the computation of diluted earnings per share. No options were excluded from the computation of diluted earnings per share for the nine months ended December 31, 2011 Weighted-average warrants to purchase 54,655,597 and 47,779,482 shares of common stock at an exercise price ranging from $0.50 to $3.75 per share that were outstanding during the three and nine months ended December 31, 2011 were excluded from the computation of diluted earnings per share. In each of these periods, such options’ and warrants exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options and warrants to be anti-dilutive. For the three and nine months ended December 31, 2010 basic and diluted loss per share are the same amount since the calculation of diluted per share would result in an anti-diluted calculation.

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

Warrant and Derivative Liabilities

The Company issued, in March 2010, convertible notes payable with warrants and, in a separate transaction in January 2011, issued Series D convertible preferred stock with warrants. In July 2011 and December 2011, the Company entered into separate purchase agreements with accredited non-U.S. investors for the issuance and sale of the Company’s common stock and warrants. In analyzing the March 2010 convertible notes and the January 2011, July 2011 and December 2011 financing transactions, the conversion option for the notes payable and warrants associated with these transactions have certain anti-dilution and other provisions that cause them to be a derivative and liability, respectively. The put option provision of the March 2010 convertible notes is at a 20% premium which causes it also to be a derivative. The derivative liabilities associated with the March 2010 convertible note are revalued each reporting period and any increase or decrease is recorded to the statement of operations under the caption “Change in value of derivative liability - Iroquois”. The warrant liabilities associated with the March 2010 convertible note are revalued each reporting period and any increase or decrease is recorded to the consolidated statement of operations under the caption “Change in value of warrant liability - Iroquois”. The warrant liabilities associated with the January 2011 and July 2011 financing transactions are revalued each reporting period and any increase or decrease is recorded to the statement of operations under the caption “Change in value of warrant liability - ABG”

In order to properly evaluate the fair value of the derivatives and warrants, the Company engaged an independent valuation firm to perform a model valuation. Together with this independent valuation firm, the Company determined that the fair value of the derivatives is estimated by calculating the fair value of the convertible notes with and without the derivatives and that the difference is the estimated fair value of the derivatives. The independent valuation firm created a Monte Carlo simulation model which more adequately captures the dilution effects of the Company’s entire capital structure by modeling the derivatives and all the classes of warrants which might have a material dilutive effect. Within each trial of the simulation, the common stock price is based on the simulated enterprise value. For each class of warrants, if the stock price is above the current strike price on the exercise date, the warrant is assumed to be exercised. In order to determine the stock price for any given enterprise value the simulation is repeated multiple times until the stock price converges. This approach effectively captures the dilution effects of warrants and convertible note and its derivatives. The underlying value of the model is Enterprise Value, and each Claim is treated as a “claim” on the Enterprise Value. Since the common stock price is not the underlying value, the volatility implied by the model is not equal to the volatility used under a closed-form Black-Scholes model which values the warrants with the common stock as the underlying security. In the opinion of the independent valuation firm and management, modeling Enterprise Value is preferable due to the high level of risk in the Company’s debt and the lack of an exogenous source for the size and volatility of the Company’s credit spread. Moreover, the Enterprise Value model more effectively captures the default feature of notes and the down round feature of the warrants.

For more information regarding the warrant and derivative liability associated with the Convertible Notes Issued in March 2010, refer to Note 4.

For more information regarding the warrant liabilities associated with the Series D convertible preferred stock, July 2011 and December 2011 transactions, refer to Note 5.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Certain reclassifications have been made to conform the March 31, 2011 and December 31, 2010 amounts to the December 31, 2011 presentation for comparative purposes.

Restatement

During the January 2011 offering of convertible preferred stock (“Regulation S Offering”) with warrants, the Company realized that, on May 22, 2008 when it entered into a statutory merger whereby it moved its state of incorporation from Utah to Delaware (See Note 5), the number of authorized shares was inadvertently changed from 125,000,000 to 20,000,000. In conjunction with the January 2011 Regulation S Offering, the Company applied to the State of Delaware to authorize 150,000,000 shares of common stock, which was completed on March 7, 2011. For the period from May 22, 2008 through March 7, 2011, the Company had warrants outstanding in excess of the authorized and unissued common shares and as such in accordance with ASC Topic 815, Derivatives and Hedging, these warrants should have been classified as liabilities. In addition, as part of the process of closing the Company’s financial records for the year ended March 31, 2011, it noted the convertible debt and warrants issued in March 2010 and other transactions were not recorded correctly. The conversion option, which includes certain anti-dilution provisions, and a put option that includes a 20% premium, should have been bifurcated from the host contract and adjusted to fair value in accordance with ASC Topic 815. In addition the warrants also contain anti-dilution provisions that require liability classification in accordance with ASC Topic 815. As a result, the Company concluded that its annual financial statements for the year ended March 31, 2010 as well as its quarterly financial statements for the quarters ended within the fiscal year ended March 31, 2011, required a restatement to reflect these changes.

A summary of significant effects of the restatement follows:

On May 22, 2008, the Company had 20,307,087 warrants outstanding that carried a fair value of $11,926,934 as of that date and a fair value of $1,784,348 as of March 31, 2009. As of May 22, 2008, the Company made an adjustment to reclassify the warrants from equity to a liability and at March 31, 2009 the fair value was adjusted. For the year ended March 31, 2010, 3,733,332 warrants at a fair value of $536,746 at grant date were issued and 9,000,000 warrants at a fair value of $1,391,493 at termination date were cancelled. At March 31, 2010 the fair value of the warrants outstanding, not including the warrants issued with the convertible notes, was $3,992,172. For the nine months ended December 31, 2010, 4,373,336 warrants at a fair value of $808,559 at grant date were issued. On March 7, 2011, the fair value of the warrants outstanding, not including the warrants issued with convertible notes or with the January 2011 Regulation S Offering or 1,335,000 warrants due to certain consultants (see note 5) was $4,525,117 and was reclassified to additional paid-in capital.

The convertible notes issued on March 3, 2010 included anti-dilution provisions in the conversion option and the warrants that allow for a reset of the respective conversion and exercise prices in certain situations when the Company issues common shares at a lower price. Additionally, the convertible notes include a provision that allows the creditors to put the notes back to the Company at a 20% premium in certain change of control or default situations. In order to determine the fair value of the embedded derivatives and the warrant liability the Company utilized a Monte Carlo simulation methodology. As of March 3, 2010, the fair value of the derivatives was $1,593,002 and the fair value of the warrant liability was $4,258,094. Due to the number of common shares on a fully-diluted basis offered to the creditors, the fair value of the derivatives and the warrant liability exceeded the principal amount of the convertible notes and so the Company recorded interest expense of $2,501,096 upon the date of issuance. The original issue discount of $3,350,000 is being amortized over the life of the debt using the effective interest rate method and for the year ended March 31, 2010 the amortization was $38,548. For the three and nine months ended December 31, 2010, the amortization of the debt discount was $243,056 and $564,318.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock based compensation expense for the three and nine months ended December 31, 2010 of $124,038 and $580,085, respectively was reclassed from a separate category for stock based compensation in the statement of operations to general and administrative expense in accordance with ASC Topic 718, Stock Compensation. Additionally, $206 and $563,725 of stock based compensation related to warrants issued to consultants was recorded for the three and nine months ended December 31, 2010, respectively.

Independent petroleum engineers have estimated the Company’s proved oil and gas reserves, all of which are located in Edwards County, Texas. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors. The original reserve report for fiscal year ended March 31, 2010 was not prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards, which require that calculations be based on the twelve month un-weighted first-day-of–the-month average price for March 31, 2010. As such, the Company corrected the report and restated the related disclosures in the supplementary financial information in the Form 10-K for the year ended March 31, 2011. The effect of these adjustments was not material to the recorded depreciation, depletion and accretion amounts reported for the three and nine months ended December 31, 2010.

	Three Months Ended December 31, 2010 (As Previously Reported)	Amount of Change	Three Months Ended December 31, 2010 (As Restated)
Statement of Operations
Production and Operating	$334,193	$-	$334,193
Impairment of field equipment	-	-	-
Depreciation, depletion and accretion	117,181	(12,982)	104,199
General and administrative	501,981	123,832	625,813
Stock based compensation	124,038	(124,038)	-
Interest Expense	(366,766)	(85,264)	(452,030)
Change in value of warrant liability	-	937,171	937,171
Change in value of warrant liability – Iroquois	-	(968,299)	(968,299)
Change in value of derivative liability – Iroquois	-	392,949	392,949
Net Loss	$(955,978)	$289,745	$(666,233)
Basic and Diluted Loss per common share	$(0.05)	$0.01	$(0.04)

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended December 31, 2010 (As Previously Reported)	Amount of Change	Nine Months Ended December 31, 2010 (As Restated)
Statement of Operations
Production and Operating	$570,791	$146,966	$717,757
Impairment of field equipment	124,870	(124,870)	-
Depreciation, depletion and accretion	205,692	(25,188)	180,504
General and administrative	1,802,842	1,143,398	2,946,240
Stock based compensation	580,085	(580,085)	-
Interest Expense	(1,067,274)	(92,658)	(1,159,932)
Change in value of warrant liability	-	2,550,434	2,550,434
Change in value of warrant liability - Iroquois	-	(1,196,503)	(1,196,503)
Change in value of derivative liability - Iroquois	-	1,133,075	1,133,075
Net Loss	$(3,537,937)	$1,834,127	$(1,703,810)
Basic and Diluted Loss per common share	$(0.20)	$0.10	$(0.10)

2. GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flows which raises substantial doubt about its ability to continue as a going concern. The Company had net income of $909,108 and $10,815,350 for the three and nine months ended December 31, 2011, respectively. However, $2,664,402 and $15,414,551, respectively, of this net income is attributable to the change in value of the derivative and warrant liabilities. As of December 31, 2011 the Company had an accumulated deficit of $57,169,200.

The Company intends to continue its planned capital expenditure to continue its reworking and drilling programs, but does not have sufficient realized revenues and cash on hand is not adequate to cover immediate cash needs. However, the Company expects revenues from production will be enough to cover operating expenses in the near term.

The Company can provide no assurance that it will be able to obtain sufficient financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. Furthermore, certain of the Company’s current creditors may be required to approve any such transaction.

On March 3, 2012 the convertible notes issued to Iroquois Capital Opportunity Fund LP (“Iroquois) and the associated investors (Note 4) are set to mature. The total principal amounts, together with the accrued non-cash interest and the cash interest payable, at maturity will be approximately $3,839,094. As of February 13, 2012, the Company does not have an approved or substantially acceptable plan or ability to pay this amount at maturity or to refinance the notes. However, the Company remains focused on its financing efforts in order to raise enough capital to settle the debt in the near term.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. NOTES PAYABLE

	December 31, 2011	March 31, 2011
Blackwood Ventures LLC	$33,246	$31,320
Litigation settlement with Joseph “Chip” Langston	30,000	120,000
Litigation settlement with Porter LeVay & Rose	79,323	-
Litigation settlement with Robert Denman	35,000	-
PE Consulting	-	13,250
Lothian Put Option holders	2,569,684	2,663,649
	2,747,253	2,828,219

Less current portion	2,747,253	144,570
Notes payable, less current portion	$-	$2,683,649

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Blackwood Ventures LLC

Through March 31, 2010, Blackwood Ventures LLC made advances to the Company totaling $426,000, which were assessed interest at an annual rate of 8%. Accrued interest is payable quarterly. Of the amount advanced, $250,000 and related accrued interest were subject to a Convertible Debenture Agreement. Pursuant to the terms of the Debenture, in lieu of receiving cash, Blackwood had the right to receive shares of the Company’s common stock as payment for accrued interest at a conversion price of 5% over the bid price on the date of payment. The advances are convertible into common stock of the Company at price per share of $0.19. The debenture matured on December 31, 2010.

For the year ended March 31, 2010, the Company issued 2,600,410 shares of its common stock to Blackwood in exchange for the cancellation of $489,078 of loans, advances, accrued compensation, and accrued interest.

As of December 31, 2011 principal and accrued interest is $33,246. Interest charged to operations on the debenture for the three and nine months ended December 31, 2011 and 2010 amounted to $657 and $607 and $1,926 and $1,779, respectively.

Litigation Settlement with Joseph “Chip” Langston

On August 2, 2011 a litigation settlement was reached with Joseph “Chip” Langston, the Company’s former Chief Financial Officer. The settlement covered the Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation and the Glen Rose Petroleum Corporation v. Joseph Langston matters.

In the settlement agreement, Mr. Langston agreed to discontinue and withdraw all legal claims with prejudice in exchange for receiving $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter and returning all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership. The initial payment of $80,000 was made when the settlement was signed on August 2, 2011. The monthly payments commenced on October 1, 2011. As of December 31, 2011, the total monthly payments of $30,000 were recorded within current notes payables.

Litigation Settlement with Porter, LeVay & Rose, Inc.

On January 3, 2012 a litigation settlement was reached with Porter, LeVay & Rose, Inc. The settlement covered the Porter, LeVay & Rose, Inc. v. Glen Rose Petroleum Corporation matter. The settlement amount of $79,323, due by Glen Rose to Porter LeVay & Rose, Inc., was recorded within current notes payable as of December 31, 2011. The full settlement amount was paid in full on January 23, 2012.

Litigation Settlement with Robert Denman

On December 22, 2011 a general release was reached with Robert Denman, a former employee of UHC Petroleum. In accordance with the agreement, UHC Petroleum must pay Mr. Denman a total of $50,000. A payment of $15,000 was made on December 27, 2011, leaving a December 31, 2011 balance of $35,000 which is due by April 1, 2012.

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2010, the Company entered into novation agreements with the option holders to convert the put option liabilities into unsecured notes payable totaling $2,489,780. These notes are assessed interest at an annual rate of 4% and mature on December 31, 2011, when the principal balances and accrued interest thereon are due; however, the Company has the right to extend the maturity dates to December 31, 2012 with an increase in the interest rate charged on the notes to 6% per annum. The Company recognized a loss of $342,010 on the conversion, which was charged to operations in March 2010. As of December 31, 2011, the principal balance of the note was reduced by $186,508, and accrued interest of $13,024 was written off, due to the litigation settlement with Thomas Pernice. The lump sum payment agreed upon in the settlement was paid in full on July 27, 2011.

Interest accrued on these notes and charged to operations for the three and nine months ended December 31, 2011 and 2010 amounted to $35,317 and $38,177, and $105,567 and $114,115, respectively. The balance of this obligation, including accrued interest, was $2,569,684 on December 31, 2011. On September 15, 2011 the Company exercised its right to extend the maturity of its Lothian Oil Notes Payable (Put Option) obligation, including accrued interest, till December 31, 2012.

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

During the fiscal year ended March 31, 2011, one of the Note holders converted $45,000 of the Note balance into stock, resulting in the conversion of principal equivalent to 150,000 shares of common stock. During the nine months ended December 31, 2011, four Note holders converted their principal balance and accrued interest into common stock. The first Note holder converted $38,209 into 127,362 shares of common stock while the second Note holder converted $63,157 into 210,524 shares of common stock. The third and fourth Note holders each converted $44,350 into 147,833 shares of common stock. As of December 31, 2011, the remaining maximum number of conversion shares of common stock for the notes’ principal amounts plus accrued and unpaid interest, assuming all remaining shares are converted was 12,006,158 shares of common stock. The Company incurred loans fees of $250,311, which has been deferred and is being amortized over the life of the notes.

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

The initial fair value of the warrants of $4,258,094 and the initial fair value of the derivatives of $1,593,002 was calculated using the Monte Carlo simulation model. The underlying value of the model is Enterprise Value, and each Claim is treated as a Claim on the Enterprise Value. Since the common stock price is not the underlying value, the volatility implied by the model is not equal to the volatility used under a closed-form Black-Scholes model which values the warrants with the common stock as the underlying security. The Enterprise Value volatility used at December 31, 2011 and 2010 was 52.1% and 34.1%, respectively.

Amortization of the discount that was charged to interest expense for the three and nine months ended December 31, 2011 amounted to $750,841 and $1,743,273, respectively. For the three and nine months ended December 2010, $243,056 and $564,318 of discount amortization was recorded to interest expense.

Interest charged to operations on the principal balance of the notes for the three and nine months ended December 31, 2011 totaled $135,644 and $404,415, respectively. For the three and nine months ended December 31, 2010, interest charged to operations on the principal balance of the notes was $135,043 and $371,546, respectively.

The following is a summary of amounts related to the notes as of December 31, 2011 and March 31, 2011. The amounts related to the Statement of Operations are summarized for the three and nine months ended December 31, 2011 and 2010:

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Balance Sheet – Assets

	December 31, 2011	March 31, 2011
Deferred financing fees	$250,311	$250,311
Accumulated amortization	(230,824)	(140,453)
Net deferred financing fees	$19,487	$109,858

Consolidated Balance Sheet – Liabilities

	December 31, 2011	March 31, 2011
Face value of Convertible Notes	$3,350,000	$3,350,000
Unamortized Original Issue Note Discount	(669,672)	(2,412,966)
Accrued and unpaid interest	486,892	298,058
Conversions	(235,066)	(45,000)
Convertible notes payable, net of unamortized discount	$2,932,154	$1,190,092

Derivatives Liability – Convertible Note (Iroquois)	$271,749	$4,534,069
Warrant Liability – Convertible Note (Iroquois)	8,375,343	12,809,065
Carrying value of notes and liabilities	$11,579,246	$18,533,226

Consolidated Statement of Operations

	Three Months Ended December 31,
	2011	2010 (restated)
Interest Expense – Principal	$(135,644)	$(135,043)
Interest Expense – Deferred Financing	(29,527)	(31,975)
Interest Expense – Loan Discount	(750,841)	(243,056)
Change in Convertible Note Warrant Liability	96,184	(968,299)
Change in Convertible Note Derivative Liability	1,022,321	392,949
	$202,493	$(985,424)

	Nine Months Ended December 31,
	2011	2010 (restated)
Interest Expense – Principal	$(404,415)	$(371,546)
Interest Expense – Deferred Financing	(90,371)	(97,869)
Interest Expense – Loan Discount	(1,743,273)	(564,319)
Change in Convertible Note Warrant Liability	4,433,722	(1,196,503)
Change in Convertible Note Derivative Liability	4,262,320	1,133,075
	$6,457,983	$(1,097,162)

Working Interest in Oil Properties

In February 2010, the Company sold a 12.5% working interest in the production of newly drilled wells located in Wardlaw Field to Glen Rose Partners I, LLC, (“GRP1”) for $1,000,000. The purchase and sale agreement excludes certain existing producing wells. GRP1 has the right to participate in all non-excluded wells, including wells on the Adamson leases. Pursuant to the terms of the purchase and sale agreement, the Company is required to pay all of GRP1’s drilling and production costs until GRP1’s carried costs equal $2,000,000. Further, for five years, GRP1 will also have conversion rights to convert its working interest in the Wardlaw Prospect with an imputed value equal to the working interest purchase price as adjusted, into the Company’s common stock in the same manner as the secured convertible notes are convertible, except that GRP1 conversion price shall be 150% of the secured convertible notes’ conversion price in effect as of the conversion date, ($0.45 as of December 31, 2011) provided that the secured convertible notes remain outstanding on the date of such conversion. GRP1 is an affiliate of Iroquois Capital Opportunity Fund, LP.

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

Stock Issued for Service

During the three and nine months ended December 31, 2011, the Company issued 300,000 shares and 872,343 shares, respectively, of common stock to certain members of the Board of Directors and officers as compensation for their services rendered during the quarter ended December 31, 2011. These shares were valued at $125,955 and $377,954 for the same time periods, the value of these shares was charged to operations.

During the three and nine months ended December 31, 2011, the Company issued 91,457 shares and 208,903 shares, respectively, of common stock to Point Capital Partners LLC in consideration for financial and accounting services rendered under its contract. The shares were valued at $30,000 and $90,000 for the same time periods, the value of these shares was charged to operations.

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

Each unit also consisted of one warrant for each common share in which the preferred shares are convertible for a strike price of $0.40 per share exercisable any time prior to the second anniversary of the issue date and one warrant for each common share in which the preferred shares are convertible for a strike price of $0.60 per share exercisable any time prior to the third anniversary of the issue date. The warrants contain anti-dilution provisions that would reset the strike price under certain conditions if the Company issues common stock at a price lower than the applicable strike price within twelve months from the date of issuance.

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

The initial fair value of the warrants of approximately $5,400,000 issued in January 2011, the initial fair value of the warrants of approximately $1,900,000 issued in July 2011 and the initial fair value of the warrants of approximately $230,000 issued in December 2011, was calculated using the Monte Carlo simulation model. The underlying value of the model is Enterprise Value, and each Claim is treated as a Claim on the Enterprise Value. Since the common stock price is not the underlying value, the volatility implied by the model is not equal to the volatility used under a closed-form Black-Scholes model which values the warrants with the common stock as the underlying security. The Enterprise Value volatility used for the initial valuations in January 2011 and July 2011 was 86.2% and 90.2%, respectively, and the volatility used at December 31, 2011 was 52.1%.

6. STOCK-BASED COMPENSATION

Stock Option Plans

In January 2008, our board of directors approved and adopted the United Heritage Corporation 2008 Equity Incentive Plan (the “Plan”). The Company reserved 5,000,000 shares of common stock for awards that will be granted from the Plan. The awards are subject to adjustment in the event of stock dividends, recapitalizations, stock splits, reverse stock splits, subdivisions, combinations, reclassifications or similar changes in our capital structure. The Plan became effective upon adoption by the board, and, unless earlier terminated in accordance with the terms and provisions thereof, will remain in effect for a period of ten years from the date of adoption. As of December 31, 2011 and 2010 there were no awards outstanding under the Plan.

Directors of the Company adopted the 1995 Stock Option Plan effective September 11, 1995. This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. As of December 31, 2010 and 2011 there were no awards outstanding under the Plan.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Directors of the Company adopted the 1998 Stock Option Plan effective July 1, 1998. This Plan and its subsequent amendment set aside 66,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, and/or employees of the Company and/or its subsidiaries. Options granted under the Plan are exercisable over a period to be determined when granted, but may be affected by the termination of employment. As of December 31, 2010 and 2011 there were no awards outstanding under the Plan.

Directors of the Company adopted the 2000 Stock Option Plan effective September 5, 2000. This Plan set aside 1,666,667 shares of the authorized but unissued common stock of the Company for issuance under the Plan. Options may be granted to directors, officers, consultants, advisors, and/or employees of the Company and/or its subsidiaries. As of December 31, 2010 and 2011 there were no awards outstanding under the Plan.

Options granted under the Plan must be exercised within the number of years determined by the Stock Option Committee and allowed in the Stock Option Agreement. The Stock Option Agreement may provide that a period of time must elapse after the date of grant before the options are exercisable. The options may not be exercised as to less than 100 shares at any one time.

Director’s compensation was amended on December 31, 2008. Under the revised plan, each director can choose each month to receive either $5,000 in the form of the Company’s common stock or stock options to purchase 5,000 shares of common stock. The option price is equal to the Company’s closing average bid price for the previous ended quarter. The previous agreement provided for 5,000 stock purchase options per month, with the price to be calculated on the average closing bid price for the month. Under the Plan, 150,000 stock options were granted to the Company’s Directors during the years ended March 31, 2009 and March 31, 2010. 15,000 options were retired as part of the litigation settlement with Joseph F. Langston Jr. 45,000 stock options remain outstanding under this Plan as of December 31, 2011.

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

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the risk free rate, the expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2011 and 2010. The expected option term was calculated based on the vesting period. The expected forfeiture rate is based on historical experience and expectations about future forfeitures.

No stock options were granted during the nine months ended December 31, 2011.

The following is an option activity summary under the plans for the quarter ended December 31, 2011.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, March 31, 2011	235,000	$0.78	0.44	$13,950

Forfeited or expired	(190,000)	$-	-

Outstanding, December 31, 2011	45,000	$0.29	0.41	$300

Exercisable December 31, 2011	45,000	$0.29	0.41	$300

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No options were exercised in the quarter ended December 31, 2011. No options remained unvested as of December 31, 2011.

The following schedule summarizes pertinent information with regard to the stock warrants for the quarter ended December 31, 2011:

	2011
	Warrants Outstanding	Weighted Average Exercise Price

Beginning of year:	50,936,532	$0.72
Granted	4,367,990	0.45
End of period	55,304,522	$0.70
Exercisable	51,011,532	$0.72

For the period from May 22, 2008 through March 7, 2011, the Company had recorded the warrants as liabilities and adjusted the carrying amount to fair value each reporting period. The warrants issued with the convertible notes in March 2010 and the warrants issued as part of the January 2011 Series D convertible preferred stock offering continue to be classified as liabilities. Additionally 75,000 warrants owed to certain consultants were owed to them prior to December 31, 2011 but not issued until subsequent to December 31, 2011 and thus the Company is recording them as liabilities until the date the warrant agreements are executed and the terms confirmed. All other remaining warrants have been re-classified to stockholders’ equity as of March 7, 2011. The following table shows the change in the value of the warrant liability for the nine months ended December 31, 2011.

Warrant liability balance March 31, 2011	$670,395
Change in fair value of warrant liability	(34,396)
Warrants reclassified to equity	(627,367)
Warrant liability balance December 31, 2011	$8,632

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

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2011 and March 31, 2011 the Company had assets and liabilities that fell under the scope of ASC 820. The carrying value of accounts receivable, notes receivable and accounts payable and accrued interest all approximate their fair value due to the short term nature. The fair value of the warrant liabilities were determined by the Monte Carlo simulation method. The Monte Carlo simulation is a generally accepted statistical method used to generate a defined number of stock paths in order to develop a reasonable estimate of the range of future expected stock prices of the Company and its peer group and minimizes standard error. Please see Notes 1, and 4 for discussion regarding the determination of fair value for these liabilities. Accordingly, the Company’s fair value measurements of the Company’s warrant liability and derivative liabilities are classified as a Level 3 input.

The fair value of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis are as follows:

	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant Liability – Convertible Note (Iroquois)	$-	$-	$8,375,343	$8,375,343
Derivatives Liability – Convertible Note (Iroquois)	$-	$-	$271,749	$271,749
Warrant Liability - ABG	$-	$-	$1,103,949	$1,103,949
Warrant liability - Other	$-	$-	$8,632	$8,632

	March 31, 2011 Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Warrant Liability – Convertible Note (Iroquois)	$-	$-	$12,809,065	$12,809,065
Derivatives Liability – Convertible Note (Iroquois)	$-	$-	$4,534,069	$4,534,069
Warrant liability - ABG	$-	$-	$5,860,509	$5,860,509
Warrant liability - Other	$-	$-	$670,395	$670,395

The following table sets forth a summary of changes in the fair value of the Company's Level 3 liabilities for the nine months ended December 31, 2011:

		Fair Value		Cancellation,
	Balance at	of warrants	Unrealized	termination,	Balance at
	March 31,	upon	(gains) or	and	December 31,
Description	2011	issuance	losses	reclassification	2011
Warrant Liability – Convertible Note (Iroquois)	$12,809,065	$-	$(4,433,722)	$-	$8,375,343
Derivatives Liability – Convertible Note (Iroquois)	$4,534,069	$-	$(4,262,320)	$-	$271,749
Warrant Liability – ABG	$5,860,509	$1,927,553	$(6,684,113)	$-	$1,103,949
Warrant liability - Other	$670,395	$-	$(34,396)	$(627,367)	$8,632

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

Langston Family Partnership and Buccaneer Energy Corporation v. Glen Rose Petroleum Corporation

On October 9, 2009, an action was commenced in the District Court in Kaufman County, Texas, by Langston Family Limited Partnership and Buccaneer Energy Corporation against the Company seeking recovery of funds and compensation for services allegedly advanced to the Company. The Company was served in March 2010 and defended the action. The action was amended on May 4, 2010 to, among other things, add Mr. Langston as a plaintiff. See, also Glen Rose Petroleum Corporation v. Joseph Langston, below. As of August 2, 2011, this matter, along with the related matter of Glen Rose Petroleum Corporation v. Joseph Langston, below, was settled. Langston agreed to discontinue and withdraw his claims with prejudice in exchange for receiving $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter and returning to the Company all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership. The lump sum payment of $80,000 was paid in August 2011. The monthly payments of $3,333 commenced on October 1, 2011.

Glen Rose Petroleum Corporation v. Joseph Langston

On April 1, 2010, the Company filed an action in the Delaware Court of Chancery against Mr. Langston, the Company’s former Chief Executive Officer, based upon alleged breaches of fiduciary duties as an officer and director of the Company and alleged self-dealing. On July 8, 2010, the Court denied jurisdiction in Delaware due to the prior action of Mr. Langston in Kaufman County, Texas, and directed the Company to proceed in the Texas Court. See also, Langston Family Partnership and Langston Family Partnership and Buccaneer Energy Corporation, above, which was settled. As of August 2, 2011, the Company agreed to discontinue its claims and pay Langston $80,000 in a lump sum payment and $3,333 each month for twelve (12) months thereafter in consideration for Langston returning to the Company all shares of the Company’s common stock in which he or anyone related to him had beneficial control or ownership. The lump sum payment of $80,000 was paid in August 2011. The monthly payments of $3,333 commenced on October 1, 2011.

Pernice v. Glen Rose Petroleum, et. al.

On or about April 15, 2011, the Company was advised of an action filed in the Los Angeles Superior Court, in the State of California, by an individual against the Company and others, including Blackwood Capital Limited and Andrew Taylor-Kimmins, our CEO. The claim alleges, among other things, breach of contract and negligent misrepresentations arising out of a proposed transaction related to certain securities and indebtedness of the Company purportedly held by the individual. On June 13, 2011, the parties agreed to a settlement that includes a lump sum payment to Mr. Pernice of $110,267 which was paid in full on July 27, 2011.

GLEN ROSE PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Porter, LeVay & Rose, Inc. v. Glen Rose Petroleum.

On September 6, 2011, an action against the Company was filed in the Supreme Court of the State of New York, County of Westchester by Porter, LeVay & Rose, Inc. The settlement amount of $79,323, due by the Company to Porter LeVay & Rose, Inc., was paid in full on January 23, 2012.

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

9. SUBSEQUENT EVENTS

On January 9, 2012, the Company announced the appointment to the board of directors of Mikhail Afendikov, Robert L.M. Hilliard, MD, Misbah Al Droubi, and Cliff M. West, Jr., each to serve until the next meeting of the shareholders of the Company.

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

Glen Rose owns UHC Petroleum Corporation (“UHC Petroleum”), a Texas corporation and licensed operator with the Texas Railroad Commission. UHC Petroleum is an independent producer of crude oil, based in Houston, Texas. UHC Petroleum operates the Wardlaw Lease and Adamson Lease (collectively, the “leaseholds”), located approximately 28 miles west of Rocksprings in Edwards County, Texas. The leaseholds lie in the southeast portion of the Val Verde Basin with oil production from the field currently coming from the formation at a depth of less than 600 feet. The Wardlaw Lease consists of approximately 10,562 gross acres of which approximately 10,500 gross acres are undeveloped. The Adamson Lease consists of approximately 1,157 gross acres, including 160 gross acres which were added during the three months ended December 31, 2011. All of the gross acres within the Adamson Lease are undeveloped.

The leaseholds currently include 88 identifiable wellbores. Of these, 46 are capable of producing with another 41 wellbores currently shut-in. Of the 41 shut-in wellbores, 39 are believed to be capable of being reclaimed in the future. There is also one shut-in gas well which tested gas is believed to be capable of producing and is scheduled for completion in the future subject to gas prices

In certain older wells, UHC Petroleum operates and owns a gross working interest of 100% and a net revenue interest of 75% of the current Wardlaw Lease production. In other wells, including the new wells which UHC Petroleum is developing on the Adamson Lease, UHC Petroleum operates and owns a gross working interest of 87.5% and a net revenue interest of 65.625%. For these last noted wells, the remaining 12.5% working interest and net revenue interest of 9.375% is owned by a separate, but related entity, called Glen Rose Partners 1, LLC, which is owned and controlled by substantially the same members as Iroquois Capital, a creditor of the Company. The original lease term was extended by a period of 90 days each time a well was drilled; therefore, based on prior drilling, the primary lease term is currently extended to 2014.

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

GOING CONCERN STATUS

The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flows which raises substantial doubt about its ability to continue as a going concern. The Company had net income of $909,108 and $10,815,350 for the three and nine months ended December 31, 2011, respectively. However, $2,664,402 and $15,414,551, respectively, of this net income is attributable to the change in value of the derivative and warrant liabilities. As of December 31, 2011 the Company had an accumulated deficit of $57,169,200.

The Company intends to continue its planned capital expenditure to continue its reworking and drilling programs, but does not have sufficient realized revenues and cash on hand is not adequate to cover immediate cash needs. However, the Company expects revenues from production will be enough to cover operating expenses in the near term.

The Company can provide no assurance that it will be able to obtain sufficient financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. Furthermore, certain of the Company’s current creditors may be required to approve any such transaction.

On March 3, 2012 the convertible notes issued to Iroquois Capital Opportunity Fund LP (“Iroquois) and the associated investors (Note 4) are set to mature. The total principal amounts, together with the accrued non-cash interest and the cash interest payable, at maturity will be approximately $3,839,094. As of February 13, 2012, the Company does not have an approved or substantially acceptable plan or ability to pay this amount at maturity or to refinance the notes. However, the Company remains focused on its financing efforts in order to raise enough capital to settle the debt in the near term.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement

During the January 2011 offering of convertible preferred stock (“Regulation S Offering”) with warrants, the Company realized that, on May 22, 2008 when it entered into a statutory merger whereby it moved its state of incorporation from Utah to Delaware (See Note 5), the number of authorized shares was inadvertently changed from 125,000,000 to 20,000,000. In conjunction with the January 2011 Regulation S Offering, the Company applied to the State of Delaware to authorize 150,000,000 shares of common stock, which was completed on March 7, 2011. For the period from May 22, 2008 through March 7, 2011, the Company had warrants outstanding in excess of the authorized and unissued common shares and as such in accordance with ASC Topic 815, Derivatives and Hedging, these warrants should have been classified as liabilities. In addition, as part of the process of closing the Company’s financial records for the year ended March 31, 2011, it noted the convertible debt and warrants issued in March 2010 and other transactions were not recorded correctly. The conversion option, which includes certain anti-dilution provisions, and a put option that includes a 20% premium, should have been bifurcated from the host contract and adjusted to fair value in accordance with ASC Topic 815. In addition the warrants also contain anti-dilution provisions that require liability classification in accordance with ASC Topic 815. As a result, the Company concluded that its annual financial statements for the year ended March 31, 2010 as well as its quarterly financial statements for the quarters ended within the fiscal year ended March 31, 2011, required a restatement to reflect these changes.

A summary of significant effects of the restatement follows:

On May 22, 2008, the Company had 20,307,087 warrants outstanding that carried a fair value of $11,926,934 as of that date and a fair value of $1,784,348 as of March 31, 2009. As of May 22, 2008, the Company made an adjustment to reclassify the warrants from equity to a liability and at March 31, 2009 the fair value was adjusted. For the year ended March 31, 2010, 3,733,332 warrants at a fair value of $536,746 at grant date were issued and 9,000,000 warrants at a fair value of $1,391,493 at termination date were cancelled. At March 31, 2010 the fair value of the warrants outstanding, not including the warrants issued with the convertible notes, was $3,992,172. For the nine months ended December 31, 2010, 4,373,336warrants at a fair value of $808,559 at grant date were issued. On March 7, 2011, the fair value of the warrants outstanding, not including the warrants issued with convertible notes or with the January 2011 Regulation S Offering or 1,335,000 warrants due to certain consultants (see note 5) was $4,525,117 and was reclassified to additional paid-in capital.

The convertible notes issued on March 3, 2010 included anti-dilution provisions in the conversion option and the warrants that allow for a reset of the respective conversion and exercise prices in certain situations when the Company issues common shares at a lower price. Additionally, the convertible notes include a provision that allows the creditors to put the notes back to the Company at a 20% premium in certain change of control or default situations. In order to determine the fair value of the embedded derivatives and the warrant liability the Company utilized a Monte Carlo simulation methodology. As of March 3, 2010, the fair value of the derivatives was $1,593,002 and the fair value of the warrant liability was $4,258,094. Due to the number of common shares on a fully-diluted basis offered to the creditors, the fair value of the derivatives and the warrant liability exceeded the principal amount of the convertible notes and so the Company recorded interest expense of $2,501,096 upon the date of issuance. The original issue discount of $3,350,000 is being amortized over the life of the debt using the effective interest rate method and for the year ended March 31, 2010 the amortization was $38,548. For the three and nine months ended December 31, 2010, the amortization of the debt discount was $243,056 and $564,318.

Stock based compensation expense for the three and nine months ended December 31, 2010 of $124,038 and $580,085, respectively was reclassed from a separate category for stock based compensation in the statement of operations to general and administrative expense in accordance with ASC Topic 718, Stock Compensation. Additionally, $206 and $563,725 of stock based compensation related to warrants issued to consultants was recorded for the three and nine months ended December 31, 2010, respectively.

Independent petroleum engineers have estimated the Company’s proved oil and gas reserves, all of which are located in Edwards County, Texas. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors. The original reserve report for fiscal year ended March 31, 2010 was not prepared in compliance with the Securities and Exchange Commission’s rules and accounting standards, which require that calculations be based on the twelve month un-weighted first-day-of–the-month average price for March 31, 2010. As such, the Company corrected the report and restated the related disclosures in the supplementary financial information in the Form 10-K for the year ended March 31, 2011. The effect of these adjustments was not material to the recorded depreciation, depletion and accretion amounts reported for the three and nine months ended December 31, 2010.

	Three Months Ended December 31, 2010 (As Previously Reported)	Amount of Change	Three Months Ended December 31, 2010 (As Restated)
Statement of Operations
Production and Operating	$334,193	$-	$334,193
Impairment of field equipment	-	-	-
Depreciation, depletion and accretion	117,181	(12,982)	104,199
General and administrative	501,981	123,832	625,813
Stock based compensation	124,038	(124,038)	-
Interest Expense	(366,766)	(85,264)	(452,030)
Change in value of warrant liability	-	937,171	937,171
Change in value of warrant liability – Iroquois	-	(968,299)	(968,299)
Change in value of derivative liability – Iroquois	-	392,949	392,949
Net Loss	$(955,978)	$289,745	$(666,233)
Basic and Diluted Loss per common share	$(0.05)	$0.01	$(0.04)

	Nine Months Ended December 31, 2010 (As Previously Reported)	Amount of Change	Nine Months Ended December 31, 2010 (As Restated)
Statement of Operations
Production and Operating	$570,791	$146,966	$717,757
Impairment of field equipment	124,870	(124,870)	-
Depreciation, depletion and accretion	205,692	(25,188)	180,504
General and administrative	1,802,842	1,143,398	2,946,240
Stock based compensation	580,085	(580,085)	-
Interest Expense	(1,067,274)	(92,658)	(1,159,932)
Change in value of warrant liability	-	2,550,434	2,550,434
Change in value of warrant liability - Iroquois	-	(1,196,503)	(1,196,503)
Change in value of derivative liability - Iroquois	-	1,133,075	1,133,075
Net Loss	$(3,537,937)	$1,834,127	$(1,703,810)
Basic and Diluted Loss per common share	$(0.20)	$0.10	$(0.10)

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 and 2010

Our revenues decreased $18,104 or approximately 4%, to $459,299 for the three months ended December 31, 2011, as compared to $477,403 for the three months ended December 31, 2010. The decrease in revenue in 2011 compared to 2010 was due to a decrease in sales as additional time was spent preparing previous contaminated oil to be ready for sale. During the three months ended December 31, 2011 and 2010, the Company sold 8,074 and 9,004 barrels of oil, respectively.

Our total production and operating costs and expenses decreased $40,728, or approximately 12%, to $293,465 for the three months ended December 31, 2011, as compared to $334,193 for the three months ended December 31, 2010. The decrease in our production and operating expenses is partly due to less barrels of oil being produced as well as a reduction in operating cost per well due to streamlined operations.

Our depreciation, depletion and accretion decreased by $11,764, or approximately 11%, to $92,435 for the three months ended December 31, 2011, as compared to $104,199 for the three months ended December 31, 2010. Substantially all of the decrease pertained to lower depletion recorded for the period. Depletion decreased due to the decrease in the volume of oil sold.

General and administrative expenses increased $221,860, or approximately 35%, to $847,673 for the three months ended December 31, 2011, as compared to $625,813 for the three months ended December 31, 2010. This increase in our general and administrative expenses during the current three month period is mainly attributable to increased legal and professional fees.

Our loss from operations increased $187,472, or approximately 32%, from a loss of $586,802 for the three months ended December 31, 2010, to a loss of $774,274 for the three months ended December 31, 2011. This change in our loss from operations is primarily attributable to the decrease in revenue which was off-set by the decrease in production and operating costs and the larger increase in general and administrative expenses.

Interest expense increased $463,247, or approximately 102%, from $452,030 for the three months ended December 31, 2010 to $915,277 for the three months ended December 31, 2011. Part of this increase is attributable to a higher amount of the Iroquois Notes Discount being expensed on a quarter basis.

The income/expense related to the changes in value of warrant and derivative liabilities increase from a combined income of $361,821 for the three months ended December 31, 2010 to a combined income of $2,664,402 for the three months ended December 31, 2011. The change in value of warrant and derivative liability is attributable to fluctuations in the share price of Glen Rose common stock.

Our net income (loss) increased $1,575,341 from a net loss of ($666,233) for the three months ended December 31, 2010, to net income of $909,108 for the three months ended December 31, 2011. The increase in net income is mainly attributable to the decrease in value of warrant and derivative liabilities.

Nine Months Ended December 31, 2011 and 2010

Our revenues increased $194,365, or approximately 26%, to $942,005 for the nine months ended December 31, 2011, as compared to $747,640 for the nine months ended December 31, 2010. This overall increase is attributable to the significant increase in revenue during the first three months of the period due to new development and reworking of wells. During the nine months ended December 31, 2011 and 2010, the Company sold 16,029 and 14,776 barrels of oil, respectively.

Our total production and operating costs and expenses decreased $115,095 or approximately 16%, to $602,662 for the nine months ended December 31, 2011, as compared to $717,757 for the nine months ended December 31, 2010. The overall decrease in our production and operating expenses can be attributed to a reduction in operating cost per well due to streamlined operations.

Our depreciation, depletion and accretion increased by $18,346, or approximately 10%, to $198,850 for the nine months ended December 31, 2011, as compared to $180,504 for the nine months ended December 31, 2010. Substantially all of our increase pertained to the depreciation, depletion and accretion expenses incurred in our oil properties.

General and administrative expenses decreased $431,032, or approximately 15%, to $2,515,208 for the nine months ended December 31, 2011, as compared to $2,946,240 for the nine months ended December 31, 2010. This decrease is mainly attributable to a decrease in professional fees and salaries.

Our loss from operations decreased $722,146, or approximately 23%, from a loss of $3,096,861 for the nine months ended December 31, 2010, to a loss of $2,374,715 for the nine months ended December 31, 2011. This change in our loss from operations is primarily attributable to the increase in revenue and the decrease in production and operating expenses as well as the decrease in general and administrative expenses.

Interest expense increased $1,080,366, or approximately 93%, from $1,159,932 for the nine months ended December 31, 2010 to $2,240,298 for the nine months ended December 31, 2011. A significant part of this increase is attributable to higher amounts of the Iroquois Notes Discount being expensed on a quarter basis.

The income/expense related to the changes in value of warrant and derivative liabilities increase from an income of $2,487,006 for the nine months ended December 31, 2010 to an income of $15,414,551 for the nine months ended December 31, 2011. The change in value of warrant and derivative liability is attributable to fluctuations in the share price of Glen Rose common stock.

Our net income (loss) increased $12,519,160 from a net loss of ($1,703,810) for the three months ended December 31, 2010, to net income of $10,815,350 for the nine months ended December 31, 2011. The increase in net income is mainly attributable to the decrease in value of warrant and derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our revenues have not been adequate to support our operations. We anticipate that this will change in the near future as a result of our capital raising and development efforts, combined with operating changes.

Current liabilities decreased from $6,554,636 at March 31, 2011 to $6,998,636 at December 31, 2011, a decrease of $444,000, or approximately 7%. This decrease was caused by the increase of $2,602,683 in the notes payable, current portion from $144,570 at March 31, 2011 to $2,747,253 at December 31, 2011, together with the increase of $1,742,062 in the convertible notes payable, net of unamortized discount from $1,190,092 at March 31, 2011 to $2,932,154 at December 31, 2011; offsetting the decrease in the derivatives liability on the convertible note with Iroquois of $4,262,320 from $4,534,069 at March 31, 2011 to $271,749 at December 31, 2011.

We had working capital deficit of $6,570,657 at December 31, 2011, as compared to working capital deficit of $5,527,253 at March 31, 2011, a working capital decrease of $1,043,404 or approximately 19%. The decrease in our working capital resulted from the decrease in current assets, mainly the decrease in the December 31, 2011 cash balance compared to March 31, 2011.

As of February 24, 2012 the Company held $30,698 in cash.

The Company intends to continue its planned capital expenditure to continue its reworking and drilling programs, but does not have sufficient realized revenues and cash on hand is not adequate to cover immediate cash needs.

The Company can provide no assurance that it will be able to obtain sufficient financing that it needs to develop its properties and alleviate doubt about its ability to continue as a going concern. If the Company is able to obtain sufficient additional financing proceeds, the Company cannot be certain that this additional financing will be available on acceptable terms, if at all. To the extent the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. Furthermore, certain of the Company’s current creditors may be required to approve any such transaction.

On March 3, 2012 the convertible notes issued to Iroquois Capital Opportunity Fund LP (“Iroquois) and the associated investors (Note 4) are set to mature. The total principal amounts, together with the accrued non-cash interest and the cash interest payable, at maturity will be approximately $3,839,094. As of February 21, 2012, the Company does not have an approved or substantially acceptable plan or ability to pay this amount at maturity or to refinance the notes. However, the Company remains focused on its financing efforts in order to raise enough capital to settle the debt in the near term.

Cash Flow

Our operations used $1,853,739 of cash in the nine months ended December 31, 2011. Net income for the nine months of $10,815,350 was offset by changes in value of warrant liability and derivative liability totaling $15,414,551. Stock compensation expenses of $467,954, amortization of loan discount of $1,743,272 and a increase of $361,575 in accounts payable and accrued expenses also impacted the cash used in operating activities. Cash of $916,126 was used in investing activities during the same six month period, most of which was used on additions to the oil and gas properties. Cash from escrow of $367,554 and proceeds from the July 2011 Reg. S. offering of $1,931,846, contributed to cash provided by financing activity during the nine months ended December 31, 2011.

At December 31, 2011, we had cash on hand and cash in escrow in the amount of $13,113 as compared to $29,382 at December 31, 2010.

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

The market price per barrel of oil decreased from $106.72 on March 31, 2011 to $99.00 on December 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, and due to the material weaknesses in our internal control over financial reporting described previously in our Form 10-K for the year ended March 31, 2011, and summarized below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

We identified the following material weaknesses in internal control over financial reporting as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992).

Complex Equity and Debt Transactions

We had difficulties in applying complex accounting standards and did not have sufficient staffing and technical expertise in order to recognize and record complex equity and debt transactions. Adequate controls over these processes were absent as of December 31, 2011. During the audit of the March 31, 2011 financial statements it was noted that there were certain debt and equity transactions that were improperly recorded and were required to be restated and/or adjusted based on the audit findings. The absence of controls in this area resulted in the restatement of the March 31, 2010 Form 10-K and adjustments to fiscal year ended March 31, 2011 balances related to stock based compensation to consultants, classification of outstanding warrants, convertible debt and convertible equity which were not originally recorded in accordance with ASC Topic 718, Stock Compensation, ASC Topic 815, Derivatives and Hedging and ASC Topic 480, Distinguishing Liabilities and Equity.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2011, no changes were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no reportable events under this Item 2 during the quarterly period ended December 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2011.

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

GLEN ROSE PETROLEUM CORPORATION

Date: February 24, 2012	By:	/s/ Andrew Taylor-Kimmins
Andrew Taylor-Kimmins
President and Chief Executive Officer

Date: February 24, 2012	By:	/s/ Theodore D. Williams
Theodore D. Williams
Chief Financial Officer

